Form 10-K
period 2011-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2011-09-09
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
Commission file number 001-34717
__________________________
Alpha and Omega Semiconductor Limited
(Exact name of Registrant as Specified in its Charter)

Bermuda	77-0553536
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Clarendon House, 2 Church Street
Hamilton HM 11, Bermuda
(Address of Principal Registered
Offices including Zip Code)
(408) 830-9742
(Registrant's Telephone Number, Including Area Code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.002 par value per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2010 was approximately $216 million.
Based on the closing price of the registrant's common stock as reported on the NASDAQ Global Market on December 31, 2010 (the last business day of the registrant's most recently completed second quarter). The closing price of the registrant's common shares on the NASDAQ Global Market as of December 31, 2010 was $12.83 per share. Shares of the registrant's common stock held by each officer and director and affiliated entities who own 5% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. This calculation does not exclude shares held by persons or entities whose ownership exceeds 5% of the registrant's common stock that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940, as amended.

There were 24,600,229 shares of the registrant's common shares outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY RFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended June 30, 2011.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2011

PART I

Item 1.	Business
Forward Looking Statements
This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “intend,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Item 1A.“Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a designer, developer and global supplier of a broad range of power semiconductors. We have a broad portfolio of power semiconductors that we actively market and we seek to continuously add to our product portfolio each year. Our portfolio of power semiconductors is extensive, with over 800 products, and has grown rapidly with the introduction of over 120 new products each year during the past three fiscal years. In addition, our patent portfolio has grown to include 176 patents and 191 patents applications in the United States at the end of fiscal year 2011. We seek to differentiate ourselves by integrating our expertise in device physics, process technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, smart phones, flat panel TVs, battery packs, portable media players, motor control and power supplies.
During the fiscal year ended June 30, 2011, we launched several key product families and technologies to enable high efficiency power conversion solutions. We expanded our MOSFET product family by expanding our high voltage product line with the introduction of the AlphaMOSTM and AlphaIGBTTM technology platform that lower on-resistance to enable high efficiency AC-DC conversion. The development in high voltage product line enables us to broaden the markets we serve. We also released our third generation EzBuck DC-DC Power IC family which offers higher efficiency and output current to power the latest chipsets used in a wide range of consumer applications. Our new PairFET advanced packaging technology allows high power density DC-DC conversion in computing and communications applications by integrating two MOSFETs in a single package, with the performance of two independent MOSFETs.
We have assembled a team of scientists and engineers globally and have developed an extensive portfolio of intellectual property. Our intellectual property portfolio and technical knowledge encompass major aspects of power semiconductors, providing us with a platform to rapidly introduce innovative products to address the increasingly complex power requirements of advanced electronics.
Our transnational business model leverages global resources, including leading research and development expertise in the United States, cost-effective semiconductor manufacturing in Asia and localized sales and technical support in several fast-growing electronics hubs globally. Our core research and development team, based in Silicon Valley, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. While we currently utilize third-party foundries for our wafer fabrication, we are in the process of transitioning from a fabless to a “fab-lite” business model. Under this model, we intend to allocate our manufacturing requirements to both in-house and outsourced capacities, which we believe would allow us to accelerate technology development, bring products to market faster, reduce manufacturing costs and improve our long-term financial performance. As part of this transition, we recently announced our intention to acquire certain assets associated with a 200mm wafer fabrication facility located in Hillsboro, Oregon from Integrated Device Technology, Inc., or IDT. We also deploy and implement our proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of our products. In addition, in December 2010, we acquired control of Agape Package Manufacturing Ltd., or APM in a cash and stock transaction with a purchase price of $40.0 million. After the acquisition, APM became our wholly-owned subsidiary. We now primarily rely upon our two in-house facilities for packaging and testing. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost, flexibility and cycle time.
We were incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of our registered office is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. Our agent for service of process in the U.S. for the purpose of our securities filings is our chief executive officer, Mike F. Chang, c/o Alpha and Omega Semiconductor Incorporated, 475 Oakmead Parkway, Sunnyvale, CA 94085. Telephone number of our agent is (408) 830-9742.
We have incorporated various wholly-owned subsidiaries in different jurisdictions. Please refer to Exhibit 21.1 for a complete list of our subsidiaries.
Our industry
Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. With advances in semiconductor technology, the functionality and performance of semiconductors have generally increased over time, while size and cost have generally decreased. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets, a trend that has contributed to the growth of the semiconductor industry.
Analog semiconductors
The semiconductor industry is typically segmented into analog and digital. Analog semiconductors handle real world phenomena such as light, sound, motion, radio waves and electrical currents and voltages. In contrast, digital semiconductors, such as microprocessors, microcontrollers, memory and other logic devices, process binary signals represented by a sequence of ones and zeros.
As a result of these fundamental differences, the analog semiconductor industry is distinct from the digital semiconductor industry in terms of the complexity of design and the length of product cycle. Improper interactions between analog circuit elements can potentially render an electronic system inoperable. Experienced engineers and manual intervention in the design process are necessary because computer-aided design cannot fully model the behavior of analog circuitry. Therefore, experienced analog engineers with requisite knowledge are in great demand but short supply worldwide. In addition, analog semiconductors tend to have a longer life cycle, usually three to five years, because original design manufacturers, or ODMs and original equipment manufacturers, or OEMs typically design the analog portions of a system to span multiple generations of their products. Once designed into an application, the analog portion is rarely modified because even a slight change to the analog portion can cause unexpected interactions with other components, resulting in system instability.
 Power semiconductors
Power semiconductors are a subset of the analog semiconductor sector with their own set of characteristics unique to power architecture and function. Power semiconductors transfer, manage and switch electricity to deliver the appropriate amount of voltage or current to a broad range of electronic systems and also protect electronic systems from damage resulting from excessive or inadvertent electrical charges.
Power semiconductors can be either discrete devices, which typically comprise only a few transistors or diodes, or ICs, which incorporate a greater number of transistors. The function of power discretes is power delivery by switching, transferring or converting electricity. Power transistors comprise the largest segment of the power discrete market. Power ICs, sometimes referred to as power management ICs, perform power delivery and power management functions, such as controlling and regulating voltage and current and driving power discretes.
The rapid growth of the power semiconductor market in recent years has been driven by the proliferation of computer and consumer electronics, such as desktop computers, notebooks, smartphones, flat panel displays and portable media players that require sophisticated power management to improve power efficiency and extend battery life. The evolution of these products is characterized by increased functionality, thinner or smaller form factors and decreasing prices.
Today, integrated consumer electronic devices require multiple and separate voltages to power all of these functions properly. These complex power requirements generate heat and reduce battery life. At the same time, consumers demand smaller and thinner devices, making it more challenging to develop efficient power schemes as smaller components have less surface area to conduct and dissipate heat. More processing functions also reduce battery life, which increases the need for the greater efficiency of electronic components. In addition, since the power of a system manages electrical charge, inefficient or poorly performing power components can be potentially dangerous as they may lead to an overload which could result in an explosion or fire. As a result, the task of developing small footprint power components that deliver high efficiency and effective heat dissipation becomes very complex, requiring greater technical skills and resources.
The evolution toward smaller form factors and complex power requirements has driven further integration in power semiconductors, resulting in power ICs that incorporate the functionalities of both power management and power delivery functions in a single device. Power ICs can be implemented by incorporating all necessary power functions either on one piece of silicon or multiple silicon chips encapsulated into a single device. Generally, ODMs and OEMs are indifferent as to how the internal circuitry of a device is implemented, as long as the power IC performs to specification and accommodates the desired form factor.
In addition to the shrinking size of power semiconductors, external components, such as inductors and capacitors, must also be reduced in size and quantity. To do this, the operating frequency of the power IC must increase significantly. This increase can only be effectively achieved with MOSFETs that are specifically tailored to the power management IC functions in order to optimize the performance of the device.
Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum balancing low-costs with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. Within opposite ends of the spectrum are companies adopting a variety of business models with varying degrees of focus between technological development and manufacturing capacity. For example, technology-focused fabless semiconductor companies design their own products and develop proprietary process technologies. These companies outsource substantially all of the manufacture of their products to third-party wafer foundries and packaging facilities, and deploy and implement their proprietary technologies using the equipment of their manufacturing partners. In addition, companies with a “fab-lite” model focus on the design of products and process technology, but also utilize efficient, low-cost internal manufacturing capacity, which may be augmented or supported with production capacity at third-party companies for legacy technology production.
Our strategies
The objective of our strategies is to extend our position as a leading designer, developer and global supplier of a broad range of analog semiconductors, specializing in power semiconductors. To accomplish this, we intend to:
Transition to a “fab-lite” business model to bring products to market faster and drive long-term financial performance
We are in the process of transition from a technology-focused fabless semiconductor company to a “fab-lite” business model. Under this model, we intend to allocate our wafer requirements between our internal facility and outsourced capacity, which we believe will accelerate the development of our proprietary technology, lower our manufacturing costs, reduce our product development cycle to bring products to market faster and improve our long-term financial performance. We also expect this “fab-lite” model to provide quicker response to our customer demands, enhanced relationships with strategic customers, flexibility in capacity management and geographic diversification of our wafer supply chain. As part of this transition, we recently announced our intention to acquire certain assets associated with a wafer fabrication facility from IDT located in Hillsboro, Oregon for $26 million, which we expect to close by the end of January 2012. Furthermore, we have expanded our packaging capacity through the acquisition of APM in December 2010, which, together with our existing in-house manufacturing facility, allow us to rely substantially all of our packaging and testing requirements on our in-house facilities. As we continue to grow under this “fab-lite” model, we may establish selected partnership and pursue acquisitions to expand our manufacturing capacity, if we believe these transactions would allow us to reduce the cost of production and improve the quality of our products.
Leverage our power semiconductor expertise to drive new technology platforms
We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and innovative packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions due to our extensive pool of experienced scientists and engineers and our strong IP portfolio of over 300 patents and patents applications in the United States covering MOSFET and power IC design, process technology and advanced packaging. Accordingly, we intend to leverage our integrated expertise to increase the number of power discrete technology platforms and power IC designs to expand our product offerings and deliver complete power solutions for our targeted applications.
Apply our technology platforms to introduce new products and expand our addressable market

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of over 800 products and we have introduced over 120 new products each year for the past three fiscal years. We continue to leverage the depth and breadth of our power expertise to further increase our product lines, including higher performance power ICs and high voltage MOSFETs, in order to expand our addressable market and margin profile. We also believe that our expanding product offerings will allow us to penetrate new end-market applications and will provide us with an important competitive advantage, as OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
Increase direct relationships and product penetration with OEM and ODM customers
We have developed direct relationships with key OEMs who are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs who have traditionally been responsible for manufacturing these products. While OEMs typically focus their design efforts on their flagship products, as the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which they sell directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, increasing the number of our products used within their system, and leveraging our relationships to penetrate their other products.
Leverage transnational business model for cost-effective growth
We intend to continue our transnational business model to leverage global resources and regional strengths. We intend to continue to deploy marketing, sales and technical support teams in close physical and cultural proximity to our end customers, particularly in Asia and the United States. We plan to further expand our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins.
Our products
To serve the large and diverse analog market for power semiconductors, we have created a broad product portfolio consisting of two major categories: power discretes and power ICs. While we derive the majority of our revenue from sales of power discretes products, sales of power ICs has been increasing during the past three fiscal years. Our power discretes consist primarily of proprietary and standard low voltage and high voltage power MOSFETs. The primary function of power MOSFETs is to deliver power, such as switching, transferring or converting electricity. We also offer power ICs which, in addition to delivering power, control and regulate the sequence and rate of power management variables, such as the flow of current and level of voltage.
The following table lists our product families and the principal end uses of our products:

Product Family	Description	Product Categories within Product Type	Typical Application
Power discretes	Low on-resistance switch used for routing current and switching voltages in power control circuits	DC-DC conversion DC-AC conversion AC-DC conversion Load switching Motor control Battery protection
Notebooks, netbooks, desktop and tablet PC's, servers, flat panel displays, TVs, graphics cards, game boxes, chargers, battery packs, AC adapters, power supplies, E-bikes, motor control, smart phones and other portable devices

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching	Flat panel displays, TVs, all-in-one-PCs, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, netbooks, flat panel displays, TVs, cell phones, and portable electronic devices

Power discrete products
Power discretes are used across a wide voltage and current spectrum, requiring them to operate efficiently and reliably under harsh conditions. Due to this wide applicability across diverse end-market applications, we market general purpose MOSFETs that are used in multiple applications as well as MOSFETs targeted for specific applications.
Our current power discrete product line includes industry standard trench MOSFETs, electrostatic discharge, protected MOSFETs and SRFETs. Compared to standard MOSFETs, SRFETs generally provide less power loss and reduced switching noise in DC-DC applications, allowing for greater efficiency, less heat, longer battery life and reduced electromagnetic interference. Our MOSFET product line is built on top of successive generations of MOSFET process technology platforms. Typically, each successive generation of MOSFET products is characterized by the following features:

•	improved on-resistance per area of die, allowing for better power efficiency;

•	lower device capacitances reducing power losses during switching operating conditions;

•	smaller footprints suitable for compact and mobile applications; and

•	smaller die sizes, which increase the number of available die per wafer and thereby reduce the overall cost.
We expanded our MOSFET product family by expanding our high voltage product line with the introduction of the AlphaMOSTM and AlphaIBGTTM technology platforms that lower on-resistance to enable high efficiency AC-DC conversion. The development in high voltage product line enables us to broaden the markets we serve in the area of motor control, power supplies and uninterruptible power supplies (UPS).
Power IC products
In addition to the traditional monolithic or single chip design, we employ a multi-chip approach for our power ICs. This multi-chip technique leverages our proprietary MOSFET and advanced packaging technologies to offer integrated solutions to our customers. This allows us to update a product by interchanging only the MOSFETs without changing the power management IC, thereby reducing the time required for new product introduction. We believe that our power IC products improve our competitive position by enabling us to provide higher power density solutions to our end customers than our competitors.
The incorporation of both power delivery and power management functions tends to make power ICs more application specific because these two functions have to be properly matched to a particular end product. We have local technical marketing and applications engineers who closely collaborate with our end customers to help ensure that power IC specifications are properly defined at the beginning of the design stage.
Following the successful transition to copper wire packaging technology from gold wire packaging for our MOSFET products, we plan to design and manufacture our power IC products using copper wire packaging technology.
Distributors and customers
We have developed direct relationships with key OEMs, most of which we serve through our distributors and ODMs, and they include Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group. We sell to Samsung Group directly which accounted for 11.5% of our revenue for the fiscal year ended June 30, 2011. In addition, based on our historical design win activities and records from ODMs, we believe that our power semiconductors are also incorporated into products sold to OEMs, including ASUSTeK Computers Inc.
Through our distributors, we provide products to ODMs who traditionally are contract manufacturers for OEMs. As the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products, which they sell directly to consumers. Our ODM customers include Compal Electronics, Inc., Foxconn, Quanta Computer Incorporated, AOC International and Wistron Corporation.
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. Under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2011, the two largest distributors of our products are WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to these two distributors accounted for 36.7% and 30.6% of our revenue for the fiscal year ended June 30, 2011, respectively.

Sales and marketing
Our marketing department is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of most members of our marketing team, including technical marketing engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, we have deployed field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs, work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.
Our sales team consisted of sales persons, field application engineers, or FAEs, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Tokyo, Seoul and Sunnyvale, California, complemented by our field applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, sourcing additional demand and promoting our products, in which case we may pay a sales commission to these distributors.
A typical sales cycle takes six to nine months and is comprised of the following steps:

•	identification of a customer design opportunity;

•	qualification of the design opportunity by our FAEs through comparison of the power requirements against our product portfolio;

•	provision of a product sample to the end customer to be included in the customer's pre-production model with the goal of being included in the final bill of materials; and

•	placement by the customer, or through its distributor, of a full production order as the end customer increases to full volume production.
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. However, broad fluctuations in recent periods in the semiconductor industry conditions and global economic environment have had a more significant impact on our results than seasonality.
Backlog
Our sales are made primarily pursuant to standard purchase orders from distributors and direct customers. The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with no penalty to the customers. The quantities actually purchased by the customer, as well as shipment schedules, are frequently revised that reflect changes in both the customers' requirements and in manufacturing availability. Therefore, our backlog at any point in time is not a reliable indicator of our future revenue.
Research and development
Because we view technology as a competitive advantage, we invest heavily in research and development to address the technology intensive needs of our end customers. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. In addition, we are in the process of transition to a “fab-lite” business model, which we believe would allow us to accelerate the development and implementation of our proprietary process technologies, thus enhancing our research and development efforts.
We have research and development employees in our Silicon Valley facility, our Taiwan design center as well as our supporting centers in Shanghai. Following our proposed acquisition of certain wafer fabrication assets of IDT, we also expect to expand our technical team in Hillsboro, Oregon where the wafer fabrication facility is located. We believe that these research and development talents enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:
Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested significant resources to develop and enhance our proprietary packaging technologies, including the recent establishment of our in-house packaging and testing facility. We focus on packaging and bonding materials as well as bonding and manufacturing techniques. For example, our copper wire packaging technology eliminates the need for gold wire bonding, which reduces the cost of production and improves operating efficiency. We have developed co-packaging technology in which multiple chips are incorporated into a single device allowing design flexibility. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers.
Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical and lateral DMOS, Shielded Gate Trench, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at the third-party foundries that fabricate our wafers. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.
New products and new technology platforms: We also invest significantly in the development of new technology platforms and introduction of new products. Because power management affects all electronic systems, we believe that developing a wide portfolio of products enables us to target new applications in addition to expanding our share of power management needs served within existing applications.
As a technology company, we will continue our significant investment in research and development in our low voltage and high voltage power discretes and power ICs by developing new technology platforms and new products that allow for better product performance, more efficient packages and higher levels of integration.
Operations
The manufacture of our products is divided into two major steps: wafer fabrication and packaging and testing. In order to allocate more resources to research and development, we currently outsource the fabrication of all of our semiconductor wafers. Our in-house packaging and testing facilities handle substantially all of our packaging and testing needs. We also outsource a small portion of our packaging and testing requirements to other contract manufacturers.
Wafer fabrication

We are in the process of transition from a technology-focused fabless company to a “fab-lite” business model. Under this model, we expect to allocate our wafer manufacturing requirements between our internal facility and outsourced capacity, which we believe will accelerate the development of our technology and products, as well as to reduce our manufacturing cost and provide better services to our customers. Pursuant to our existing foundry service arrangement with IDT, we have an option to acquire certain assets associated with its wafer fabrication facility for $26 million, which is exercisable by us from September 1, 2011 to November 15, 2011. IDT granted this option to us in exchange for our entry into the foundry service arrangement and a cash deposit of $5 million, which will be applied against the purchase price. As part of our transition to the "fab-lite" business model, we recently announced our intention to exercise this option prior to the November 15, 2011 deadline and close the transaction by January 31, 2012.
Currently our main foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in Shanghai. HHNEC has been manufacturing wafers for us since 2002. HHNEC manufactured 68.7% of the wafers used in our products for the fiscal year ended June 30, 2011. We believe that our volume of production allows us to secure favorable pricing and priority in allocation of capacity as compared to fabless semiconductor designers with smaller volumes of production. However, wafer fabrication capacity may fluctuate significantly due to market demands and specific business plans of the foundry. If foundry capacity is constrained, wafer price will increase and the lead time may prolong. The foundries we use typically require four weeks or more to manufacture our wafers and have set levels of capacity and inventories of raw materials. We believe that we generally have reasonably good working relationships with the foundries.
Packaging and testing
Completed wafers from the foundries are sent to our in-house packaging and testing facilities or to our subcontractors, where the wafers are cut into individual die, soldered to lead frames, wired to terminals and then encapsulated in protective packaging. After packaging, all devices are tested in accordance with our specifications and substandard or defective devices are rejected. We have established quality assurance procedures that are intended to control quality throughout the manufacturing process, including qualifying new parts for production at each packaging facility, conducting root cause analyses, testing for lots with process defects and implementing containment and preventive actions. The final tested products are then shipped to our distributors or customers.

Our in-house packaging and testing facilities are located in Shanghai, China which handle substantially all of our packaging and testing requirements for our products. Our facilities have the combined capacity to package and test over 400 million parts per month and have available floor space for further expansion. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.
Quality assurance
Our quality assurance policy aims to consistently provide our end customers with products that are reliable, durable and free of defects in order to meet or exceed the expectations of excellence and high performance from our end customers. We strive to do so through continuous improvement in our product design and close collaboration with our manufacturing partners to maintain the quality of our products. We received an ISO9001:2000 certification in February 2004 in recognition of our quality assurance standards. ISO9001:2000 is a set of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. In July 2005, we began to offer lead-free products in order to comply with Restrictions on the use of Hazardous Substances, or RoHS.
We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products, is in strict compliance with our process control, monitoring procedures and product requirements. We also conduct monthly reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance.
Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources, adopting vendor-managed inventory and just-in-time delivery. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.
Competition
The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Advanced Power Electronics Corp., Diodes Incorporated, Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductors Corp., Renesas Technology Corp., STMicroelectronics N.V., Toshiba Corporation and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Anpec Electronics Corporation, Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Volterra Semiconductor Corporation.
Our ability to compete depends on a number of factors, including:

•	our success in identifying new and emerging markets, applications and technologies and developing power management solutions for these markets;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.
Some of our competitors have longer operating histories, more brand recognition, and significantly greater financial, technical, research and development, sales and marketing, manufacturing and other resources. However, we believe that we can compete effectively through our integrated and innovative technology platform and design capabilities, including our multi-chip approach to power IC products, strategic transnational business model, expanding portfolio of products, diversified and broad customer base, and excellent on-the-ground support and quick time to market for our products.
Intellectual property rights
Intellectual property is an important component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of our technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including Fairchild Semiconductor International, Inc., Giant Semiconductor Corporation and Matsushita Electronic Industrial Co. Ltd., to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2011, we had 176 patents issued in the United States, of which 39 were acquired, two were licensed and 135 were based on our research and development efforts, and these patents are set to expire between 2015 and 2031. We also had a total of 87 foreign patents, including 51 Chinese patents, 32 Taiwanese patents and 4 Korean patents. Except for the 2 Taiwanese patents that were purchased from a third party, all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2015 and 2029. In addition, as of June 30, 2011, we had a total of 544 patent applications, out of which 191 patents were pending in the United States, 160 patents were pending in China, 181 patents were pending in Taiwan and 12 patents were pending in other countries.

As our technologies are deployed in new applications, we may be subject to new potential infringement claims. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources. However, we are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
In addition to patent protection, we also rely on a combination of trademark, copyright (including mask work protection), trade secret laws, contractual provisions and similar laws in other jurisdictions. We also enter into confidentiality and invention assignment agreements with our employees, consultants, suppliers, distributors and customers and seek to control access to, and distribution of, our proprietary information.
Environmental matters
The semiconductor production process, including the packaging process, generates gaseous chemical wastes, liquid wastes, waste water and other industrial wastes. We have installed various types of pollution control equipment for the treatment of gaseous chemical waste and liquid waste and equipment for the recycling of treated water in our packaging and testing facilities in China. Waste generated at our manufacturing facilities, including acid waste, alkaline waste, flammable waste, toxic waste, oxide waste and self-igniting waste, is collected and sorted for proper disposal. Our operations in China are subject to regulation and periodic monitoring by China's State Environmental Protection Bureau, as well as local environmental protection authorities, including those under the Shanghai Municipal Government, which may in some cases establish stricter standards than those imposed by the State Environmental Protection Bureau. We believe that we have been in material compliance with applicable environmental regulations and standards.
We have received all the applicable environmental assessment reports and approvals with respect to the construction of our manufacturing facilities in China. In addition, these facilities have implemented an ISO14001 environmental management system since June 12, 2009 and August 29, 2006. We also require our subcontractors, including foundries and assembly houses, to meet ISO14001 standards. We believe that we have adopted pollution control measures for the effective maintenance of environmental protection standards consistent with the requirements applicable to the semiconductor industry in China.
Our products sold in Europe are subject to RoHS in Electrical and Electronic Equipment, which requires that the products do not contain more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants. Our manufacturing facilities also obtained QC080000 certification, which is an IECQ Certificate of Conformity Hazardous Substance Process Management for European Directive 2002/95/EC requirements and a Certificate of Green Partner for Sony Green Partner Program. We avoid using these restricted materials to the extent possible when we design our products.
Employees

As of June 30, 2011, we had 3,099 employees, of which 131 were located in the United States, 2,882 were located in China, and 86 were located in other parts of Asia. Of our employees, 2,590 were in operations and manufacturing, 201 were in research and development, 127 were in sales and marketing and 181 were in general and administrative. We consider our relations with our employees to be satisfactory.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2011. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	66	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	59	Director and Chief Operating Officer
Ephraim Kwok	57	Chief Financial Officer
Hamza Yilmaz, Ph.D.	56	Executive Vice President of Marketing and Product Line
Yifan Liang	47	Chief Accounting Officer
Mike F. Chang, Ph.D. , is the founder of our company and has served as our Chairman of the Board and Chief Executive Officer since the incorporation of our company. Dr. Chang has extensive experience in both technology development and business operations in the power semiconductor industry. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a semiconductor company, or Siliconix, from 1998 to 2000. Dr. Chang also held various other positions at Siliconix from December 1987 to 1998. Earlier in his career, Dr. Chang held various positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.
Yueh-Se Ho, Ph.D. , is a co-founder of our company and has served as our Chief Operating Officer since January 2006 and our director since March 2006. Dr. Ho has held various operations management positions in our company since our inception, including the Vice President of Worldwide Operations from 2003 to 2006 and the Vice President of Back End Operations from 2000 to 2003. Prior to co-founding our company, Dr. Ho served as the Director of Packaging Development and Foundry Transfer at Siliconix from 1998 to 2000. Dr. Ho received his B.S. in chemistry from Tamkang University, Taiwan, and Ph.D. in chemistry from the University of Pittsburgh.
Ephraim Kwok has served as our Chief Financial Officer since October 2005. Prior to joining our company, Mr. Kwok served as Chief Financial Officer for various public and private companies in the U.S. including WJ Communications, Inc., a semiconductor company, from 2004 to 2005, Summit Microelectronics, Inc., a semiconductor company, from 2003 to 2004, and Elantec Semiconductor, Inc., a semiconductor company, from 1998 to 2001. At Elantec, Mr. Kwok led a follow-on public offering and managed the company through significant growth in its operations and market capitalization. Mr. Kwok received his B.S. in physiology from the University of California at Davis and M.B.A. in finance from the University of California at Berkeley.
Hamza Yilmaz, Ph.D. , is currently serving the role as our Executive Vice President of Marketing and Product Lines. Dr. Yilmaz joined our company in January 2008 as Executive Vice President of Business Development and was promoted to Executive Vice President of Marketing and Sales in November 2009. Prior to joining our company, Dr. Yilmaz was the Senior Vice President of Semiconductor Technology and Product Development and Operations at Volterra Semiconductor, Inc. from 2007 to 2008. Dr. Yilmaz was the Senior Vice President of Product and Technology Development at Fairchild Semiconductor Corporation from 2004 to 2007. He served as the Vice President of Technology Development at GEM Services, a semiconductor assembly and testing company, from 2002 to 2004, and he also held various executive positions at Siliconix from 1988 to 2001, including Executive Vice President of Power Product Line. Dr. Yilmaz received his B.S. in electrical engineering from Yildiz Teknik University in Istanbul, Turkey, M.S. in electrical engineering from the University of Texas at Austin, and Ph.D. in electrical engineering from the University of Michigan.
Yifan Liang has served as our Chief Accounting Officer since October 2006. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang worked with PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004 in various positions, including Audit Manager in PwC's San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama. Mr. Liang is a certified public accountant of Ohio and a member of the American Institute of Certified Public Accountants.
Available Information

Our filing documents and information with the Securities and Exchange Commission (the "SEC") are available free of charge electronically through our Internet website, www.aosmd.com. as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Item 1A.	Risk Factors
Risks Related to Our Business
Our operating results may fluctuate from period to period due to many factors, which may make it difficult to predict our future performance.
Our periodic operating results may fluctuate as a result of a number of factors, many of which are beyond our control. These factors include, among others:

•	a deterioration in general demand for electronic products as a result of worldwide financial crises and associated macro-economic slowdowns;

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

•
the unpredictable volume and timing of orders, deferrals, cancellations and reductions for our products, which may depend on factors such as our end customers' sales outlook, purchasing patterns and inventory adjustments based on general economic conditions or other factors;

•	changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;

•	changes in costs associated with manufacturing of our products, including pricing of wafer, raw materials and assembly services;

•	our concentration of sales in consumer applications, which subjects us to risks associated with unpredictable changes in consumer purchasing patterns and confidence; and

•	the adoption of new industry standards or changes in our regulatory environment;
In addition, in June 2011, we began to experience a general slow down of global economic activities in our core computing and consumer markets that have adversely affected our results of operations. Any one or a combination of the above factors and other risk factors described in this section may cause our operating results to fluctuate from period to period, making it difficult to predict our future performance. Therefore, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
Our revenue may fluctuate significantly from period to period due to ordering patterns from our distributors and seasonality.
Demand for our products from our end customers fluctuates depending on their sales outlooks and market and economic conditions. Accordingly, our distributors place purchase orders with us based on their assessment of end customer demand and their forecasts. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between the forecasts and actual demand. As a result, distributors adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. A significant decrease in our distributors' channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly.
In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons.

However, in recent periods broad fluctuations in the semiconductor markets and the global economic conditions have had a more significant impact on our results than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.
If we are unable to introduce or develop new and enhanced products that meet our customers' specifications in a timely manner, our operating results and competitive position would be harmed.
Our future success will depend on our ability to continue to introduce, develop and distribute new products and product enhancements that meet the specifications of our customers in a timely and cost-effective manner. Our customers are mainly ODMs and OEMs who are focused on reducing their number of vendors that they use. As a result, our ability to introduce new products rapidly and to maintain an extensive product portfolio is critical to developing and maintaining successful customer relationships. The development of our products is highly complex and our products must conform to the specifications or standards of our customers. We have, at times, experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and customer acceptance of our products depend on a number of factors, including:

•	timely introduction and completion of new designs and timely qualification and certification of our products for use in our end customers' products;

•	commercial acceptance and volume production of the products into which our products will be incorporated;

•	market trends towards integration of discrete components into one device;

•	adequate availability of foundry, packaging and testing capacity;

•	achievement of high manufacturing yields;

•	availability, quality, price, performance, power use and size of our products relative to those of our competitors;

•	our customer service, application support capabilities and responsiveness;

•	successful development and expansion of our relationships with existing and potential customers; and

•	changes in technology, industry standards, end customer requirements or end user preferences and our ability to anticipate those changes.
We cannot guarantee that products which we recently developed or may develop in the future will meet customers' specifications on a timely basis or at all, and our failure to do so will adversely affect our business, results of operations, financial condition and prospects.
We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.
We invest significant resources to compete with other power semiconductor companies to obtain winning competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract us from or delay completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot assure you that these efforts would result in a design win, that our product would be incorporated into an end customer's initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business will be harmed.
Our success depends upon the ability of our OEM end customers to successfully sell products incorporating our products.
The consumer end markets in which our products are used are highly competitive. Our OEM end customers may not successfully sell their products for a variety of reasons, including:

•	general economic conditions;

•	late introduction or lack of market acceptance of their products;

•	lack of competitive pricing;

•	shortage of component supplies;

•	excess inventory in the sales channels into which our end customers sell their products;

•	changes in the supply chain; and

•	changes as a result of regulatory restrictions applicable to China-exported products.
 Our success depends on the ability of our OEM end customers to sell products incorporating our products. In addition, we have expanded our business model to include more OEMs in our customer base. The failure of our OEM end customers to achieve or maintain commercial success for any reason could harm our business, results of operations, financial condition and prospects.
Defects and poor performance in our products could result in loss of customers, decreased revenue, unexpected expenses and loss of market share, and we may face warranty and product liability claims arising from defective products.
Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. It can also be potentially dangerous as defective power components, or improper use of our products by customers, may lead to power overloads, which could result in explosion or fire. As our products become more complex, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products due to certain errors in the packaging process, and these products were returned to us and subsequently sold at a discount. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.
Furthermore, defective, inefficient or poorly performing products, or improper use by customers of power components, may give rise to warranty and product liability claims against us that exceed any revenue or profit we receive from the affected products. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. There is no guarantee that our insurance policies will be available or adequate to protect against such claims. Costs or payments we may make in connection with warranty and product liability claims or product recalls may adversely affect our financial condition and results of operations.
If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.
We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to our end customers, we have limited visibility as to end customer demand. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be cancelled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.
If we overestimate demand for our products, or if purchase orders are canceled or shipments delayed, we may have excess inventory that we cannot sell. Our provisions for inventory write-downs are estimates and are subject to adjustment based on events that may not be known at the time the provisions are made, and such adjustments could be material. We expect to record inventory write downs in the future in the normal course of our business. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share and damage relationships with our distributors and end customers and we may have to forego potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders in a timely manner or at all.
In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results for that period.
Upon acquisition of IDT wafer fabrication assets, we could be required to incur significant capital expenditures and fixed manufacturing costs, which may negatively impact our results of operations, and the operation of a fabrication facility may subject us to additional risks.

Pursuant to our existing foundry service arrangement with IDT, we have obtained an option to purchase certain assets associated with a wafer fabrication facility from IDT for $26 million, and this option is exercisable by us from September 1, 2011 to November 15, 2011. On August 27, 2011, we announced that we intend to exercise this option prior to the November 15, 2011 deadline and expect the closing of the acquisition to occur by the end of January 2012.
If we acquire the IDT assets, we could be required to incur significant costs and expenses relating to integration and the operation of the wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses. In addition, semiconductor manufacturing has historically required a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. If we maintain certain of our own manufacturing, which require significant investments in manufacturing technology and equipment, we may have to make substantial capital expenditures and install significant production capacity to support new technologies and increased production volume. In addition, we do not expect to observe an improvement in our results of operations due to the IDT acquisition until after the initial ramp-up period, which we anticipate to last for approximately two to three quarters following the closing of the acquisition. We also expect a temporary decline of our gross margin during the ramp-up period. We may not be able to realize a sufficient return for our investment on the IDT assets and failure to do so may have an adverse effect on our financial condition and results of operations.
In addition, the operation of the IDT facility may subject us to additional risks. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities.
Furthermore, the manufacturing processes of a fabrication facility are complex and subject to interruptions, and our experience in operating a wafer facility has been limited to active collaboration with third-party foundries. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.
We face intense competition and may not be able to compete effectively which could reduce our revenue and market share.
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Advanced Power Electronics Corp., Diodes Incorporated, Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductor Corporation, Renesas Technology Corp., STMicroelectronics N.V., Toshiba Corporation and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Anpec Electronics Corporation, Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Volterra Semiconductor Corporation. We expect to face competition in the future from our competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Many of our competitors have competitive advantages over us, including:

•
significantly greater financial, technical, research and development, sales and marketing and other resources, enabling them to invest substantially more resources than us to respond to the adoption of new or emerging technologies or changes in customer requirements;

•	greater brand recognition and longer operating histories;

•
larger customer bases and longer, more established relationships with distributors or existing or potential end customers, which may provide them with greater reliability and information regarding future trends and requirements that may not be available to us;

•	the ability to provide greater incentives to end customers through rebates, and marketing development funds or similar programs;

•	more product lines, enabling them to bundle their products to offer a broader product portfolio or to integrate power management functionality into other products that we do not sell; and

•	captive manufacturing facilities, providing them with guaranteed access to manufacturing facilities in times of global semiconductor shortages.
If we are unable to compete effectively for any of the foregoing or other reasons, our business, results of operations, financial condition and prospects will be harmed.
We depend on HHNEC and other outside semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity and control the cost of production could significantly delay our ability to ship our products, damage our relationships with customers, reduce our sales and increase expenses.
We currently do not own or operate fabrication facilities and instead outsource fabrication of our products to independent foundries. Although we use several independent foundries, we primarily rely on HHNEC to manufacture the majority of our products. HHNEC manufactured 68.7%, 71.8% and 61.8% of the wafers used in our products for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.
We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, or if our business relationship with HHNEC deteriorates, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. In June 2010, HHNEC increased the price of its foundry services and there can be no assurance that HHNEC will not impose further price increases in its current pricing structure in the future, or that we will be able to implement measures successfully to offset or mitigate the effect of the price increase and failure to do so could have a material adverse effect on our results of operations. If we cannot maintain sufficient capacity or control pricing with our existing foundries, we would have to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.
In addition, we rely on third-party foundries to effectively implement our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so will severely impair our ability to introduce new products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous dice on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start up of new process technologies.
 We face a number of other significant risks associated with outsourcing fabrication, including:

•	limited control over delivery schedules, quality assurance and control and production costs;

•
discretion of foundries to reduce deliveries to us on short notice, allocate capacity to other customers that may be larger or have long-term customer or preferential arrangements with foundries that we use;

•	unavailability of, or potential delays in obtaining access to, key process technologies;

•	limited warranties on wafers or products supplied to us;

•	damage to equipment and facilities, power outages, equipment or materials shortages that could limit manufacturing yields and capacity at the foundries;

•	potential unauthorized disclosure or misappropriation of intellectual property, including use of our technology by the foundries to make products for our competitors;

•	financial difficulties and insolvency of foundries; and

•	acquisition of foundries by third parties.
 Any of the foregoing risks could delay shipment of our products, result in higher expenses and reduced revenue, damage our relationships with customers and otherwise adversely affect our business and operating results.
Our investment in two in-house packaging and testing facilities and our operation of those facilities are subject to risks that could adversely affect our business and operating results.
We have established an in-house packaging and testing facility, Nissi, and in December 2010, we acquired 100%

ownership of APM. Nissi and APM, collectively, handle substantially all of our packaging and testing requirements. The operation of a high-volume packaging and testing facility and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operates efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. We have invested all of $53.3 million of the net proceeds received by us from our initial public offering, or IPO in our in-house packaging and testing facilities, including $17.0 million spent on the acquisition of APM. We may not be able to achieve adequate returns on our investment in our in-house packaging and testing facilities, and if we are unable to utilize our in-house facilities at a desirable level of production, our gross margin and results of operations may be adversely affected. In addition, the operation of our packaging and testing facilities is subject to a number of risks, including the following:

•	unavailability of equipment, whether new or previously owned, at acceptable terms and prices;

•	facility equipment failure, power outages or other disruptions;

•	shortage of raw materials, including packaging substrates, copper, gold and molding compound;

•	failure to maintain quality assurance and remedy defects and impurities;

•	changes in the packaging requirements of customers; and

•	our limited experience in operating a high-volume packaging and testing facility.
 Any of the foregoing risks could adversely affect our capacity to package and test our products, which could delay shipment of our products, result in higher expenses, reduce revenue, damage our relationships with customers and otherwise adversely affect our business, results of operations, financial condition and prospects.
We have made and may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing shareholders.
In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures.
The integration of newly acquired businesses will also require a significant amount of time and attention from management. For example, we recently announced the intention to acquire certain assets associated with the IDT wafer fabrication facility located in Hillsboro, Oregon. The integration of the IDT facility will require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate the business operations and other assets of the IDT wafer fabrication facility successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Delays in integrating the IDT facility, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, financial results, financial condition and stock price.
In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing shareholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could impose restrictions on our business operations and harm our operating results.
If we are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our business.
Our fabrication and packaging processes depend on raw materials such as silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.
Our operations may be delayed or interrupted and our business may be adversely affected as a result of our efforts to comply with environmental regulations applicable to our in-house packaging and testing facility.
Our in-house packaging and testing facilities are subject to a variety of environmental regulations relating to the use, discharge and disposal of toxic or otherwise hazardous materials. See “Item 1. Business- Environmental matters.” Compliance with environmental regulations could require us to acquire expensive pollution control equipment or to incur other substantial expenses or investigate and remediate contamination at our current facilities. Any failure, or any claim that we have failed, to comply with these regulations could cause delays in our production and capacity expansion and affect our public image, either of which could harm our business. In addition, any failure to comply with these regulations could subject us to substantial fines or other liabilities, result in the suspension of our operating permit, or require us to terminate or adversely modify our in-house packaging and testing operations.
Our reliance on distributors to sell a substantial portion of our products subjects us to a number of risks.
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 67.3%, 74.1% and 77.8% of our revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Our agreement with Frontek Technology Corporation, a member of WPG, was renewed in July 2010 with a one-year term and will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. Our agreement with Promate was renewed in July 2010 with a five-year term and thereafter will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

•	write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors;

•	potential reduction or discontinuation of sales of our products by distributors;

•	failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect;

•	focusing their sales efforts on products of our competitors;

•
dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor industry;

•	dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors;

•	management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers; and

•	termination of our agreements with distributors which are generally terminable by either party on short notice.
If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.
We may not be able to accurately estimate provisions at fiscal period end for price adjustment and stock rotation rights under our agreements with distributors, and our failure to do so may impact our operating results.
We sell a majority of our products to distributors under arrangements allowing price adjustments and returns under stock rotation programs, subject to certain limitations. As a result, we are required to estimate allowances for price adjustments and stock rotation for our products as inventory at distributors at each reporting period end. Our ability to reliably estimate these allowances enables us to recognize revenue upon delivery of goods to distributors instead of upon resale of goods by distributors to end customers.

We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $19.2 million, $8.5 million and $11.0 million at June 30, 2011, 2010 and 2009, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2011, 2010 and 2009 were $1.9 million, $0.5 million and $1.1 million , respectively.
Our estimates for these allowances and accruals may be inaccurate. If we subsequently determine that any allowance and accrual based on our estimates is insufficient, we may be required to increase the size of our allowances and accrual in future periods, which would adversely affect our results of operations and financial condition.
We depend on the continuing efforts of our senior management team and other key personnel, and if we lose a member of our senior management or are unable to successfully retain, recruit and train key personnel, our ability to develop and market our products could be harmed.
Our success depends upon the continuing services of members of our senior management team and various engineering and other technical personnel, including Dr. Mike F. Chang, our founder, Chief Executive Officer and Chairman of the Board. In particular, our engineers and other technical personnel are critical to our future technological and product innovations. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is limited. We have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including engineers and others, could adversely affect our product introductions, overall business growth prospects, results of operations and financial condition.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may decline to issue an opinion as to the effectiveness of our internal control over financial reporting, or may issue a report that is qualified or adverse. During the course of the initial evaluation of internal control over financial reporting, we or our independent registered public accounting firm may identify control deficiencies that we may not be able to remediate prior to the date of our first assessment of internal control over financial reporting. Our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements or prevent fraud, which in turn could harm our business and negatively impact the trading price of our shares.
Failure to protect our patents and our other proprietary information could harm our business and competitive position.
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2011, we owned 176 issued U.S. patents expiring between 2015 and 2031 and had 191 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in jurisdictions outside of the U.S.
 Our patents and patent applications may not provide meaningful protection from our competitors, and there is no guarantee that patents will be issued from our patent applications. The status of any patent or patent application involves complex legal and factual determinations and the breadth of a claim is uncertain. In addition, our efforts to protect our intellectual property may not succeed due to difficulties and risks associated with:

•
policing any unauthorized use of or misappropriation of our intellectual property, which is often difficult and costly and could enable third parties to benefit from our technologies without paying us;

•	others independently developing similar proprietary information and techniques, gaining authorized or unauthorized access to our intellectual property rights, disclosing such technology or designing around our patents;

•
the possibility that any patent or registered trademark owned by us may not be enforceable or may be invalidated, circumvented or otherwise challenged in one or more countries and the rights granted thereunder may not provide competitive advantages to us;

•	uncertainty as to whether patents will be issued from any of our pending or future patent applications with the scope of the claims sought by us, if at all; and

•
intellectual property laws and confidentiality protections, which may not adequately protect our intellectual property rights, including, for example, in China where enforcement of China intellectual property-related laws has historically been ineffective, primarily because of difficulties in enforcement and low damage awards.

 We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees or consultants will not assert rights to intellectual property arising out of such contracts.
In addition, we have a number of third-party patent and intellectual property license agreements, one of which requires us to make ongoing royalty payments. In the future, we may need to obtain additional licenses, renew existing license agreements or otherwise replace existing technology. We are unable to predict whether these license agreements can be obtained or renewed or the technology can be replaced on acceptable terms, or at all.
Intellectual property disputes could result in lengthy and costly arbitration, litigation or licensing expenses or prevent us from selling our products.
As is typical in the semiconductor industry, we or our customers may receive claims of infringement from time to time or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties that may cover some of our technology, products and services or those of our end customers. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights which has resulted in protracted and expensive arbitration and litigation for many companies. Patent litigation has increased in recent years owing to increased assertions made by intellectual property licensing entities and increasing competition and overlap of product functionality in our markets.
Any litigation or arbitration regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. We have in the past and may from time to time in the future become involved in litigation that requires our management to commit significant resources and time. For example, in 2007, we commenced a patent litigation with Fairchild Semiconductor International, Inc., or Fairchild, in which we filed infringement claims against Fairchild, and Fairchild responded by filing infringement counterclaims against us. The litigation was vigorously prosecuted by both parties and diverted the efforts and attention of our management and technical personnel before it was settled in October 2008. The settlement included a cross-license agreement between the parties. In December 2006, we initiated an arbitration proceeding against Siliconix Incorporated, or Siliconix, to recover certain quarterly royalty payments under our agreement with Siliconix, and Siliconix responded by filing a counterclaim against us for royalty payments under the agreement. The arbitration proceeding was settled in 2008. We incurred a total of $8.2 million of legal costs relating to these two intellectual property disputes. In addition, we recently launched several key product families and technologies to enable high efficiency power conversion solutions. Our entry into the commercial markets for high-voltage power semiconductors may subject us to additional risk of disputes or litigation relating to these products.
Because of the complexity of the technology involved and the uncertainty of litigation generally, any intellectual property arbitration or litigation involves significant risks. Any claim of intellectual property infringement against us may require us to:

•	pay substantial damages to the party claiming infringement;

•	refrain from further development or sale of our products;

•	attempt to develop non-infringing technology, which may be expensive and time consuming, if possible at all;

•	seek to enter into costly royalty or license agreements that might not be available on commercially reasonable terms or at all;

•	cross-license our technology with a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; and

•
indemnify our distributors, end customers, licensees and others from the costs of and damages of infringement claims by our distributors, end customers, licensees and others, which could result in substantial expenses for us and damage our business relationships with them.

Any intellectual property claim or litigation could harm our business, results of operations, financial condition and prospects.
Global or regional economic, political and social conditions could adversely affect our business and operating results.
External factors such as potential terrorist attacks, acts of war, financial crises, such as the global or regional economic recession, or geopolitical and social turmoil in those parts of the world that serve as markets for our products could have significant adverse effect on our business and operating results in ways that cannot presently be predicted. In the past, global economic downturn and financial crisis has negatively impacted our business, resulting in a decrease in our revenue in the fiscal year ended June 30, 2009 to $185.1 million from $273.9 million in the fiscal year ended June 30, 2008. Any future economic downturn or recession in the global economy in general and, in particular, on the economies in China, Taiwan and other countries where we market and sell our products, will have an adverse effect on our results of operations. In addition, in June 2011, we began to experience a general slow down of global economic activities in our core computing and consumer markets that have adversely affected our results of operations. It is uncertain how long this trend will continue and how much of an adverse impact it will have on our results of operations.
Our business operations could be significantly harmed by natural disasters or global epidemics.
We have research and development facilities located in Taiwan and the Silicon Valley in Northern California. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which may disrupt the local economy and pose physical risks to our property. We also have sales offices located in Taiwan and Japan where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our operations. We are not currently covered by insurance against business disruption caused by earthquakes. In addition, we currently do not have redundant, multiple site capacity in the event of a natural disaster or other catastrophic event. In the event of such an occurrence, our business would suffer.
Our business could be adversely affected by epidemics or outbreaks such as avian flu or H1N1 flu, also known as swine flu. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
The occurrence of any of the foregoing or other natural or man-made disasters could cause damage or disruption to us, our employees, operations, distribution channels, markets and customers, which could result in significant delays in deliveries or substantial shortages of our products and adversely affect our business results of operations, financial condition or prospects.
Our insurance may not cover all losses, including losses resulting from business disruption or product liability claims.
We have limited product liability, business disruption or other business insurance coverage for our operations. In addition, we do not have any business insurance coverage for our operations to cover losses that may be caused by litigation or natural disasters. Any occurrence of uncovered loss could harm our business, results of operations, financial condition and prospects.
Our international operations subject our company to risks not faced by companies without international operations.
We have adopted a transnational business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. The following are some of the risks inherent in doing business on an international level that may not be applicable to domestic companies:

•	economic and political instability;

•	transportation and communication delays;

•	coordination of operations through multiple jurisdictions and time zones;

•	fluctuations in currency exchange rates;

•	trade restrictions, changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property; and

•	the laws of, including tax laws, and the policies of the U.S. toward, countries in which we operate.
 We are subject to the risk of increased income taxes and changes in existing tax rules.

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, Korea, Japan and Singapore. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was 6.5%, 3.8% and 17.6% for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.
In addition, our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and other subsidiaries in different jurisdictions. We have adopted transfer pricing arrangements for transactions among our subsidiaries. Related party transactions are generally subject to close review by tax authorities, including requirements that transactions be priced at arm's length and be adequately documented. We have not been subject to any tax audit or challenge by any tax authorities with respect to any tax position taken during the past three fiscal years. If any of these tax authorities were successful in challenging our transfer pricing policies or other tax judgments, our income tax expense may be adversely affected and we could also be subject to interest and penalty charges which may harm our business, financial condition and operating results.
The imposition of U.S. corporate income tax on our Bermuda parent and non-U.S. subsidiaries could adversely affect our results of operations.
We believe that our Bermuda parent and non-U.S. subsidiaries each operate in a manner that they would not be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States. Nevertheless, there is a risk that the U.S. Internal Revenue Service may successfully assert that our Bermuda parent and non-U.S. subsidiaries are engaged in a trade or business in the United States. If our Bermuda parent and non-U.S. subsidiaries were characterized as being so engaged, we would be subject to U.S. tax at regular corporate rates on our income that is effectively connected with U.S. trade or business, plus an additional 30% “branch profits” tax on the dividend equivalent amount, which is generally effectively connected income with certain adjustments, deemed withdrawn from the United States. Any such tax could materially and adversely affect our results of operations.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences for U.S. holders.
Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2011 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
Risks Related to Our Industry
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
As is typical in the semiconductor industry, the average selling price of a particular product has historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and developing new or enhanced products on a timely basis with higher selling prices or gross margins.
We may be adversely affected by the cyclicality of the semiconductor industry.
Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, and often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry and packaging and testing capacity, which could prevent us from benefiting from such an upturn or reduce our profit margins.
Changes in industry standards, technology, customer requirements and government regulation could limit our ability to sell our products.
The semiconductor industry is characterized by changing demand for new and advanced functions, long design and sales cycles, rapid product obsolescence and price erosion, intense competition, evolving industry standards and wide fluctuations in product supply and demand. Changes in industry standards, or the development of new industry standards, or, when applicable, government approval or disapproval of industry standards may make our products obsolete or negate the cost advantages we believe we have in our products. We may be required to invest significant effort and to incur significant expense to redesign our products in order to address relevant standards, technological developments, customer requirements or regulations but may not have the financial resources to respond to these changes effectively or in a timely manner. Any inability to meet these standards, regulations and requirements could harm our business, results of operations, financial condition and prospects.
Risks Related to Doing Business in China
China's economic, political and social conditions, as well as government policies, could affect our business and growth.
Our financial results have been, and are expected to continue to be, affected by the economy in China. A slowdown of economic growth in China or other adverse developments could harm our business, results of operations, financial condition and prospects.
The China economy differs from the economies of most developed countries in many respects, including:

•	higher level of government involvement;

•	early stage of development of a market-oriented economy;

•	rapid growth rate;

•	higher level of control over foreign currency exchange; and

•	less efficient allocation of resources.
 The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises, the China government continues to retain significant control over the business and productive assets in China. Any changes in China's government policy or China's political, economic and social conditions, or in relevant laws and regulations, may adversely affect our current or future business, results of operation or financial condition. These changes in government policy may be implemented through various means, including changes in laws and regulations, implementation of anti-inflationary measures, changes in the tax rate or taxation system and the imposition of additional restrictions on currency conversion and imports. Furthermore, given China's largely export-driven economy, any changes in the economies of the China's principal trading partners and other export-oriented nations may adversely affect our business, results of operations, financial condition and prospects.
Our ability to successfully expand our business operations in China depends on a number of factors, including macroeconomic and other market conditions, and credit availability from lending institutions. From late 2003 to mid-2008, the China government implemented a number of measures that had the effect of slowing the growth of credit, which in turn may have slowed the growth of the Chinese economy. In response to the recent global and Chinese economic recession, the China government has promulgated several measures aimed at expanding credit and stimulating economic growth. We cannot assure you that the various macroeconomic measures, monetary policies and economic stimulus package adopted by the China government to guide economic growth will be effective in maintaining or sustaining the growth rate of the Chinese economy. If measures adopted by the China government fail to achieve further growth in the Chinese economy, it may adversely affect our growth, business strategies and operating results.
Changes in China's laws, legal protections or government policies on foreign investment in the China may harm our business.
Our business and corporate transactions are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involves uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result we may not be aware of our violation of these policies and rules until some time after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors which are encouraged, restricted or prohibited for foreign investment. As the catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the China government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.
Limitations on our ability to transfer funds to our China subsidiaries could adversely affect our ability to expand our operations, make investments that could benefit our businesses and otherwise fund and conduct our business.
The transfer of funds from us to our China subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by the China's governmental authorities, including the State Administration of Foreign Exchange, or SAFE, or the relevant examination and approval authority. Our subsidiaries may also experience difficulties in converting our capital contributions made in foreign currencies into RMB due to changes in the China's foreign exchange control policies. Therefore, it may be difficult to change capital expenditure plans once the relevant funds have been remitted from us to our China subsidiaries. These limitations and the difficulties our China subsidiaries may experience on the free flow of funds between us and our China subsidiaries could restrict our ability to act in response to changing market situations in a timely manner.
Controversies affecting China's trade with the United States could harm our business.
While China has been granted permanent most favored nation trade status in the U.S. through its entry into the World Trade Organization, controversies between the United States and China may arise that threaten the trading relationship between the two countries. At various times during recent years, the United States and China have had disagreements over political and economic issues. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. These controversies and trade frictions could have a material adverse effect on our business by, among other things, making it more difficult for us to coordinate our operations between the United States and China or causing a reduction in the demand for our products by customers in the United States or China.
Relations between Taiwan and China could negatively affect our business, financial condition and operating results and, therefore, the market value of our common shares.
Taiwan has a unique international political status. China does not recognize the sovereignty of Taiwan. Although significant economic and cultural relations have been established during recent years between Taiwan and China, relations have often been strained. A substantial number of our key customers and some of our essential sales and engineering personnel are located in Taiwan, and we have a large number of operational personnel and employees located in China. Therefore, factors affecting military, political or economic relationship between China and Taiwan could have an adverse effect on our business, financial condition and operating results.
Risks Related to Our Corporate Structure and Our Common Shares
Our share price may be volatile and you may be unable to sell your shares at or above the offering price, if at all.
Our common shares began trading on The NASDAQ Global Market in April 2010. Limited trading volumes and liquidity may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish. In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. Since the commencement of trading of our common shares on The NASDAQ Global Market to the end of August 2011, our share price ranged from a low of $7.88 to high of $17.91. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross profit and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	announcements regarding intellectual property litigation involving us or our competitors;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross profit;

•	changes in the estimation of the future size and growth rate of our markets;

•	additions or departures of key personnel;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China; and

•	and other factors.
 In the past, securities class action litigation has often been brought against a company following periods of volatility in such company's share price. This type of litigation could result in substantial costs and divert our management's attention and resources. These market fluctuations may also materially and adversely affect the market price of our shares
Being a public company increases our administrative costs and divert management's attention.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the SEC, the NASDAQ Stock Market has revised and may continue to update its requirements for listed companies. We expect these new rules and regulations, including those under Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We have and will continue to adopt additional internal controls and disclosure controls and procedures, hire additional accounting and finance personnel, and have to bear additional costs associated with preparing and distributing periodic public reports. These rules and regulations could increase our administrative costs and divert our management's attention, which may adversely affect our business, financial condition or results of operations.
Furthermore, we have recently transitioned from being a foreign private issuer to a domestic issuer and beginning on July 1, 2011, we were required under current rules of the SEC, to report our financial statements under U.S. GAAP and to make significantly more disclosures under the Securities and Exchange Act of 1934, as amended, including those related to our annual proxy statements. We expect to incur additional legal, accounting and other expenses in order to meet the additional reporting requirements as a domestic issuer.
We may need additional capital, and the sale of additional common shares or other equity securities could result in additional dilution to our shareholders.
We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
Anti-takeover provisions in our bye-laws could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Certain provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of our board of directors, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team. These provisions include:

•	the ability of our board of directors to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval;

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at shareholder meetings; and

•	the requirement to remove directors by a resolution passed by at least two-thirds of the votes cast by the shareholders having a right to attend and vote at the shareholder meeting.
These provisions could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
Insiders have substantial control over us, which could adversely affect the market price of our shares.
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 21% of our outstanding common shares as of June 30, 2011. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of July 31, 2011, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business. The following table sets forth the location, size and primary use of our properties:

Location	Size (Building) (in square feet)	Primary Use
475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing and sales, administration

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 801, Building 8, Zhongjian Business Building, No. 78, Shuikengwei Street, Macau	290	Manufacturing support

Building 5/8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	225,082	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	229,250	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,000	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

11th Floor, Novel-tech Building 201-6, Nonhyun-Dong, Gangnam-Gu, Seoul, Korea 135-010	2,000	Marketing and field application engineering support

6F, Nihonbashi Honcho Plaza Building Nihonbashi Honcho 2-6-1, Chuo Ku Tokyo 103-0023	712	Marketing and field application engineering support
     We believe that our current facilities are adequate and that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.	Legal Proceedings
We are currently not a party to any material legal proceedings. We have in the past, and may from time to time in the future, become involved in legal proceedings arising from the normal course of business activities. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. Irrespective of the validity of such claims, we could incur significant costs in the defense thereof or could suffer adverse effects on our operations.

Item 4.         Removed and Reserved

PART II

Item 5.	Market for Registrant's Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Shares
Our common share has traded on the NASDAQ Global Market since April 29, 2010, under the symbol AOSL. The following table sets forth, for the period indicated, the high and low sales prices of our common share as reported by the NASDAQ Global Market.

2010		High	Low
Fourth Fiscal Quarter:	April 29, 2010 - June 30, 2010	$17.91	$13.80

2011		High	Low
First Fiscal Quarter:	July 1, 2010 - September 30, 2010	$13.65	$9.94
Second Fiscal Quarter:	October 1, 2010 - December 31, 2010	$13.56	$11.00
Third Fiscal Quarter:	January 1, 2011 - March 31, 2011	$14.45	$12.44
Fourth Fiscal Quarter:	April 1, 2011 - June 30, 2011	$14.18	$12.33

2012
First Fiscal Quarter (through August 31, 2011):	July 1, 2011 - August 31, 2011	$13.23	$7.88
Holders of Our Common Shares
As of July 31, 2011, there were approximately 36 registered shareholders, not including those shares held in street or nominee name.
Dividend Policy
We have never declared or paid cash dividends on our common shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common share in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2011, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

Comparison of Cumulative Total
140
120
100
80
60
40
20
0
Price
4/29/2010
6/30/2010
9/30/2010
12/31/2010
3/31/2011
6/30/2011
Date
Alpha and Omega Semiconductor Limited
NASDAQ Composite
Philadelphia Semiconductor Index

The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
Recent Sales of Unregistered Securities
On December 3, 2010, we acquired control of APM in a cash and share transaction. In connection with the acquisition, we issued an aggregate of 1,766,159 common share at $13.06 per share to the stockholders of APM. The issuance was exempt from the registration requirement of of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder.
Use of Proceeds
The initial public offering ( the "IPO") of our common share was effected through a Registration Statement on Form F-1 (File No. 333-165823) that was declared effective by the Securities and Exchange Commission on April 28, 2010. From the effective date of the registration statement through June 30, 2011, we have invested all of $53.3 million of the net proceeds received by us from the IPO in our in-house packaging and testing facilities, including $17.0 million for the acquisition of APM. We believe our in-house packaging and testing capability provides us with improved gross margin, faster time to market for our new products, and competitive advantages in proprietary packaging technology and product quality.

Issuer Purchases of Equity Securities
Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. The following table sets for the share repurchases under this program during the fiscal year ended June 30, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
May 1, 2011 to May 31, 2011	50,000	$13.90	50,000	$24,305,000

Item  6.    Selected Consolidated Financial Data
We have derived the selected consolidated statements of income data for the fiscal years ended June 30, 2011, 2010 and 2009 and selected consolidated balance sheet data as of June 30, 2011 and 2010 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of income data for the fiscal years ended June 30, 2008 and 2007 and selected consolidated balance sheets as of June 30, 2009, 2008 and 2007 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2011 (3)(4)	2010	2009	2008 (2)	2007 (1)
	(in thousands, except per share data)
Consolidated Statements of Income (Loss):
Revenue	$361,308	$301,840	$185,076	$273,880	$201,583
Cost of goods sold	256,087	221,649	146,510	208,373	160,420
Gross profit	105,221	80,191	38,566	65,507	41,163

Operating expenses:
Research and development	29,470	20,943	19,273	22,527	15,291
Selling, general and administrative	37,937	26,323	20,443	35,310	16,404
Total operating expenses	67,407	47,266	39,716	57,837	31,695
Operating income (loss)	37,814	32,925	(1,150)	7,670	9,468

Interest income	280	39	648	2,044	1,590
Interest expense	(263)	(189)	(587)	(129)	(573)
Income (loss) on equity investment in APM	1,768	6,546	(4)	2,633	1,015
Gain on equity interest in APM	837	—	—	—	—
Income (loss) before income taxes	40,436	39,321	(1,093)	12,218	11,500

Income tax expense (benefit)	2,609	1,497	(192)	1,584	1,076
Net income (loss)	$37,827	$37,824	$(901)	$10,634	$10,424

Less accretion on redeemable convertible preferred shares	—	—	—	(17)	(195)
Less 8% non-cumulative dividends on
convertible preferred shares	—	(3,453)	—	(4,144)	(2,874)
Net income (loss) attributable to common shareholders - Basic	37,827	34,371	(901)	6,473	7,355

Adjustment to net income (loss) for dilutive securities	—	3,453	—	1,604	1,604
Net income (loss) attributable to common shareholders - Diluted	$37,827	$37,824	$(901)	$8,077	$8,959

Net income (loss) per share attributable to common shareholders
Basic per share	$1.61	$3.24	$(0.11)	$0.83	$0.96
Diluted per share	$1.51	$1.78	$(0.11)	$0.47	$0.54
Weighted average number of shares used in computing net income (loss) per share attributable to common shareholders
Basic shares	23,495	10,594	7,914	7,837	7,686
Diluted shares	24,989	21,192	7,914	17,017	16,711

	Year Ended June 30,
	2011 (3)(4)	2010	2009	2008 (2)	2007 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$347,438	$258,656	$160,820	$161,192	$130,607
Total liabilities	$87,188	$69,210	$66,320	$69,046	$54,077
Redeemable convertible preferred shares	$—	$—	$—	$—	$50,387
Total shareholders' equity	$260,250	$189,446	$94,500	$92,146	$26,143

(1)
Effective on July 1, 2006, we adopted ASC Topic 718 (formerly SFAS No. 123R), "Share-Based Payment" using the prospective transition method to account for options granted to employees using the straight-line method of attribution for share-based compensation. On July 1, 2008, we concluded that the graded vesting method of attribution, which is an allowable alternative under U.S. GAAP, was a preferable accounting principle. Accordingly, we changed from the straight-line method to the graded vesting method of attribution and applied the change in accounting principle retrospectively to reflect the cumulative and period effects of applying the new accounting policy.

(2)
Beginning on July 1, 2007, we changed our revenue recognition method from sell-through to sell-in as we determined that we were able to make reliable estimates of stock rotation returns and price adjustments. This change in estimate resulted in an increase of $25.9 million in revenue, net of estimated price adjustments and stock rotation rights, and an increase of $6.3 million in net income for fiscal year 2008.

(3)
We held a 40.3% equity interest in APM at June 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 and held a 43% equity interest in APM immediately prior to the APM acquisition, and the investment was accounted for under the equity method of accounting. On December 3, 2010, we acquired all of the outstanding shares of APM and APM's operating results were reflected in our consolidated financial statements since the date of the acquisition.

(4)
Upon the completion of the APM acquisition in fiscal year 2011, we performed a review and assessment of the useful lives of our certain property and equipment. Based on the results of our review, we revised the estimated useful life of our manufacturing machinery and equipment for depreciation purposes from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this accounting change was to decrease depreciation expense related to cost of goods sold by $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, and increase basic net income per share by approximately $0.17 and increase diluted net income per share by approximately $0.16 for fiscal year 2011.

Conversion from IFRS to U.S. GAAP
We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer under applicable SEC rules. As a result, beginning July 1, 2011, we are required to report our consolidated financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements under IFRS to U.S. GAAP. A summary of significant relevant differences of individual items in the financial statements between IFRS and U.S. GAAP and their impact to our historical consolidated financial data above is outlined below:
Redeemable convertible preferred shares
In connection with changes made to the terms of our bye-laws in December 2006, our preferred shares were amended to include certain rights and features such as deemed liquidation and variable conversion to common shares. Accordingly, these redeemable convertible preferred shares were classified and presented as mezzanine equity under U.S. GAAP for the fiscal year ended June 30, 3007. Following changes to our bye-laws in October 2007 to reverse these amended terms, all preferred shares were reclassified to equity under U.S. GAAP.

Under IFRS, such preferred shares were classified as a liability for the fiscal year ended June 30, 2007. This reclassification required that the preferred shares be marked-to-market at each reporting period. As a result, our IFRS financial statements as reported in our previous annual report in Form 20-F included a non-cash, non-operating charge of $30.9 million and $42.5 million for the fiscal years ended June 30, 2008 and 2007, respectively. Following further changes to our bye-laws in October 2007, all preferred shares were reclassified to equity under IFRS and no further charges were incurred.
All our preferred shares were converted to common shares concurrent with the close of our IPO in May 2010.
Inventory reserves
We record inventories at the lower-of-cost-or-market under both U.S. GAAP and IFRS. Under U.S. GAAP, a write-down of inventory to the lower-of-cost-or-market creates a new cost basis that subsequently cannot be reversed based on changes in circumstances. Under IFRS, when circumstances that previously caused the inventory write down no longer exist or when there is clear evidence of an increase in net realizable value, the amount of the write-down is reversed even though the associated inventories have not been sold. The impact to the statement of income (loss) due to the difference between U.S. GAAP and IFRS related to inventory reserves for the fiscal years ended June 30, 2010, 2009, 2008 and 2007 was $100,000, $320,000, $18,000 and nil, respectively.
Share-based compensation expense
Under U.S. GAAP, prior to July 1, 2006, we accounted for options granted to employees using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, deferred compensation expense is recorded on the date of grant if the fair value of the underlying share exceeds the exercise price, and expense is recognized on a straight-line basis over the vesting period of the grant, generally five years. Effective on July 1, 2006, we adopted ASC Topic 718 (formerly SFAS No. 123R), “Share-Based Payment” using the prospective transition method to account for options granted to employees. Under the prospective method, new awards (or awards modified, repurchased, or canceled after the effective date) are accounted for under the provision of ASC Topic 718, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values of the awards. We amortize the fair value of options or equity awards using the graded vesting attribution method over the respective vesting period which is generally over five years.
Under IFRS, we accounted for share-based compensation expense for all share-based awards made to employees and directors based on the estimated fair values of the awards effective on January 1, 2005. The fair value of options or equity awards is amortized using the graded vesting attribution method over the respective vesting period which is generally over five years.
The difference in share-based compensation expense related to accounting for the different transition dates between U.S. GAAP and IFRS and the application of APB 25 for the fiscal years ended June 30, 2010, 2009, 2008 and 2007 was $115,000, $45,000, ($384,000) and $737,000, respectively.
Investment in APM
We have made various investments in APM since APM's inception in July 2004. Prior to our acquisition of APM in December 2010, the investment was accounted for under the equity method of accounting under both IFRS and U.S. GAAP. The difference between U.S. GAAP and IFRS for the fiscal years ended June 30, 2010, 2009, 2008 and 2007 was ($251,000), ($31,000), $189,000 and $73,000, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview
We are a designer, developer and global supplier of a broad range of power semiconductors. We have a broad portfolio of power semiconductors that we actively market and we seek to continuously add to our product portfolio each year. Our portfolio of power semiconductors is extensive, with over 800 products, and has grown rapidly with the introduction of over 120 new products each year during the past three fiscal years. In addition, our patent portfolio has grown to include 176 patents and 191 patents applications in the United States at the end of fiscal year 2011. We seek to differentiate ourselves by integrating our expertise in device physics, process technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, portable media players, motor control and power supplies.
During the fiscal year ended June 30, 2011, we launched several key product families and technologies to enable high efficiency power conversion solutions. We broadened our MOSFET product family by expanding our high voltage product line with the introduction of the AlphaMOSTM and AlphaIGBTTM technology platform that lower on-resistance to enable high efficiency AC-DC conversion. The development in high voltage product line enables us to broaden the markets we serve. We also released our third generation EzBuck DC-DC Power IC family which offers higher efficiency and output current to power the latest chipsets used in a wide range of consumer applications. Our new PairFET advanced packaging technology allows high power density DC-DC conversion in computing and communication applications by integrating two MOSFETs in a single package, with the performance of two independent MOSFETs.
We have assembled a team of scientists and engineers globally and have developed an extensive portfolio of intellectual property. Our intellectual property portfolio and technical knowledge encompass major aspects of power semiconductors, providing us with a platform to rapidly introduce innovative products to address the increasingly complex power requirements of advanced electronics.
Our transnational business model leverages global resources, including leading research and development expertise in the United States, cost-effective semiconductor manufacturing in Asia and localized sales and technical support in several fast-growing electronics hubs globally. Our core research and development team, based in Silicon Valley, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. While we currently utilize third-party foundries for our wafer fabrication, we are in the process of transition from a fabless to a “fab-lite” business model. Under this model, we intend to allocate our wafer manufacturing requirements to both in-house and outsourced capacities, which we believe would allow us to accelerate technology development, bring products to market faster, reduce manufacturing costs and improve our long-term financial performance. As part of this transition, we recently announced our intention to acquire certain assets associated with a 200mm wafer fabrication facility located in Hillsboro, Oregon from IDT. We also deploy and implement our proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of our products. In addition, in December 2010, we acquired control of APM. After the acquisition, APM became our wholly-owned subsidiary and we primarily rely upon our two in-house facilities for packaging and testing. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost, flexibility and cycle time.
On December 3, 2010, we acquired control of APM in a cash and stock transaction with a purchase price of $40.0 million. We had a 43% equity interest in APM prior to the acquisition and the equity investment was accounted for under the equity method of accounting. After the acquisition, APM became our wholly-owned subsidiary.
We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to the SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer. As a result, beginning on July 1, 2011, we are required to report our financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements from IFRS to U.S. GAAP. See "Item 6. Selected Consolidated Financial Data" for a discussion of relevant differences of individual items in the financial statements between IFRS and U.S. GAAP.
Our revenue was $361.3 million for the fiscal year ended June 30, 2011, represented an increase of $59.5 million, or 19.7%, from $301.8 million for the fiscal year ended June 30, 2010. Our net income was $37.8 million, or $1.51 per diluted share, for fiscal year 2011, compared to a net income of $37.8 million, or $1.78 per diluted share, for fiscal year 2010.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global economic conditions: Because our products primarily serve consumer applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In June 2011, we began to experience a general slow down of global economic conditions, particularly in our core computing and consumer markets, that have adversely affected our results of operations. We cannot be certain as to how long this trend will continue and how much negative impact it will have on our results of operations.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. However, in recent period broad fluctuations in the semiconductor markets and the global economic conditions have had a more significant impact on our results than seasonality.
Product introductions and customers' specification: Our success depends on our ability to introduce products on a timely basis that meet our customers' specifications. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Our failure to introduce products on a timely basis that meet customers' specifications could adversely affect our financial performance.
Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our established products will continue to decline in the future. However, as a normal course of business, we seek to offset the effect of declining average selling prices by reducing manufacturing cost of existing products and introducing new and higher value products.
Manufacturing costs: Our gross margin may be affected by our manufacturing costs, including pricing of wafers and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply. Capacity utilization may also affect our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During fiscal year 2011, we acquired APM and continued to expand our in-house packaging and testing capacity.
As part of our transition to a "fab-lite" business model, on August 27, 2011, we announced our intention to acquire certain assets associated with a wafer fabrication facility from IDT, which is expected to close prior to January 31, 2012. We expect the IDT acquisition to accelerate our technology and product development and reduce our manufacturing costs, thereby improving our long-term financial performance. However, we currently anticipate an initial ramp-up period of two to three quarters following the proposed acquisition, and during this period, we do not expect to observe any significant improvement in our gross margin as a result of this acquisition. Following the initial-ramp period, we expect the “fab-lite” approach would have a positive impact on our gross margin by allowing us to develop high-value products more quickly and in a more cost-effective manner.
Other factors that may affect comparability
APM acquisition: We held a 40.3% equity interest in APM at June 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 resulting in a 43% equity interest in APM. The investment was accounted for under the equity method of accounting through the date of acquisition. On December 3, 2010, we acquired APM and APM's operating results were reflected in our consolidated financial statements subsequent to that date.
Change in accounting estimate: During fiscal year 2011, upon the completion of APM acquisition, we performed a review and assessment of the useful lives of certain of our property and equipment. Based on the results of our review, we revised the estimated useful life of our manufacturing and facility equipment for depreciation purposes from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this change was to decrease depreciation expense by $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, and increase basic net income per share by approximately $0.17 and increase diluted net income per share approximately by $0.16 for fiscal year 2011.
Public company expenses: Our general and administrative expenses have increased since our IPO effective in April 2010 due to the additional legal, accounting and consulting fees as well as additional headcount that we added in order to comply with additional requirements as a public company, including costs associated with establishing and maintaining internal control over financial reporting and preparing and filing periodic reports required under federal securities laws. We also established the Employee Share Purchase Plan (the “ESPP”) effective upon the completion of the IPO, and accordingly we incurred share-based compensation expenses associated with such purchase rights. In addition, our recent transition from a foreign private issuer to a domestic issuer status under the federal securities laws also requires us to incur additional legal and accounting expenses in order to comply with incremental SEC reporting obligations for a domestic issuer.
Principal line items of statements of income (loss)
The following describes the principal line items set forth in our consolidated statements of income (loss):
Revenue
We generate revenue from the sale of our power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a small but growing amount was derived from power IC products. Because our products typically have three to five years life cycles, the rate of new product introductions is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. On December 3, 2010, we acquired APM and our revenue included APM's revenue generated by providing packaging and testing services to third-parties since the APM acquisition.
Our product revenue includes the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with ODMs or OEMs, we may elect to grant special pricing that is below the prices at which we sold our products to the distributors; in these situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase in absolute dollar amount.
Operating expenses
Our operating expenses consist of research and development and selling, general and administrative expenses. We expect that our total operating expenses will generally increase in absolute dollar amount over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs for research and development personnel. As we continue to invest significant resources in developing new technologies and products, we expect our research and development expenses to increase in absolute dollar amount.
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to increase in absolute dollar amount as we expand our business.
Income (loss) on equity investment in APM
We had a 40.3% equity interest in APM at June 30, 2010 and a 43% equity interest in APM prior to the APM acquisition on December 3, 2010. Our investment in APM was accounted for under the equity method of accounting. Accordingly, we recorded income (loss) on equity investment in APM in our statements of income (loss).
Income tax expense (benefit)
We are subject to income taxes in various jurisdictions. Significant judgment and estimates are required in determining our worldwide income tax expense. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations of different jurisdictions globally. We establish accruals for potential liabilities and contingencies based on a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that is more than likely to be realized upon settlement. If the actual tax outcome of such exposures is different from the amounts that were initially recorded, the differences will impact the income tax and deferred tax provisions in the period in which such determination is made. Changes in the location of taxable income (loss) could result in significant changes in our income tax expense.
We record deferred tax assets to the extent it is more likely than not that we will be able to utilize them, based on historical profitability and our estimate of future taxable income in a particular jurisdiction. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the deferred tax assets may increase or decrease, resulting in corresponding changes in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide profits or losses, the tax laws and regulations in each geographical region where we have operations, the availability of tax credits and carry-forwards and the effectiveness of our tax planning strategies.

Operating results
Comparison of fiscal year 2011 to fiscal year 2010 and comparison of fiscal year 2010 to fiscal year 2009
The following tables set forth selected statements of income (loss) data derived from our audited consolidated financial statements, also expressed as a percentage of revenue, for the fiscal years ended June 30, 2011, 2010 and 2009. Our historical results of operation are not necessarily indicative of the results for any future period.

	Fiscal Year Ended June 30,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(% of revenue)
Revenue	$361,308	$301,840	$185,076	100.0%	100.0%	100.0%
Cost of goods sold (1)	256,087	221,649	146,510	70.9%	73.4%	79.2%
Gross profit	105,221	80,191	38,566	29.1%	26.6%	20.8%

Operating expenses:
Research and development (1)	29,470	20,943	19,273	8.2%	7.0%	10.4%
Selling, general and administrative (1)	37,937	26,323	20,443	10.5%	8.7%	11.0%
Total operating expenses	67,407	47,266	39,716	18.7%	15.7%	21.4%
Operating income (loss)	37,814	32,925	(1,150)	10.4%	10.9%	(0.6)%

Interest income	280	39	648	0.1%	—%	0.3%
Interest expense	(263)	(189)	(587)	(0.1)%	(0.1)%	(0.3)%
Income (loss) on equity
investment in APM	1,768	6,546	(4)	0.5%	2.2%	—%
Gain on equity interest in APM	837	—	—	0.3%	—%	—%
Income (loss) before income taxes	40,436	39,321	(1,093)	11.2%	13.0%	(0.6)%
Income tax expense (benefit)	2,609	1,497	(192)	0.7%	0.5%	(0.1)%
Net income (loss)	$37,827	$37,824	$(901)	10.5%	12.5%	(0.5)%
(1) Includes share-based compensation expense, which was allocated as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(% of revenue)
Cost of goods sold	$629	$317	$381	0.2%	0.1%	0.2%
Research and development	$1,716	$905	$1,272	0.5%	0.3%	0.7%
Selling, general and administrative	$3,829	$2,337	$1,931	1.1%	0.8%	1.0%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$284,094	$258,037	$165,712	$26,057	10.1%	$92,325	55.7%
Power IC	62,706	43,803	19,364	18,903	43.2%	24,439	126.2%
Packaging and testing services	14,508	—	—	14,508	100.0%	—	—%
	$361,308	$301,840	$185,076	$59,468	19.7%	$116,764	63.1%

Our revenue was $361.3 million for fiscal year 2011, increased by $59.5 million, or 19.7%, from $301.8 million for fiscal year 2010. The increase was primarily as a result of a 10.0% increase in unit shipments, a 4.6% increase in average selling prices due to favorable product mix and a $14.5 million increase in packaging and testing services revenue generated by APM since we acquired APM in December 2010. Toward the end of fourth quarter in fiscal year 2011, we began to experience a general slow down on a global basis in our core computing and consumer markets and softened demand causing a shift in product mix and average selling prices. We introduced 196 and 145 new products during fiscal years 2011 and 2010, respectively. New products introduced in fiscal years 2011 included high-voltage and medium-voltage products that were developed based on our new technology platforms. Revenue from these high-voltage and medium-voltage products were ramped up slowly as we gradually gained design wins in the new application markets. As we continued to expand our power IC product family, revenue from our power IC products for fiscal year 2011 increased by $18.9 million, or 43.2%, to $62.7 million from $43.8 million for fiscal year 2010.
Our revenue was $301.8 million for fiscal year 2010, increased by $116.8 million, or 63.1%, from $185.1 million for fiscal year 2009. The increase was primarily as a result of a 76.3% increase in unit shipments due to increased end customer demand for our products, offset by a 7.5% decline in average selling prices. We introduced 145 and 121 new products during fiscal years 2010 and 2009, respectively. As we continued to expand our power IC product family, revenue from our power IC products for fiscal year 2010 increased by $24.4 million, or 126.2%, to $43.8 million from $19.4 million for fiscal year 2009.
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$256,087	$221,649	$146,510	$34,438	15.5%	$75,139	51.3%
Percentage of revenue	70.9%	73.4%	79.2%

Gross profit	$105,221	$80,191	$38,566	$25,030	31.2%	$41,625	107.9%
Percentage of revenue	29.1%	26.6%	20.8%
Cost of goods sold was $256.1 million for fiscal year 2011, increased by $34.4 million, or 15.5%, from $221.6 million for fiscal year 2010, primarily as a result of increased unit shipments. Our gross margin improved by 2.5% to 29.1% for fiscal year 2011 from 26.6% for fiscal year 2010. This improvement was primarily due to higher factory utilization as the majority of our packaging and testing manufacturing was handled in-house after we acquired APM and a decrease in packaging and testing service fees paid to third-party contractors. We also changed our estimated depreciation life for our manufacturing machinery and equipment from 5 years to 8 years, which resulted in lower depreciation expense in fiscal year 2011. These cost reductions were partially offset by an increase in wafer prices from our primary foundry. We expect that our gross margin will continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and factory utilization.
Cost of goods sold was $221.6 million for fiscal year 2010, increased by $75.1 million, or 51.3%, from $146.5 million for fiscal year 2009, primarily as a result of increased unit shipments. Our gross margin improved by 5.8% to 26.6% for fiscal year 2010 from 20.8% for fiscal year 2009. This improvement was primarily due to lower material costs associated with our volume purchases and lower packaging and testing costs, including savings from increased utilization of our in-house packaging and testing facility during fiscal year 2010.
Research and development expenses

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$29,470	$20,943	$19,273	$8,527	40.7%	$1,670	8.7%
Research and development expenses were $29.5 million for fiscal year 2011, increased by $8.5 million, or 40.7% from $20.9 million for fiscal year 2010. This increase was partially attributable to a $2.0 million increase in engineering and new products prototyping expenses as we introduced 196 new products during fiscal year 2011, compared to 145 new products in fiscal year 2010. In addition, we incurred $2.2 million incremental expenses in qualifying a new third-party fabrication facility to expand our manufacturing capacity. The increase in research and development expenses was also attributable to a $1.8 million increase in personnel expenses as we increased headcount and bonuses in fiscal year 2011, a $0.8 million increase in share-based compensation expense, and a $0.8 million increase in facility expenses as our corporate and research and development center in the U.S. was relocated to a larger facility in March 2010. As we continue to invest significant resources in developing new technologies and new products and expanding our manufacturing capacity, we expect our research and development expenses to increase in absolute dollar amount.
Research and development expenses were $20.9 million for fiscal year 2010, increased by $1.7 million, or 8.7% from $19.3 million for fiscal year 2009. This increase was primarily attributable to a $2.1 million increase in personnel expenses as we increased headcount and bonuses, while in fiscal year 2009, we implemented temporary salary reductions and holiday office closures in response to the global economic recession, which resulted in lower salary, bonus and vacation expenses. The increase in research and development expenses was partially offset by a $0.6 million decrease in engineering and new products prototyping expenses due to the timing of product prototyping and savings from increased research and development activities performed at our in-house packaging and testing facility, while we continued to invest in our new products development and introduced 145 new products in fiscal year 2010.
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general
and administrative	$37,937	$26,323	$20,443	$11,614	44.1%	$5,880	28.8%
Selling, general and administrative expenses were $37.9 million for fiscal year 2011, increased by $11.6 million, or 44.1%, from $26.3 million for fiscal year 2010. This increase was primarily attributable to a $2.8 million increase in personnel expenses due to an increase in headcount and bonuses, a $1.9 million increase in sales commissions and sales samples associated with our revenue growth, and a $1.4 million increase in share-based compensation expense. In addition, we incurred $1.1 million of professional fees related to the conversion of our financial statements under IFRS to U.S. GAAP and a $0.9 million incremental expenses associated with the requirements of being a public company. The increase in selling, general and administrative expenses was also attributable to a $0.4 million increase in facility expenses as our corporate and research and development center in the U.S. was relocated to a larger facility in March 2010 and a $0.4 million of incremental professional services fees related to the APM acquisition in December 2010. These increases were partially offset by a $1.1 million decrease in audit, tax and legal expenses that were incurred in connection with our IPO in fiscal year 2010.
Selling, general and administrative expenses were $26.3 million for fiscal year 2010, increased by $5.9 million, or 28.8%, from $20.4 million for fiscal year 2009. This increase was primarily due to a $3.5 million increase in personnel expenses as we increased our headcount and bonuses in fiscal year 2010. We implemented temporary salary reductions and holiday office closures in fiscal year 2009 in response to the global economic recession, and these cost reduction measures resulted in lower salary, bonus and vacation expenses. The increase in selling, general and administrative expenses was also attributed to a $1.2 million increase in our sales commissions, product promotion and travel related expenses as we generated more revenue with increased sales and marketing activities during fiscal year 2010. The increase in selling, general and administrative expenses was also attributed to a $1.1 million increase in expenses related to our audit and IPO activities during fiscal year 2010. In addition, we became a public company in the fourth quarter of fiscal year 2010 and incurred an additional $0.2 million in expenses associated with the requirements of being a public company. These increases in selling, general and administrative expenses were partially offset by a $1.2 million reduction in legal costs related to a patent litigation which was settled in fiscal year 2009.

Income (loss) on equity investment in APM

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income (loss) on equity
investment in APM	$1,768	$6,546	$(4)	$(4,778)	(73.0)%	$6,550	(163,750.0)%
Income (loss) on equity investment in APM was $1.8 million for fiscal year 2011, decreased by $4.8 million, or 73.0%, from $6.5 million for fiscal year 2010. The decrease was primarily due to consolidation of APM's financial results into our financial statements since the APM acquisition in December 2010 and a $2.6 million benefit related to our share of deferred tax assets APM recognized during fiscal year 2010.
Income (loss) on equity investment in APM was $6.5 million and loss of $4,000 for the fiscal years ended June 30, 2010 and 2009, respectively. The increase was due to higher profitability generated by APM resulting from higher packaging and testing processing volume during fiscal year 2010, as well as a $2.6 million tax benefit recognized related to APM's deferred tax assets during fiscal year 2010.

Income tax expense (benefit)

	Year Ended June 30,			Change
	2011	2010	2009	2011		2010
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense
(benefit)	$2,609	$1,497	$(192)	$1,112	74.3%	$1,689	(879.7)%
Our income tax expense for the fiscal years ended June 30, 2011 and 2010 was $2.6 million and $1.5 million, respectively.  Income tax expense increased by $1.1 million, or 74.3%, in fiscal year 2011 as compared to fiscal year 2010 due primarily to an increased percentage of our pretax book income in fiscal year 2011 being subject to the taxes in higher tax rate jurisdictions, largely as a result of our acquisition of APM in December 2010, partially offset by $0.5 million of increased U.S. federal research and development credits as a result of the extension of the U.S. federal research and development credit retroactive to December 31, 2009 during fiscal year 2011.

Our income tax expense was $1.5 million for the fiscal year ended June 30, 2010, as compared to an income tax benefit of $0.2 million for the fiscal year ended June 30, 2009.  This was due primarily to the increased profitability in fiscal year 2010 in certain foreign jurisdictions, partially offset by $0.3 million less U.S. federal research and development credits in fiscal year 2010 as compared to 2009 and a $0.5 million valuation allowance release in fiscal year 2009.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have primarily financed our operations through funds generated from operations, borrowings under our revolving lines of credit, proceeds from our IPO, and the issuance of preferred shares.
Our IPO became effective on April 28, 2010 and closed on May 4, 2010. Approximately 5.1 million common shares were sold in our IPO at the price of $18.00 per share, including 3.4 million shares newly issued by us and approximately 1.7 million shares sold by our selling shareholders. Gross proceeds received by us from the 3.4 million shares were $61.2 million, and net proceeds were $53.3 million after deducting $4.3 million for underwriting discounts and commissions and $3.7 million for other offering related costs.
Since the completion of the IPO to June 30, 2011, we have invested all of net proceeds of $53.3 million received by us from our IPO in our in-house packaging and testing facilities, including $17.0 million paid for the acquisition of APM. We believe our in-house packaging and testing capability provides us with improved gross margin, faster time to market for our new products, and competitive advantages in proprietary packaging technology and product quality.

In April 2010, one of our subsidiaries in China entered into a revolving line of credit arrangement with a Chinese bank to allow us to draw down, from time to time, up to 80% of the balance of the subsidiary's accounts receivable with a maximum amount of 40 million Chinese RMB (equivalent of $6.2 million as of June 30, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. There was no outstanding balance at June 30, 2011. The effective interest rate for the borrowing was 3.42% for the fiscal year ended June 30, 2011.
In December 2010, we acquired APM and assumed APM's bank borrowing liabilities. These bank borrowings were made under various line of credit agreements with local banks. The interest rate on each drawdown from these lines of credit varies and indexes to the published London Interbank Offered Rate per annum. The effective interest rate for these borrowings was 3.38% for the fiscal year ended June 30, 2011. APM's property and equipment with carrying amount of $64.0 million were pledged as collateral under one of the lines of credit. There was no outstanding balance at June 30, 2011. These lines of credit have expired as of the filing of this annual report.
The following outlines the details of each line of credit and its available credit amount as of June 30, 2011:

Line of Credit	Maturity Date	Maximum Limit in Chinese RMB	Maximum Limit ( U.S. Dollar Equivalent)	Available credit at June 30, 2011
		(in thousands)
A	July 16, 2011	105,000	$16,250	$16,250
B	August 16, 2011	40,000	$6,191	$6,191
C	July 20, 2011	30,000	$4,643	$4,643
D	July 31, 2011	—	$3,000	$3,000
We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all.
Cash and cash equivalents
As of June 30, 2011 and 2010, we had $86.7 million and $119.0 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$30,088	$29,787	$22,716
Net cash used in investing activities	(49,820)	(14,685)	(9,744)
Net cash provided by (used in) financing activities	(12,667)	43,470	3,368

Net increase (decrease) in cash and cash equivalents	$(32,399)	$58,572	$16,340
Cash flows provided operating activities
Our net cash provided by operating activities for the fiscal year ended June 30, 2011 was $30.1 million, which consisted primarily of our net income of $37.8 million. This amount was increased by depreciation and amortization expense of $16.7 million, share-based compensation expense of $6.2 million and an increase of $5.2 million in accrued liabilities. Net cash generated from operating activities was partially offset by a total of $2.6 million in income on equity investment in APM and gain on equity interest in APM, an increase in inventories of $26.9 million due to an increase in raw materials and wafers since the majority of our packaging and testing manufacturing process was handled in-house, and by an increase in accounts receivable of $5.2 million due to the timing of our shipments and collections.
Our net cash provided by operating activities for the fiscal year ended June 30, 2010 was $29.8 million, which consisted primarily of our net income of $37.8 million, increased by depreciation and amortization expense of $9.0 million, share-based compensation expense of $3.6 million and an increase of $5.0 million in accrued liabilities. These increases in cash flows from operating activities were partially offset by $6.5 million in income on equity investment in APM, an increase of $9.4 million in accounts receivable due to the timing of our shipments and collections, and by an increase of $5.6 million in inventories as we increased our inventory production to meet increasing demand from our customers.
Our net cash provided by from operating activities for the fiscal year ended June 30, 2009 was $22.7 million, which consisted primarily of our net loss of $0.9 million, increased by depreciation and amortization expense of $7.5 million, share-based compensation expense of $3.6 million, a decrease in accounts receivable of $8.8 million due to the timing of our shipments and collections and a decrease in inventories of $10.1 million due to our operating initiatives in managing inventory levels. These increases in cash flows from operating activities were partially offset by a decrease of $4.1 million in accrued liabilities as part of our efforts to manage spending.
Cash flows used in investing activities
Our net cash used in investing activities was $49.8 million for the fiscal year ended June 30, 2011, which was primarily attributable to $42.1 million in purchases of property and equipment mainly to expand our in-house packaging and testing production, $5.0 million deposit for acquisition of wafer fabrication assets, $1.8 million in equity investment in APM prior to the APM acquisition and $1.6 million cash used, net of cash acquired in APM acquisition.
Our net cash used in investing activities was $14.7 million for the fiscal year ended June 30, 2010, which was primarily attributable to the purchase of property and equipment of $14.0 million, the majority of which was to expand our in-house packaging and testing facility, and $0.7 million in restricted cash deposited with a bank as required under our letters of credit.
Our net cash used in investing activities for the fiscal year ended June 30, 2009 was $9.7 million, which was primarily attributable to the purchase of property and equipment of $10.1 million, offset by a $0.2 million release of the restricted cash required under our prior letters of credit with a bank.
Cash flows provided by (used in) financing activities
Our net cash used in financing activities for the fiscal year ended June 30, 2011 was $12.7 million, which was principally attributable to $15.0 million net repayments under our lines of credit, offset by $4.2 million proceeds from exercise of employee share options and from ESPP.
Our net cash provided by financing activities for the fiscal year ended June 30, 2010 was $43.5 million, which was primarily attributable to net proceeds of $53.9 million from the IPO, while we incurred approximately $0.5 million in unpaid and accrued IPO related expenses at June 30, 2010. During fiscal year 2010, we borrowed an aggregate of $3.7 million from our a line of credit and paid off in full the then outstanding balance of $13.9 million under our equipment term loan.
Our net cash provided by financing activities for the fiscal year ended June 30, 2009 was $3.4 million, which was primarily attributable to $3.9 million in net borrowings under our equipment term loan, offset by $0.3 million used to repurchase our common shares and $0.2 million in principal payments on our capital leases.
Capital expenditures
Our capital expenditures were $42.1 million, $14.0 million and $10.1 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Our capital expenditures principally consisted of the purchases of property and equipment. Capital expenditures for fiscal years 2011 primarily consisted of purchases of packaging and testing equipment for our two in-house manufacturing facilities and purchases of consigned equipment to a third-party foundry. Following the acquisition of APM in December 2010, we rely primarily on our in-house capacities for packaging and testing our products and expect to do so in the future. We utilize third-party foundries for wafer fabrication, and our capital expenditures related to the wafer fabrication process are primarily for the purchases of certain specialized equipment that are consigned to our third-party foundries to support our production requirement.
In August 2011, we announced our intention to exercise an option to acquire certain assets associated with the IDT's wafer manufacturing facility, which is located in Hillsboro, Oregon for a total purchase price of $26 million. We have obtained this option as part of the consideration for us entering into a foundry service agreement with IDT and a cash prepayment of $5.0 million which will be applied to the purchase price. The acquisition is subject to the execution of a definitive asset purchase agreement, which is expected to occur by the end of calendar year 2011. During the initial ramp-up period of the IDT facility, which is expected to last for approximately two to three quarters, we may incur additional costs and expenses relating to integration of the wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses.
 As we pursue a “fab-lite” model and continue to grow our business, we expect to increase our capital expenditures to expand our manufacturing capacity in order to reduce manufacturing cost and to provide better services to our customers.

Tabular Disclosure of Contractual Obligations
The following table provides selected information regarding our contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Capital leases	$499	$324	$50	$50	$75
Operating leases	20,149	2,750	5,482	4,382	7,535
Capital commitments with respect to property and equipment	5,170	5,170	—	—	—
Purchase commitments with respect to inventory and research and development	22,014	22,014	—	—	—

Total contractual obligations	$47,832	$30,258	$5,532	$4,432	$7,610
As of June 30, 2011, we had recorded liabilities of $2.7 million for uncertain tax positions and $0.4 million for potential interest and penalty, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities and useful lives for property and equipment and for intangible assets.
Revenue recognition
We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and when collectability is reasonably assured. We recognize revenue when product is shipped to the customer, net of estimated stock rotation returns and price adjustments to certain distributors.
We sell our products primarily to distributors, who in turn sell our products globally to various end customers. Our revenue is net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of the products purchased by distributors during a specified period. We estimate provision for stock rotation returns based on historical returns and individual distributor agreements. We also provide special pricing to certain distributors primarily based on volume, to encourage resale of our products. We estimate the expected price adjustments at the time the revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. If actual stock rotation returns or price adjustments differ from our estimates, adjustments may be recorded in the period when such actual information is known. Allowance for price adjustments is recorded as contra accounts receivable and provision for stock rotation is recorded in accrued liabilities in the consolidated balance sheets.
Revenue from certain distributors is deferred until the distributor resells the products to end customers due to price protection adjustments and right of returns that cannot be reliably measured.
Packaging and testing services revenue is recognized upon shipment of serviced products to the customer.

Inventory reserves
We carry inventories at the lower of cost (determined on a first-in, first-out basis) or market. Cost primarily consists of semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, yield improvements, capacity utilization. Inventory reserves are made based on our periodic review of inventory quantities on hand as compared with our sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by us, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
Warranty accrual
We provide a standard one-year warranty for the products we sell. We accrue for estimated warranty costs at the time revenue is recognized. Our warranty obligation is affected by product failure rates, the cost of replacement product, freight costs for failed parts and their replacement and other quality assurance costs. We monitor our product returns for warranty claims and maintain an accrual for the related warranty cost based on our historical data and anticipated warranty claims known at the time that the estimate is made. If actual warranty costs differ significantly from our estimates, revisions to the estimated warranty accrual would be required and any such adjustments could be material.
Accounting for income taxes
We are subject to income taxes in a number of jurisdictions. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as interest and penalties related to uncertain tax positions. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. We establish accruals for certain tax contingencies based on estimates of whether additional taxes may be due. While the final tax outcome of these matters may differ from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.  As a result, significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. We intend to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2011 the cumulative amount of undistributed earnings considered permanently reinvested is $22,000,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.
In July 2006, the Financial Accounting Standards Board, or FASB, issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.
Our provision for income taxes is subject to volatility and could be adversely impacted by changes in earnings or tax laws and regulations in various jurisdictions. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of changes to reserves, as well as the related net interest and penalties.
Share-based compensation expense
We recognize share-based compensation expense based on the estimated fair value of the options determined by the Black-Scholes option pricing model, using the accelerated vesting attribution method. Share-based compensation expense is significant to the consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment. Significant estimates include fair value of the underlying common shares prior to our IPO, expected term, share price volatility and forfeiture rates.
We established the expected term based on the historical data of similar entities' data as adjusted for expected changes in future exercise patterns. We estimate forfeiture rates based on historical average period of time that options were outstanding and forfeited. We estimate expected volatility based on the volatility of similar entities whose shares are publicly available. The risk-free interest rate is based on the U.S. Treasury yields at the time of grant for periods corresponding to the expected term of the options. The expected dividend yield is zero based on the fact that we have not historically paid dividends and have no current intention to pay dividends.
Prior to our IPO which became effective on April 28, 2010, the absence of a public market for our common shares required our compensation committee of the board of directors, the members of which we believe have extensive business, industry, finance and venture capital experience, to estimate the fair value of our common shares for the purpose of granting options and for determining share-based compensation expense for the periods presented. In response to these requirements, the compensation committee, with input from management, estimated the fair value of the common shares at each meeting when options were granted. We commissioned an independent third-party to conduct contemporaneous valuations to assist in the determination of the fair value of the common shares, except for the grant of options on March 1, 2010, the exercise price of which was determined after considering a preliminary valuation analysis provided to us by the representatives of our underwriters, the valuation of the common shares performed by an independent third-party at December 31, 2009 and other factors.
Our contemporaneous valuations, using the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation , employed a two step process to arrive at an estimate of the value of the common shares. The first step of the analysis was to estimate the total enterprise value. We primarily relied on an income approach, specifically a discounted cash flow analysis, to estimate the total enterprise value. The discounted cash flow analysis involves applying appropriate risk-adjusted discount rates to estimated cash flows, based on forecasted revenue and costs. The assumptions used in connection with these valuations were based on our expected operating performance over the discrete forecast period. A terminal value was estimated for the value of the business beyond the discrete forecasted earnings period. This value was estimated by applying a multiple to our projections in the final year of the forecast period. The multiple was selected based on the data of a peer group of public companies in the industry. The discrete period cash flows and terminal value were then discounted to the present at our estimated cost of capital, which was developed through an analysis of required returns for companies in a similar stage of development. The results of the income approach were tested for reasonableness based on an analysis of the multiples of similar public companies.
The second step was to allocate our total enterprise value to the preferred and common classes of securities based on the relative rights and preferences of each class. We relied on the option pricing method, which treats the securities as call options on the underlying assets (or enterprise value) to allocate the enterprise value. Significant estimates required in the option pricing method include the expected time to liquidity, risk-free interest rate for the expected time to liquidity, expected dividend yield, fair value of the aggregate enterprise value and expected volatility of the underlying enterprise value.
Additionally, we considered a probability-weighted expected return method to estimate the value of the common shares. This methodology considers various scenarios of future exit events, including a public offering, sale, liquidation or remaining private. An estimate of future exit periods and events are made and the exit values are allocated to each class of security based on the rights and preferences that would be exercised to maximize the value of each class, based on seniority. The allocated values are then discounted to the present and weighted based on an assessment of the probability of each scenario. Probabilities of each scenario have been assessed by management at each date, based on consideration of then-current market conditions and changes in the underlying prospects.
We also reviewed a variety of factors in determining the deemed fair value of the common shares such as our operating and financial performance, the introduction of new products, the price of the preferred share financings with third-party investors in arm's length transactions, the lack of a public market for its common shares, industry growth and volume, the performance of similarly situated companies in our industry and stock market indices, emerging trends and issues, trends in consumer confidence and spending, overall economic indicators and the general economic outlook.
Variable Interest Entities and Investment in APM
We evaluate all transactions and relationships with potential variable interest entities (VIEs) to determine whether we are the primary beneficiary of the entities, therefore is required to consolidate with VIEs. Our overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

•	determine whether the entity meets the criteria to qualify as a VIE; and

•	determine whether we are the primary beneficiary of the VIE.
In performing the first step, we consider the significant factors and judgments in making the determination as to whether an entity is a VIE include:

•
the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of our involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity; and

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.
For each VIE identified, we then perform the second step and evaluate whether we are the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	whether our variable interest absorbs the majority of the VIE's expected losses;

•	whether our variable interest receives the majority of the VIE's expected returns; and

•	whether we have the ability to make decisions that significantly affect the VIE's results and activities.
Based on our evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2011. Prior to the APM acquisition on December 3, 2010, we had a 43% equity interest in APM which had been identified as a VIE; however, we were not the primary beneficiary and therefore we did not consolidate APM. The equity interest in APM was accounted for using the equity method through the date of acquisition.
Estimated Useful Lives for Property and Equipment and Intangible Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Patents and exclusive technology rights purchased from third parties are amortized on a straight-line basis over their estimated useful lives of three to seven years. Identified intangibles acquired in a business combination are recognized at fair value at the acquisition date and amortized on a straight-line basis over their estimated economic lives of three to four years. Prior to December 3, 2010, the APM acquisition date, the Company's manufacturing machinery and equipment were depreciated over a useful life of 5 years. Upon the completion of the APM acquisition, the Company revised the estimated useful life of its manufacturing machinery and equipment for depreciation purposes from 5 years to 8 years on a prospective basis.
Recently Issued Accounting Pronouncements
In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this guidance as of the beginning of 2013. The adoption of this guidance will only impact the presentation of our consolidated financial statements.
In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. This amendment clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted the disclosure requirements for business combinations in our fiscal year 2011.
Effective January 1, 2010, we adopted certain provisions of the FASB's updated guidance related to fair value measurements and disclosures, which require new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The updated guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance was effective January 1, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which are effective for our financial statements beginning in the first quarter of fiscal year 2012. The adoption of the updated guidance did not have an impact on our consolidated financial statements and the deferred provisions are not expected to significantly impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign currency risk

We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant majority of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan (“RMB”) as operating funds for our foreign operating expenses. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. In the past, our borrowings have been subject to floating interest rates, and future borrowings may expose us to cash-flow interest rate risk. We do not believe that a 10% change in interest rates would materially affect our results of operations as we had no outstanding borrowings at June 30, 2011.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Supplementary Data: Selected Consolidated Quarterly Data
The following tables present our unaudited consolidated statements of income data for each of the eight quarters in the period ended June 30, 2011. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(1)	(1)	(1)
	(in thousands, except per share data)
Revenue	$89,417	$83,982	$91,074	$96,835
Gross profit	24,145	23,196	28,441	29,439
Operating income	8,688	7,547	11,338	10,241
Net income	$8,800	$8,691	$10,654	$9,682
Net income per share
Basic	$0.40	$0.38	$0.44	$0.39
Diluted	$0.37	$0.36	$0.41	$0.37

	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(in thousands, except per share data)
Revenue	$74,717	$63,982	$77,672	$85,469
Gross profit	18,595	17,728	20,633	23,235
Operating income	8,879	6,145	9,045	8,856
Net income	$8,888	$9,589	$9,665	$9,682
Net income per share attributable to common shareholders
Basic	$0.99	$1.08	$1.08	$0.50
Diluted	$0.45	$0.48	$0.47	$0.40
(1)     We formerly prepared our consolidated financial statements under IFRS and furnished our IFRS quarterly financial statements for these quarters on Form 6-Ks. Pursuant to the SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer. As a result, beginning on July 1, 2011, we are required to report our financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements from IFRS to U.S. GAAP. See "Item 6. Selected Consolidated Financial Data" for a discussion of relevant differences of individual items in the financial statements between IFRS and U.S. GAAP.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based upon this assessment, our management has concluded that, as of June 30, 2011, our internal control over financial reporting was effective.
We excluded Agape Package Manufacturing Ltd., or APM from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 because it was acquired by us in a purchase business combination on December 3,

2010. APM, our wholly-owned subsidiary, constituted 27% of total assets and 4% of total revenue of the related amounts reported in our consolidated financial statements as of and for the year ended June 30, 2011.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, included elsewhere herein.
Limitation on the Effectiveness of Controls
While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their respective objectives will be met, we do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Certain information required by Part III is omitted from this report on Form 10-K since we intend to file our definitive proxy statement for our next annual meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”), no later than 120 days after the end of fiscal year 2011, and certain information to be included in the 2011 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2011 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors - Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	84
Schedule II - Valuation and Qualifying accounts	88

(3) Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Alpha and Omega Semiconductor Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and its subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of  the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Agape Package Manufacturing Ltd. from its assessment of internal control over financial reporting as of June 30, 2011 because it was acquired by the Company in a purchase business combination during the year ended June 30, 2011. We have also excluded Agape Package Manufacturing Ltd. from our audit of internal control over financial reporting. Agape Package Manufacturing Ltd. is a wholly-owned subsidiary whose total assets and total revenues represent 27% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2011.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 9, 2011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2011		2010
ASSETS
Current assets:
Cash and cash equivalents	$86,708		$119,001
Restricted cash	54		707
Accounts receivable, net	42,503		30,759
Inventories	65,251		27,800
Deferred tax assets	1,773		753
Other current assets	5,056		3,051
Total current assets	201,345		182,071
Investment in APM	—		26,069
Property and equipment, net	127,839		47,367
Intangible assets, net	1,599		616
Deferred tax assets	9,048		2,075
Other long-term assets	7,607		458
Total assets	$347,438		$258,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Borrowings	$—		$3,680
Accounts payable	64,678		37,930
Account payable to APM	—		10,100
Accrued liabilities	15,123		11,265
Income taxes payable	2,377		1,098
Deferred margin	495		245
Capital leases - current portion	306		571
Total current liabilities	82,979		64,889
Income taxes payable - long term	3,081		3,189
Deferred income tax liabilities	25		25
Capital leases - long term portion	130		436
Deferred rent	973		671
Total liabilities	87,188		69,210
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2011 and 2010	—		—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 24,612 shares and 24,562 shares at June 30, 2011 and 22,101 shares and 22,101 shares at June 30, 2010	49		44
Treasury shares at cost; 50 shares at June 30, 2011 and none at June 30, 2010	(693)	—	—
Additional paid-in capital	153,004		119,674
Deferred share-based compensation	—		(22)
Accumulated other comprehensive income	934		621
Retained earnings	106,956		69,129
Total shareholders’ equity	260,250		189,446
Total liabilities and shareholders’ equity	$347,438		$258,656

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2011	2010	2009
Revenue	$361,308	$301,840	$185,076
Cost of goods sold	256,087	221,649	146,510
Gross profit	105,221	80,191	38,566

Operating expenses:
Research and development	29,470	20,943	19,273
Selling, general and administrative	37,937	26,323	20,443
Total operating expenses	67,407	47,266	39,716
Operating income (loss)	37,814	32,925	(1,150)

Interest income	280	39	648
Interest expense	(263)	(189)	(587)
Income (loss) on equity investment in APM	1,768	6,546	(4)
Gain on equity interest in APM	837	—	—
Income (loss) before income taxes	40,436	39,321	(1,093)

Income tax expense (benefit)	2,609	1,497	(192)
Net income (loss)	$37,827	$37,824	$(901)

Net income (loss) attributable to common shareholders
Basic	$37,827	$34,371	$(901)
Diluted	$37,827	$37,824	$(901)

Net income (loss) per share attributable to common shareholders
Basic per share	$1.61	$3.24	$(0.11)
Diluted per share	$1.51	$1.78	$(0.11)

Weighted-average number of shares used in computing net income (loss)
per share attributable to common shareholders
Basic shares	23,495	10,594	7,914
Diluted shares	24,989	21,192	7,914

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Shares		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity	Total Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2008	10,712	21	7,916	$16	—	$—	$60,037	$(611)	$688	$31,994	$92,145
Exercise of common share options	—	—	35	—	—	—	51	—	—	—	51
Share-based compensation expense	—	—	—	—	—	—	3,194	390	—	—	3,584
Repurchase of common shares	—	—	(32)	—	—	—	(300)	—	—	—	(300)
Net loss	—	—	—	—	—	—	—	—	—	(901)	(901)	$(901)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(79)	—	(79)	(79)
Balance, June 30, 2009	10,712	21	7,919	16	—	—	62,982	(221)	609	31,093	94,500	(980)
Exercise of common share options	—	—	70	—	—	—	172	—	—	—	172
Share-based compensation expense	—	—	—	—	—	—	3,360	199	—	—	3,559
Proceeds from initial public offering, net of issuance costs	—	—	3,400	7	—	—	53,372	—	—	—	53,379
Conversion of preferred shares upon the initial public offering	(10,712)	(21)	10,712	21	—	—	(212)	—	—	212	—
Net income	—	—	—	—	—	—	—	—	—	37,824	37,824	37,824
Cumulative translation adjustment	—	—	—	—	—	—	—	—	12	—	12	12
Balance, June 30, 2010	—	—	22,101	44	—	—	119,674	(22)	621	69,129	189,446	37,836
Initial public offering issuance costs	—	—	—	—	—	—	(117)	—	—	—	(117)
Exercise of common share options	—	—	586	1	—	—	2,621	—	—	—	2,622
Issuance of shares for Employee Stock Purchase Plan	—	—	159	—	—	—	1,612	—	—	—	1,612
Issuance of shares for APM acquisition	—	—	1,766	4	—	—	23,062	—	—	—	23,066
Repurchase of common shares under shares repurchase program	—	—	—	—	(50)	(693)	—	—	—	—	(693)
Share-based compensation expense	—	—	—	—	—	—	6,152	22	—	—	6,174
Net income	—	—	—	—	—	—	—	—	—	37,827	37,827	37,827
Cumulative translation adjustment	—	—	—	—	—	—	—	—	313	—	313	313
Balance, June 30, 2011	—	$—	24,612	$49	(50)	$(693)	$153,004	$—	$934	$106,956	$260,250	$38,140

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	June 30,
	2011	2010		2009
Cash flows from operating activities
Net income (loss)	$37,827	$37,824		$(901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,261	8,769		7,261
Amortization	417	242		267
Share-based compensation expense	6,174	3,559		3,584
(Income) loss on equity investment in APM	(1,768)	(6,546)		4
Gain on equity interest in APM	(837)	—		—
Loss (gain) on disposal of property and equipment	3	40		(19)
Changes in working capital, net of impact of acquisition:
Inventories	(26,941)	(5,600)		10,065
Accounts receivable	(5,195)	(9,359)		8,813
Other current and long term assets	(973)	(1,283)		(406)
Deferred tax assets and liabilities	(246)	(1,166)		(867)
Accounts payable	(1,262)	(3,763)		(1,094)
Account payable to APM	1,277	819		535
Income taxes payable	196	1,229		(409)
Accrued and other liabilities	5,155	5,022		(4,117)
Net cash provided by operating activities	$30,088	$29,787	—	$22,716

Cash flows from investing activities
Acquisition of APM	(1,569)	—		—
Prepayment for acquisition of wafer fabrication assets	(5,000)	—		—
Purchase of property and equipment	(42,073)	(13,980)		(10,072)
Proceeds from sale of property and equipment	—	2		168
Restricted cash released (placed)	653	(707)		200
Additional investment in APM before the APM acquisition	(1,831)	—		(40)
Net cash used in investing activities	$(49,820)	$(14,685)		$(9,744)

Cash flows from financing activities
Net proceeds from (payments of issuance costs for) the IPO	(610)	53,872		—
Proceeds from exercise of share options	2,622	172		51
Proceeds from employee stock purchase plan	1,612	—		—
Payment for repurchase of common shares	(693)	—		(300)
Proceeds from borrowings	23,461	3,680		6,000
Repayments of borrowings	(38,488)	(13,856)		(2,144)
Principal payments on capital leases	(571)	(398)		(239)
Net cash provided by (used in) financing activities	$(12,667)	$43,470		$3,368

Net increase (decrease) in cash and cash equivalents	(32,399)	58,572		16,340
Cash and cash equivalents at beginning of period	119,001	60,416		44,095
Exchange gains (losses) on cash and cash equivalents	106	13		(19)
Cash and cash equivalents at end of period	$86,708	$119,001		$60,416

Supplemental disclosures of cash flow information:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Cash paid for interest	$263	$188	$587
Cash paid for income taxes	$2,543	$1,512	$1,127

Supplemental disclosures of non cash investing and financing information:
Increase (decrease) of property and equipment purchased within accounts payable and accrued liabilities	$5,824	$9,680	$(1,337)
Capitalized IPO costs included in accrued liabilities	$—	$493	$—
Issuance of common shares for the APM acquisition	$23,066	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Alpha and Omega Semiconductor Limited and its subsidiaries (the "Company", "AOS", "we" or "us") design, develop and supply a broad range of analog semiconductors, specializing in power semiconductors. The Company conducts its operations primarily in the United States of America (“U.S.”), Hong Kong, Macau, China, Taiwan, Korea and Japan. On December 3, 2010, the Company acquired control of Agape Package Manufacturing Ltd. (“APM”) in a cash and stock transaction for a purchase price of $40,045,000. The Company held a 43% equity interest in APM prior to the acquisition, which was accounted for under the equity method of accounting. After the acquisition, APM became a wholly-owned subsidiary of the Company.
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company balances and transactions.
Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities and useful lives for property and equipment and intangible assets.
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenue and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a significant majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non monetary assets and liabilities using historical exchange rates, are recognized in the statements of income (loss).
For the Company's subsidiaries which use the local currency as their functional currency, their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with stated maturities of three months or less as of the dates of purchase. The carrying amounts reported for cash and cash equivalents are considered to approximate fair values based upon their short maturities.
Accounts Receivable
The allowance for doubtful accounts is based on assessment of the collectibility of accounts receivable from customers.

The Company reviews the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.
Inventories
The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or market value. Cost includes semiconductor wafer and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Inventory reserves are made based on the Company's periodic review of inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by management, additional future inventory write-downs may be required that could adversely affect the Company's operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, the Company's gross margin would be favorably impacted.
Variable Interest Entities and Investment in APM
The Company is required to evaluate all transactions and relationships with potential variable interest entities (VIEs) to determine whether it is the primary beneficiary of the entities, and therefore is required to consolidate the VIEs. The Company's overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

•	determine whether the entity meets the criteria to qualify as a VIE; and

•	determine whether the Company is the primary beneficiary of the VIE.
In performing the first step, the significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include:

•
the design of the entity, including the nature of risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of the Company's involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity; and

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.
For each VIE identified, the Company then performs the second step and evaluate whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	whether the Company's variable interest absorbs the majority of the VIE's expected losses;

•	whether the Company's variable interest receives the majority of the VIE's expected returns; and

•	whether the Company has the ability to make decisions that significantly affect the VIE's results and activities.
Based on the Company's evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2011. Prior to the APM acquisition on December 3, 2010, the Company held 43% equity interest in APM which had been identified as a VIE; however, the Company was not the primary beneficiary and therefore was not required to consolidate APM. The equity interest in APM was accounted for using the equity method of accounting through the date of acquisition.
Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items and the costs incurred to make the assets ready for their intended use.
Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Manufacturing machinery and equipment	8 years
Equipment and tooling	5 years
Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	2 years to 15 years based on shorter of expected economic useful life or the lease term
Equipment and construction in progress represent equipment received but necessary installation has not been performed or leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to respective asset class when fully completed and ready for their intended use.
Internal use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs included employee costs incurred to develop the software and implementation fees paid to outside consultants. Internal developed computer software are amortized over its estimated useful lives of five years starting from the date when it is ready for its intended use. Capitalized costs are included within property and equipment.
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the statements of income (loss). Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
During the fiscal year ended June 30, 2011, after performing a review and assessment of the useful life of its manufacturing machinery and equipment, the Company revised the estimated useful life of its manufacturing machinery and equipment for depreciation purposes from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this change was to decrease depreciation expense related to cost of good sold by approximately $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, and increase basic net income per share by approximately $0.17 and diluted net income per share by $0.16 for the fiscal year ended June 30, 2011.
 Intangible Assets
Patents and exclusive technology rights purchased from third parties are amortized on a straight-line basis over their estimated useful lives of three to seven years.
Intangible assets acquired in a business combination are recognized at fair value at the acquisition date and amortized on a straight-line basis over their estimated economic lives of three to four years.
Impairment of Long-Lived Assets

Long-lived assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Factors that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Where such factors indicate potential impairment, the recoverability of an asset or asset group is assessed by determining if the carrying value of the asset or asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life.  The impairment loss is measured based on the difference between the carrying amount and estimated fair value.

Revenue Recognition
The Company recognizes revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and when collectability is reasonably assured. The Company recognizes revenue when product is shipped to the customer, net of estimated stock rotation returns and price adjustments that it expects to provide to certain distributors.

The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products. The Company estimates the expected price adjustments at the time revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for its products. If actual stock rotation returns or price adjustments differ from its estimates, adjustments may be recorded in the period when such actual information is known. Allowance for price adjustments is recorded as contra accounts receivable and the provision for stock rotation rights is recorded in accrued liabilities in the consolidated balance sheets.
Revenue from certain distributors is deferred until the distributor resells the products to end customers due to price protection adjustments and right of returns that cannot be reliably measured. The deferred revenue, net of the associated deferred cost of the inventory, is recorded as deferred margin in the consolidated balance sheets.
Packaging and testing services revenue is recognized upon shipment of serviced products to the customer.
Product Warranty
The Company provides a standard one-year warranty for the products it sells. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, the cost of replacement product, freight costs for failed parts and their replacement and other quality assurance costs. The Company monitors its product returns for warranty claims and maintains a reserve for the related warranty cost based on its historical data and anticipated warranty claims known at the time that the estimate is made. If actual warranty costs differ significantly from estimates, revisions to the estimated warranty reserve would be required and any such adjustments could be material.
Shipping and Handling Costs
Shipping and handling costs are included in cost of goods sold.
Research and Development
Research and development costs are expensed as incurred.

Provision for Income Taxes
Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.
The Company is subject to income taxes in a number of jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Company establishes accruals for certain tax contingencies based on estimates of whether additional taxes may be due. While the final tax outcome of these matters may differ from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction by jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income.
In July 2006, the Financial Accounting Standards Board, or FASB, issued a guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.
Our provision for income taxes is subject to volatility and could be adversely impacted by changes in earnings or tax laws and regulations in various jurisdictions. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of changes to reserves, as well as the related net interest and penalties.
Share-based Compensation Expense
The Company maintains an equity-settled, share-based compensation plan under which share options and restricted stock units (the "RSUs") are granted to employees, directors and consultants of the Company.
The fair value of options is determined at the date of grant using the Black-Scholes option pricing model. The fair value of RSUs is based on the fair value of the Company's common share on the date of grant. In May 2010, the Company adopted the Employee Share Purchase Plan (the "ESPP"). The fair value of common shares to be issued under the ESPP is determined using the Black-Scholes pricing model.
The Black-Scholes model requires various highly subjective assumptions including expected term of awards, expected future share price volatility, and expected forfeiture rates, as well as fair value of the Company's common shares prior to its initial public offering (the "IPO").
The Company establishes the expected term based on the historical data of similar entities' data as adjusted for expected changes in future exercise patterns. The Company estimates forfeiture rates based on historical average period of time that options were outstanding and forfeited. The Company estimates expected volatility based on the volatility of similar entities whose shares are publicly available. The risk-free interest rate is based on the U.S. Treasury yields at the time of grant for periods corresponding to the expected term of the options. The expected dividend yield is zero based on the fact that the Company has not historically paid dividends and has no current intention to pay dividends.
Prior to the Company's IPO that became effective on April 28, 2010, the absence of a public market for its common shares required the Company's compensation committee of the board of directors, the members of which the Company believes have extensive business, industry, finance and venture capital experience, to estimate the fair value of the Company's common shares for the purpose of granting options and for determining share-based compensation expense for the periods presented. In response to these requirements, the compensation committee, with input from management, estimated the fair value of the common shares at each meeting when options were granted. The Company commissioned an independent third-party to conduct contemporaneous valuations to assist in the determination of the fair value of the common shares, except for the grant of options on March 1, 2010. The exercise price of options granted on March 1, 2010 was determined after considering a preliminary valuation analysis provided to the Company by the representatives of the Company's underwriters, the valuation of the common shares performed by an independent third-party at December 31, 2009 and other factors.
The Company's contemporaneous valuations, using the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, employed a two step process to arrive at an estimate of the value of the common shares. The first step of the analysis was to estimate the total enterprise value. The Company primarily relied on an income approach, specifically a discounted cash flow analysis, to estimate the total enterprise value. The discounted cash flow analysis involves applying appropriate risk-adjusted discount rates to estimated cash flows, based on forecasted revenue and costs. The assumptions used in connection with these valuations were based on the Company's expected operating performance over the discrete forecast period. A terminal value was estimated for the value of the business beyond the discrete forecasted earnings period. This value was estimated by applying a multiple to the Company's projections in the final year of the forecast period. The multiple was selected based on the data of a peer group of public companies in the industry. The discrete period cash flows and terminal value were then discounted to the present at the Company's estimated cost of capital, which was developed through an analysis of required returns for companies in a similar stage of development. The results of the income approach were tested for reasonableness based on an analysis of the multiples of similar public companies.
The second step was to allocate our total enterprise value to the preferred and common classes of securities based on the relative rights and preferences of each class. The Company relied on the option pricing method, which treats the securities as call options on the underlying assets (or enterprise value) to allocate the enterprise value. Significant estimates required in the option pricing method include the expected time to liquidity, risk-free interest rate for the expected time to liquidity, expected dividend yield, fair value of the aggregate enterprise value and expected volatility of the underlying enterprise value.
Additionally, the Company considered a probability-weighted expected return method to estimate the value of the common shares. This methodology considers various scenarios of future exit events, including a public offering, sale, liquidation or remaining private. An estimate of future exit periods and events are made and the exit values are allocated to each class of security based on the rights and preferences that would be exercised to maximize the value of each class, based on seniority. The allocated values are then discounted to the present and weighted based on an assessment of the probability of each scenario. Probabilities of each scenario have been assessed by management at each date, based on consideration of then-current market conditions and changes in the underlying prospects of the Company.
The Company also reviewed a variety of factors in determining the deemed fair value of the common shares such as its own operating and financial performance, the introduction of new products, the price of the preferred share financings with third-party investors in arm's length transactions, the lack of a public market for its common shares, industry growth and volume, the performance of similarly situated companies in our industry and stock market indices, emerging trends and issues, trends in consumer confidence and spending, overall economic indicators and the general economic outlook.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's other comprehensive income (loss) consists of cumulative foreign currency translation adjustments. Total comprehensive income (loss) is presented in the consolidated statements of shareholders' equity.
Leases
Leases entered into by the Company as a lessee are classified as capital or operating leases. Leases that transfer substantially the entire risks and benefits incidental to ownership are classified as capital leases. At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the asset’s fair market value at the beginning of each lease. Rental payments under operating leases are expensed as incurred.
Risks and Uncertainties
The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees and ultimately to sustain profitable operations.
The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions specific to the semiconductor industry and the Company's particular market, the timely implementation of new products, new manufacturing process technology and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in operating results due to the factors mentioned above or other factors.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from foundries and packaging and testing capacity from its in-house facilities. Currently the Company's main foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in Shanghai, China. HHNEC has been manufacturing wafers for the Company since 2002. HHNEC manufactured 68.7% of the wafers used in the Company's products for the fiscal year ended June 30, 2011. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its foundry, however, if foundry capacity is constrained due to market demands, HHNEC, together with other foundry from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices The Company is also subject to the risks of service disruptions and raw material shortages by its foundry. Such disruptions, shortages and price increases could harm the Company's operating results.
Recent Accounting Pronouncements

In June 2011, the FASB issued a new accounting guidance on the presentation of comprehensive income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The Company is required to adopt this guidance as of the beginning of 2013. The adoption of this guidance will only impact the presentation of the Company's consolidated financial statements.
In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. This amendment clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The Company adopted the disclosure requirements for its business combinations in its fiscal year 2011.
Effective January 1, 2010, the Company adopted certain provisions of the FASB's updated guidance related to fair value measurements and disclosures, which require new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The updated guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance was effective January 1, 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which are effective for the Company's consolidated financial statements beginning in the first quarter of fiscal year 2012. The adoption of the updated guidance did not have an impact on the Company's consolidated financial statements and the deferred provisions are not expected to significantly impact to the Company's consolidated financial statements.

2. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company's management considers the Company's financial assets to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of accounts receivable in the past. The Company's management closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2011	2010	2009
Customer A	30.6%	33.0%	34.1%
Customer B	36.7%	41.1%	43.7%
Customer C	11.5%	10.3%	4.6%

	June 30,
Percentage of accounts receivable	2011	2010
Customer A	28.5%	56.1%
Customer B	32.7%	8.2%
Customer C	14.0%	20.5%

3. Segment and Geographic Information
The Company is organized as, and operates in, one operating segment: design, development and marketing of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company's Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company's distributors sell their products to end customers which may have global presence, revenue by geographical location are not necessarily representative of the geographical distribution of sales to end user markets. The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Hong Kong	$326,039	$295,612	$181,623
Korea	9,869	4,599	—
China	19,584	4	2,325
United States	2,003	921	841
Other countries	3,813	704	287
	$361,308	$301,840	$185,076
The following is a summary of revenue by product type:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Power discrete	$284,094	$258,037	$165,712
Power IC	62,706	43,803	19,364
Packaging and testing services	14,508	—	—
	$361,308	$301,840	$185,076

The location and net book value of the Company's long-lived assets are as follows:

	June 30,
	2011	2010
	(in thousands)
United States	$10,426	$5,122
Taiwan	421	355
China	116,955	41,842
Other countries	37	48
	$127,839	$47,367

4. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobsevable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

•
Fair Value of Financial Instruments
The fair values of cash equivalents are based on observable market prices and have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of short term bank deposits. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term bank borrowings approximate fair value at June 30, 2011 and 2010, due to their short-term maturities.

5. Balance Sheet Components
Accounts receivable:

	June 30,
	2011	2010
	(in thousands)
Accounts receivable	$61,768	$39,240
Less: Allowance for price adjustments	(19,235)	(8,451)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$42,503	$30,759
Inventories:

	June 30,
	2011	2010
	(in thousands)
Raw materials	$30,713	$8,602
Work in-process	20,513	8,909
Finished goods	14,025	10,289
	$65,251	$27,800

Property and equipment:

	June 30,
	2011	2010
	(in thousands)
Manufacturing machinery and equipment	$107,555	$32,417
Equipment and tooling	9,232	8,300
Computer equipment and software	11,906	11,144
Office furniture and equipment	1,597	1,072
Leasehold improvements	15,949	9,310
	146,239	62,243
Less accumulated depreciation and amortization	(38,617)	(22,511)
	107,622	39,732
Equipment and construction in progress	20,217	7,635
	$127,839	$47,367
The gross amount of computer software recorded under capital lease was $1,600,000 at June 30, 2011 and 2010. Depreciation expense was $16,261,000, $8,769,000 and $7,261,000 for fiscal year 2011, 2010 and 2009, respectively.

Intangible assets:

	June 30,
	2011	2010
	(in thousands)
Patents and exclusive technology rights	$1,566	$1,566
Trade name	250	—
Customer relationships	1,150	—
	2,966	1,566
Less accumulated depreciation	(1,367)	(950)
	$1,599	$616
Amortization expense for intangible assets was $417,000, $242,000 and $267,000 for the years ended June 30, 2011, 2010 and 2009, respectively.
Based on the intangible assets recorded at June 30, 2011, future amortization expense of intangible assets for the next five fiscal years is as follows:

Year ending June 30,	(in thousands)
2012	$571
2013	532
2014	365
2015	131
$1,599

Other long term assets:

	June 30,
	2011	2010
	(in thousands)
Prepayment for acquisition of wafer fabrication assets	$5,000	$—
Prepayments for property and equipment	2,086	—
Deposits on office leases	521	458
	$7,607	$458
On October 1, 2010, in connection with a Foundry Service Agreement entered with Integrated Device Technology, Inc., or IDT, the Company also entered into an Option Agreement with IDT and paid $5,000,000 for the exclusive right to purchase certain assets associated with a wafer fabrication facility from IDT. The option is exercisable between September 1, 2011 and November 15, 2011. The total purchase price to acquire these assets is $26,000,000. If the option is exercised, the $5,000,000 will be applied to the purchase price. In August 2011, the Company announced the intention to exercise the option prior to the November 15, 2011 deadline.
Accrued liabilities:

	June 30,
	2011	2010
	(in thousands)
Accrued salaries and wages	$2,322	$810
Accrued vacation	1,383	880
Accrued bonuses	3,760	3,955
Warranty accrual	664	1,275
Stock rotation accrual	1,880	513
Accrued professional fees	1,101	895
ESPP payable	206	227
Customer deposits	204	667
Other accrued expenses	3,603	2,043
	$15,123	$11,265
A summary of the warranty accrual, which is included in accrued liabilities for the years ended June 30, 2011, 2010 and 2009 is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Beginning balance	$1,275	$1,094	$1,458
Charged to costs	186	929	843
Utilization	(797)	(748)	(1,207)
Ending balance	$664	$1,275	$1,094

A summary of the stock rotation accrual, which is included in accrued expenses and other current liabilities for the years ended June 30, 2011, 2010 and 2009 is as follows:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Beginning balance	$513	$1,144	$1,955
Charged to statement of income (loss)	5,520	2,556	2,001
Utilization	(4,153)	(3,187)	(2,812)
Ending balance	$1,880	$513	$1,144
Deferred margin
Deferred margin consists of the following:

	June 30,
	2011	2010
Deferred revenue	$752	$322
Deferred costs	(257)	(77)
Deferred margin	$495	$245
Capital leases
Capital lease liabilities include the following:

	June 30,
	2011	2010
Software	$292	$851
Technology license	144	156
	436	1,007
Less current portion	(306)	(571)
Capital leases -long-term portion	$130	$436
The associated assets under capital leases were recorded in property and equipment and intangible assets. Their carrying value was $676,000 and $1,234,000 at June 30, 2011 and 2010, respectively.
Future minimum lease payments at June 30, 2011 are as follows:

Year ending June 30,	(in thousands)
2012	$324
2013	25
2014	25
2015	25
2016	25
Thereafter	75
$499
Less amount representing interest	$(63)
Total capital lease liabilities	$436

6. Borrowings
In April 2010, one of the Company's subsidiaries in China entered into a line of credit arrangement with a Chinese bank to allow the Company to draw down, from time to time, up to 80% of the balance of the subsidiary's accounts receivable with a maximum amount of 40 million Chinese RMB (equivalent of $6,191,000 as of June 30, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. There was not outstanding balance at June 30, 2011. The outstanding loan balance was $3,680,000 at June 30, 2010. The carrying amount of the borrowing at June 30, 2010 approximated its fair value due to short repayment term. The effective interest rates for the borrowings were 3.42% and 3.3% for the fiscal years ended June 30, 2011 and 2010, respectively.
In December 2010, the Company acquired APM and assumed APM's bank borrowing liabilities. These borrowings were made under various line of credit agreements with local banks. The interest rate on each drawdown from these lines of credit varies and indexes to the published London Interbank Offered Rate per annum. The effective interest rate for these borrowings was 3.38% for the fiscal year ended June 30, 2011. APM's property and equipment with carrying amount of $63,961,000 at June 30, 2011 were pledged as collateral under one of the lines of credit. There was no outstanding balance at June 30, 2011.
The following outlines details of each line of credit and its available credit as of June 30, 2011:

			Maximum Limit
		Maximum Limit in	(U.S. Dollar	Available credit
Line of Credit	Maturity Date	Chinese RMB	Equivalent)	June 30, 2011
		(in thousands)
A	July 16, 2011	105,000	$16,250	$16,250
B	August 16, 2011	40,000	$6,191	$6,191
C	July 20, 2011	30,000	$4,643	$4,643
D	July 31, 2011	—	$3,000	$3,000

7. Investment in APM and Related Party Transactions
Prior to the APM acquisition in December 2010, the Company held a 40.3% equity interest in APM at June 30, 2010 and 2009. The Company made an additional equity investment of $1,831,000 in APM in October 2010 and increased the equity interest to 43%. The equity interest in APM was accounted for using the equity method of accounting.
The following table is a summary of the Company's investment in APM prior to the APM Acquisition:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Beginning of the year	$26,069	$19,523	$19,487
Income (loss) on equity investment in APM	1,768	6,546	(4)
Additional investment	1,831	—	40
Acquisition	(29,668)	—	—
End of the year	$—	$26,069	$19,523

The following tables are summarized financial information of APM at June 30, 2010 and 2009. After the APM Acquisition on December 3, 2010, APM's financial results have been consolidated into the Company's financial statements.

	June 30,
	2010	2009
	(in thousands)
Current assets	$42,231	$27,182
Noncurrent assets	57,523	44,740
Total assets	99,754	71,922

Current liabilities	35,925	23,926
Shareholders' equity	63,829	47,996
Total liabilities and shareholders' equity	$99,754	$71,922

	Year Ended June 30,
	2010	2009
	(in thousands)
Revenue	$94,921	$49,346
Cost of goods sold	(79,810)	(44,981)
Operating expense	(3,828)	(4,192)
Other income (expenses), net	294	(53)
Income tax benefit (expense)	4,190	(456)
Net income (loss)	$15,767	$(336)
Purchase of Services and Used Equipment
Prior to the APM acquisition, the Company was a major customer of APM and purchased semiconductor packaging and testing services from APM during its ordinary course of business. During the fiscal years ended June 30, 2010 and 2009, the Company also purchased certain used equipment from APM. The related party transactions and balances are as follows:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Accounts payable due to APM at beginning of year	$10,100	$9,281	$8,746
Purchase of semiconductor packaging and testing services from APM	29,186	79,729	45,112
Purchase of used equipment from APM	—	604	261
Payments made to APM	(27,909)	(79,514)	(44,838)
APM acquisition	(11,377)	—	—

Accounts payable due to APM at end of year	$—	$10,100	$9,281
The carrying amounts of payables due to APM approximated their fair values due to their short maturity term.

8. Business Combination
On December 3, 2010, the Company acquired all of the issued and outstanding shares of APM that were not already owned by the Company. Based on the closing price of the Company's common share at $13.06 per share on December 3, 2010, the acquisition date, the total consideration for the APM acquisition was $40,045,000, comprising of $16,979,000 in cash and 1,766,159 shares of the Company's common share. Prior to the APM acquisition, the Company held a 40.3% equity interest in APM at June 30, 2010. The Company made an additional equity investment of $1,831,000 in APM in October 2010 and increased its equity interest in APM to 43%. Upon closing of the APM acquisition, APM became a wholly-owned subsidiary of the Company. The purpose of the acquisition is to further strengthen the Company's package development capability and enhance the Company's delivery performance.

The Company used the acquisition method of accounting to account for the business combination. The consideration transferred for the acquisition of a subsidiary is the fair value of the assets transferred, the liabilities assumed and the equity interests issued by the Company. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred and the acquisition-date fair value of previous equity interest over the fair value of the identifiable net assets acquired is recorded as goodwill. If this is less than the fair value of the net assets of the subsidiary acquired in the case of a bargain purchase, the differences is recognized directly in the statement of income. There was no goodwill or gain from bargain purchase arising from the APM Acquisition.
The consideration transferred for the APM acquisition, the acquisition-date fair value of previous equity interest in APM and the purchase price allocation are as follows:

At acquisition date
Purchase consideration at December 3, 2010	(in thousands)
Cash	$16,979
Equity instruments (1,766,159 common shares)	23,066

Total consideration transferred	40,045

Fair value of equity investment in APM held before the business combination	30,505

Total consideration	$70,550

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$15,410
Accounts receivables and other receivable	6,549
Accounts receivables from the Company	11,377
Inventories	10,510
Prepayments	275
Property and equipment	51,892
Trade name	250
Customer relationships	1,150
Deferred tax assets	7,748
Accounts payable	(22,157)
Borrowings	(11,346)
Income tax payable	(1,108)

Total identifiable net assets	$70,550
The acquisition related costs of $360,000, including accounting, tax and audit fees, were recorded in selling, general and administrative expenses in the consolidated income statement for the fiscal year ended June 30, 2011.
The fair values of the acquired trade name of $250,000 and the customer relationship of $1,150,000 were determined based on the income approach and multi-period excess earnings method. Trade name and customer relationships are amortized over the estimated life of 3 years and 4 years on a straight line basis, respectively.
The fair value of the acquired property and equipment of $51,892,000 was based on the cost approach and excess earnings approach and considered:

•	estimation of the current replacement cost of the assets;

•	physical depreciation and certain obsolescence adjustments; and

•	estimation of the net present value of expected future cash flows to be generated by the acquired fixed assets.

The carrying value of the 43% equity interest in APM was $29,668,000 on the acquisition date. The Company recognized a gain of $837,000 as a result of the fair value being higher at the acquisition date. The gain was included in the Company's statement of income for the fiscal year ended June 30, 2011.
The Company's revenue for the fiscal year ended June 30, 2011 included $14,508,000 of revenue generated by APM in providing packaging and testing services to third parties subsequent to the acquisition. The Company's net income also included APM's operating results which were reflected in the Company's consolidated financial statements from the date of acquisition.
Unaudited Supplemental Pro Forma Information
The unaudited pro forma financial results combines the historical results of APM with those of the Company as if the acquisition had been completed as of the beginning of current year and as of the comparable prior year. The pro forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of current year and as of the comparable prior year.

	Year Ended June 30,
	2011	2010
	(in thousands)
Revenue	$372,000	$320,229
Net income	$39,398	$47,073
Pro forma net income per share:
- Basic per share	$1.61	$3.81
- Diluted per share	$1.52	$2.05
These amounts have been calculated after eliminating APM's inter-company revenue from the Company and associated cost of goods sold, applying the Company's accounting policies and adjusting the results of APM to reflect the additional cost of goods sold and amortization that would have been charged assuming the fair value adjustments to inventory, fixed assets and intangible assets had been applied from July 1, 2010 for year ended June 30, 2011 and from July 1, 2009 for year ended June 30, 2010.
The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of APM had taken place at the beginning of each of the periods presented, nor is it indicative of the future results of the combined company.

9. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002 each as of June 30, 2011. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2011.
As disclosed in Note 8 to the consolidated financial statements, on December 3, 2010, the Company issued 1,766,159 common shares valued at $13.06 per share as part of the consideration in the APM Acquisition.
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the Company's board of directors. In May 2011, the Company repurchased 50,000 shares of its common shares from the open stock market for a total cost of $693,000. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity.
On April 28, 2010, the Company's initial public offering (the “IPO”) became effective and closed on May 4, 2010, in which 5,085,985 common shares were sold, including 3,400,000 shares newly issued and 1,685,985 shares sold by the Company's selling shareholders, at the IPO price of $18.00 per share. Gross proceeds received by the Company from the 3,400,000 shares were $61,200,000, and net proceeds were $53,262,000 after deducting $4,284,000 for underwriting discounts and commissions and approximately $3,654,000 for other offering related costs. All of the Company's outstanding preferred shares were automatically converted into common shares and these preferred shares ceased to exist upon the closing of the IPO.
On March 17, 2010, the shareholders of the Company approved a 2-to-1 reverse share split of the Company's common and preferred shares which became effective on March 17, 2010. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse share split.
During the year ended June 30, 2009, the Company repurchased from its chief executive officer 31,914 shares of its own common shares at $9.40 per share for a total amount of $300,000.
Convertible Preferred Shares
At June 30, 2009, the Company had 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares outstanding. On May 4, 2010, concurrent with the closing of the Company's IPO, all of the Company's outstanding preferred shares were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2011 and 2010, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

10. Share-based Compensation
2000 Share Plan
The 2000 Share Plan (the “2000 Plan”), as amended, authorized the board of directors to grant incentive share options and nonstatutory share options to employees, directors and consultants of the Company and its subsidiaries for up to 5,425,000 common shares. Under the 2000 Plan, incentive share options and nonstatutory share options were to be granted at a price that was not less than 100% and 85% of the fair value of the common share at the date of grant for employees and consultants, respectively. Options generally vest over a five-year period, 20% on the first anniversary from the grant date and ratably each month over the remaining 48-month period, and are exercisable for a maximum period of ten years after date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant. In connection with the adoption of the 2009 Share Option/Share Issuance Plan (“2009 Plan”) on September 18, 2009, the 2000 Share Plan was terminated and no further awards were granted under the 2000 Share Plan.
2009 Share Option/Share Issuance Plan
The 2009 Share Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, nonstatutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the Plan shall automatically increase in January each calendar year during the term of the Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 729,243 shares for calendar year 2011.
Under the 2009 Plan, incentive share options and restricted stock units are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and restricted stock units generally vest over a five-year period, 20% on the first anniversary from the grant date and ratably each month over the remaining 48-month period, and are exercisable for a maximum period of ten years after date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant.
The 2009 Plan is divided into three incentive compensation programs: Discretionary Grant Program, Share Issuance Program and Automatic Grant Program. Under the Discretionary Grant Program, eligible individuals may be granted options to purchase common shares and share appreciation rights tied to the value of the Company's common shares. Under the Share Issuance Program, eligible individuals may be issued common shares pursuant to restricted share awards, restricted share units, performance shares or other share-based awards which vest upon the attainment of pre-established performance milestones or the completion of a designated service period. Under the Automatic Grant Program, eligible non-employee board members will automatically receive options to purchase common shares at designated intervals over their period of continued board service. Each non-employee board members was granted an option to purchase 7,500 common shares on April 28, 2010 equal to the IPO price. On the date of each annual shareholders meeting beginning in 2010, each individual who commences service as a non-employee board member by reason of his or her election to the board at such meeting and each individual who will continue to serve as a non-employee board member will automatically be granted an option to purchase 7,500 common shares.

A summary of the status of the 2000 Plan and 2009 Plan and changes during the years then ended is presented as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Grant	Intrinsic Value
	Options	Exercise Price	Date Fair Value	at Date of
	Outstanding	Per Share	Per Share	Each Exercise
As of June 30, 2008	4,223,749	$7.38
Options granted	447,500	9.18	$4.18
Options exercised	(34,625)	1.46		$301,477
Options cancelled or forfeited	(525,332)	10.26

As of June 30, 2009	4,111,292	7.26
Options granted	911,250	15.04	$7.37
Options exercised	(70,050)	2.45		$667,335
Options cancelled or forfeited	(219,359)	10.22

As of June 30, 2010	4,733,133	8.70
Options granted	422,500	12.82	$6.73
Options exercised	(585,941)	4.45		$4,759,630
Options cancelled or forfeited	(107,817)	12.50

As of June 30, 2011	4,461,875	$9.56
Information with respect to share options outstanding and share options exercisable at the end of the fiscal year ended June 30, 2011 is presented as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 - $0.80	539,806	2.58	$0.72	539,806	$0.72
$ 2.00 - $6.00	695,734	4.09	3.96	695,734	3.96
$ 6.40 - $8.60	659,208	6.33	7.92	494,002	7.89
$ 9.40 - $11.00	615,885	6.88	10.45	412,874	10.56
$ 11.40 - $12.68	447,626	8.56	12.23	127,507	11.51
$ 12.91 - $12.91	28,500	9.79	12.91	—	—
$ 13.00 - $13.00	753,151	5.91	13.00	539,592	13.00
$ 13.83 - $15.00	211,965	7.81	14.35	49,230	14.55
$ 17.90 - $17.90	37,500	8.84	17.90	8,748	17.90
$ 18.00 - $18.00	472,500	8.83	18.00	137,322	18.00
$ 0.40 - $18.00	4,461,875	6.13	$9.56	3,004,815	$7.73

Options vested and expected to vest	$4,263,953	6.01	$9.36

Aggregate intrinsic value of options outstanding	$19,119,623
Aggregate intrinsic value of options vested and expected to vest	$18,927,533
Aggregate intrinsic value of options exercisable	$17,338,613
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
Share option exercises were settled with newly issued common shares. The weighted average fair values of the options granted on the date of grant were determined using the Black-Scholes option pricing model. The significant inputs into the model were as follows:

Year Ended June 30,
	2011	2010	2009
Fair value of common shares at grant date	$10.22 - $13.83	$8.40 - $18.00	$7.60 - $13.00
Exercise price	$10.22 - $13.83	$8.40 - $18.00	$7.60 - $13.00
Volatility rate	48.31% - 49.09%	49% - 50%	44% - 50%
Risk-free interest rate	1.48% - 2.40%	1.8% - 2.6%	1.7% - 3.3%
Expected option life	5.5 years	5.5 years	5.5 years
Dividend yield	0%	0%	0%
Restricted Stock Unit Activity
A summary of the restricted stock unit activities under the 2009 Plan and changes during the fiscal year ended June 30, 2011 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	—	—	—
Awards granted	227,500	$12.38	2.46
Awards forfeited	(14,200)	—	—
			—
Outstanding at June 30, 2011	213,300	$12.38	2.46	$2,826,225
The estimated fair value of restricted stock units is based on the market price of the Company's stock on the grant date.
Employee Stock Purchase Plan (the “ESPP”)
The Employee Share Purchase Plan (“Purchase Plan” or “ESPP”) was established in May 2010 upon the completion of the Company's IPO. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, except the first offering period, which commenced on April 28, 2010, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period.
The Company has initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 182,311 shares for calendar year 2011.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes pricing model. The significant inputs into the model were as follows:

	Year Ended June 30,
	2011	2010
Volatility rate	50%	50%
Risk-free interest rate	0.2% - 1.0%	0.2% - 1.0%
Expected term	1.3 years	1.3 years
Dividend yield	0%	0%

The total share-based compensation expense, including share options, the ESPP and restricted stock units described above, recognized in the consolidated statements of income (loss) as follows:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Cost of goods sold	$629	$317	$381
Research and development	1,716	905	1,272
Selling, general and administrative	3,829	2,337	1,931

	$6,174	$3,559	$3,584
Total unrecognized compensation expense from share options as of June 30, 2011 was $5,444,000 including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.63 years.

In May 2009, the Company cancelled 160,000 shares of options previously granted to two executives at $13.00 per share in February 2008 and August 2008 and granted the same number of shares of options at the then-fair value of the common shares of $7.60 per share. The unamortized share-based compensation expense continues to be charged to the statements of income (loss) and an additional $180,000 share-based compensation expense was calculated at the grant date. Based on the new vesting schedules, share-based compensation expense of $35,000, $69,000 and $53,000 was recorded for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

11. Net Income or Loss Per Share
Basic and diluted net income per share attributable to common shareholders is presented in conformity with the two-class method required for participating securities. In May 2010, all of the Company's outstanding convertible preferred shares were converted into common shares in connection with the IPO. Prior to the conversion, holders of Series A, Series B and Series C convertible preferred share were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company's capital stock. No such dividends were paid.
For periods prior to the conversion of the convertible preferred shares, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common shareholders is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is computed by subtracting from net income the portion of earnings generated for the period through the IPO that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had this portion of net income been distributed.
Diluted net income per share is computed by dividing the net income attributable to common shareholders for the period by the weighted average number of common shares outstanding and potential common shares assuming the effect of potential common shares is dilutive. Potential common shares are calculated under the treasury stock method and include incremental shares of common share issuable upon the exercise of share options and vest of restricted stock units. Under the treasury stock method, potential common shares outstanding is not included in the computation of diluted net income per share when their effect is anti-dilutive.
We had a net loss applicable to common shareholders for the year ended June 30, 2009. Accordingly, our diluted EPS calculation for fiscal year 2009 was equivalent to our basic EPS calculation because it excluded any assumed exercise or conversion of potential diluted securities because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in those respective years.

The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Year Ended June 30,
	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Basic:
Net income (loss)	$37,827	$37,824	$(901)
8% non-cumulative dividends on convertible preferred stock	—	(3,453)	—
Net income attributable to common stockholders - Basic	37,827	34,371	(901)

Diluted:
Adjustment to net income (loss) for dilutive securities	—	3,453	—
Net income (loss) attributable to common stockholders - Diluted	$37,827	$37,824	$(901)

Denominator:
Basic:
Weighted average shares of common stock used in computing basic net income per share	23,495	10,594	7,914
Diluted:
Add weighted average effect of dilutive securities:
Convertible preferred shares	—	8,926	—
Share options, RSUs and ESPP	1,494	1,672	—
Weighted average shares of common stock used in computing diluted net income per share	24,989	21,192	7,914
Net income per share attributable to common shareholders:
Basic	$1.61	$3.24	$(0.11)
Diluted	$1.51	$1.78	$(0.11)
The following potential dilutive securities are not included in the above calculation because their effect was anti-dilutive for the periods indicated:

	Year Ended June 30,
	2011	2010	2009
	(in thousands)
Convertible preferred shares	—	—	10,712
Share options to purchase common shares	1,623	2,120	4,111
ESPP to purchase common shares	464	—	—
Total potential diluted securities	2,087	2,120	14,823

12. Income Taxes
The provision for (benefit from) income taxes is comprised of:

	Year Ended June 30,
	2011	2010	2009
		(in thousands)
U.S. federal taxes:
Current	$106	$247	$(369)
Deferred	(94)	(152)	(400)
Non-U.S. taxes:
Current	2,487	2,375	958
Deferred	172	(1,028)	(489)
State taxes, net of federal benefit:
Current	4	85	66
Deferred	(66)	(30)	42

Total provision (benefit)	$2,609	$1,497	$(192)
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2011	2010	2009
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.2)	0.1	(7.9)
Foreign taxes, net	(25.4)	(29.9)	(97.1)
Research and development credit	(1.9)	(0.6)	50.1
Change in valuation allowance	—	—	49.7
Non-deductible expenses	—	0.2	(11.2)
	6.5%	3.8%	17.6%
The domestic and foreign components of income (loss) before taxes are:

	Year Ended June 30,
	2011	2010	2009
U.S. operations	$2,329	$(519)	$(769)
Non-U.S. operations	38,107	39,840	(324)
Total operating income (loss)	$40,436	$39,321	$(1,093)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2011	2010
	(in thousands)
Accrued compensation	1,464	730
Net operating loss carryforwards	107	808
Depreciation	7,632	537
Tax credits	2,638	1,830
Accruals and reserves	400	131

Total deferred tax assets	12,241	4,036
Valuation allowance	(1,445)	(1,233)
	$10,796	$2,803
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2011	2010
	(in thousands)
Current deferred tax assets	$1,773	$753
Long term deferred tax assets	9,048	2,075
Long term deferred tax liabilities	(25)	(25)

Total deferred tax assets	$10,796	$2,803
At June 30, 2011 and 2010, we provided a valuation allowance for our state research and development credit carryforward deferred tax assets, as we generated more state tax credits each year than what we can utilize. We intend to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2011, we had federal tax credit carryforwards of approximately $1,193,000. The federal tax credits begin to expire in 2024, if not utilized. At June 30, 2011, we had state net operating loss carryforwards of approximately $1,896,000 and tax credit carryforwards of approximately $2,163,000.  The state net operating losses expire in 2022, if not utilized.  The state tax credits carryforward indefinitely.
We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2011, the cumulative amount of undistributed earnings considered permanently reinvested is $22,000,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.
At June 30, 2011, we had approximately $6,437,000 in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2008 to June 30, 2011 is as follows:

	Years ended June 30,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	8,296	6,840	6,493
Additions based on tax positions related to the current year	496	1,458	1,038
Additions (reductions) based on tax positions related to prior years	(2,308)	77	(627)
Reductions due to lapse of applicable statute of limitations	(47)	(79)	(64)

Balance at end of year	6,437	8,296	6,840

At June 30, 2011, the total unrecognized tax benefits of $6,437,000, including $3,725,000 of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $2,712,000 was recorded within long-term income tax payable on our consolidated balance sheet as of June 30, 2011.
The total unrecognized tax benefits of $6,437,000 at June 30, 2011 included $5,001,000 that, if recognized, would reduce the effective income tax rate in future periods. We do not anticipate any material changes to our uncertain tax positions during the next twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2011 was $370,000, of which $60,000 was recognized in the year ended June 30, 2011. The amount of interest and penalties accrued at June 30, 2010 was $310,000, of which $57,000 was recognized in the year ended June 30, 2010.
We file federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2011 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2011 remain open to examination by material foreign tax authorities.
We are subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. If our estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

13. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the United States of America. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2011.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The contribution rates are 7.7%, 10.0% to 22.0% and 6.0% for the United States of America, China and Taiwan, respectively. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

14. Commitments and Contingencies
Operating leases obligation
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2022. Rent expense related to the Company's operating leases was $2,364,000, $1,704,000 and $1,600,000 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Future minimum lease payments of these leases at June 30, 2011 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2012	$2,750
2013	2,605
2014	2,877
2015	2,468
2016	1,914
Thereafter	7,535
$20,149

Purchase commitments
As of June 30, 2011 and 2010, the Company had approximately $22,014,000 and $33,357,000 outstanding purchase commitments for purchases of semiconductor raw materials, wafers and packaging and testing services, respectively.
As of June 30, 2011 and and 2010, the Company had approximately $5,170,000 and $7,032,000 capital commitments for the purchase of property and equipment, respectively.
Contingencies and Indemnities
The Company is currently not a party to any material legal proceedings. The Company has in the past, and may from time to time in the future, becomes involved in legal proceedings arising from the normal course of business activities. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. Irrespective of the validity of such claims, the Company could incur significant costs in the defense thereof or could suffer adverse effects on its operations.
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. the Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

15. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2011 and 2010, the balance of the Company's China subsidiaries' restricted statutory reserves amounted to approximately $81,516,000 and $21,828,000, or 31.3% and 11.5%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to provide any such dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,650	$57,465
Accounts receivable-intercompany	20,555	21,912
Other current assets	33	282
Total current assets	50,238	79,659
Investment in APM	—	26,069
Other long-term assets	5,000	—
Intercompany loan receivable	4,500	—
Investment in subsidiaries	201,320	84,502
Total assets	$261,058	$190,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$808	$784
Total liabilities	808	784

Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2011 and 2010	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 24,612 shares and 24,562 shares at June 30, 2011 and 22,101 shares and 22,101 shares at June 30, 2010	49	44
Treasury shares at cost; 50 shares at June 30, 2011 and none at June 30, 2010	(693)	—
Additional paid-in capital	153,004	119,652
Accumulated other comprehensive income	934	621
Retained earnings	106,956	69,129
Total shareholders’ equity	260,250	189,446
Total liabilities and shareholders’ equity	$261,058	$190,230

The accompanying notes are an integral part of these financial statements.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	Fiscal Year Ended June 30,
	2011	2010	2009
Operating expenses:
Selling, general and administrative	$5,110	$2,234	$578
Total operating expenses	5,110	2,234	578
Operating loss	(5,110)	(2,234)	(578)

Interest income	75	4	80
Income (loss) on equity investment in APM	1,768	6,546	(4)
Gain on equity interest in APM	837	—	—
Income (loss) on equity investment in subsidiaries	40,257	33,508	(399)
Net income (loss)	$37,827	$37,824	$(901)
The accompanying notes are an integral part of these financial statements.

ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$37,827	$37,824	$(901)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Share-based compensation expense	210	215	—
Equity in net (income) loss of subsidiaries	(40,257)	(33,508)	399
Equity share of net (income) loss of APM	(1,768)	(6,546)	4
Gain on acquisition of equity investment	(837)	—	—
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	1,641	(451)	(4,616)
Other current assets	249	(281)	—
Accounts payable and accrued liabilities	499	205	46
Net cash used in operating activities	(2,436)	(2,542)	(5,068)

Cash flows from investing activities
Acquisition of APM	(16,979)	—	—
Prepayment for acquisition of wafer fabrication assets	(5,000)	—	—
Intercompany loan receivable	(4,500)	—	—
Additional investment in APM before the APM acquisition	(1,831)	—	(40)
Net cash used in investing activities	(28,310)	—	(40)

Cash flows from financing activities
Net proceeds from (payments of issuance costs for) the IPO	(610)	53,872	—
Proceeds from exercise of share options	2,622	172	51
Proceeds from employee stock purchase plan	1,612	—	—
Payment for repurchase of common shares	(693)	—	(300)
Net cash provided by (used in) financing activities	2,931	54,044	(249)

Net increase (decrease) in cash and cash equivalents	(27,815)	51,502	(5,357)
Cash and cash equivalents at beginning of period	57,465	5,963	11,320
Cash and cash equivalents at end of period	$29,650	$57,465	$5,963

ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
NOTES TO THE CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Alpha and Omega Semiconductor Limited is the parent company of all Alpha and Omega Semiconductor subsidiaries. It was incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of its registered office is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
The accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of and its subsidiaries exceed 25% of the consolidated net assets of Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”).
The parent company records its investment in subsidiaries under the equity method of accounting. Such investment is presented on the balance sheet as "Investment in subsidiaries" and the subsidiaries' net income (loss) are recognized based on the effective shareholding percentage as "Equity in income (loss) of subsidiaries" on the statement of income (loss). Intercompany balances and transactions have not been eliminated.
Certain information and footnote discloses normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements of the Company.
2. Restricted net assets of subsidiaries
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2011 and 2010, the balance of the Company's China subsidiaries' restricted statutory reserves amounted to approximately $81,516,000 and $21,828,000, or 31.3% and 11.5%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not cash or revenue generated operating units, the Company does not expect to obtain any such dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.
3. Commitments and contingencies
For a discussion of the Company’s commitments and contingencies, see Note 14 of the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
	(in thousands)
June 30, 2008	$87	$8,769	$1,209
Additions	—	57,007	330
Reductions	(57)	(54,774)	(544)

June 30, 2009	30	11,002	995
Additions	—	88,725	238
Reductions	—	(91,276)	—

June 30, 2010	30	8,451	1,233
Additions	—	83,110	462
Reductions	—	(72,326)	(250)

June 30, 2011	$30	$19,235	$1,445

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MIKE F. CHANG
Mike F. Chang
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mike F. Chang and Ephraim Kwok, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	September 9, 2011
Mike F. Chang	(Principal Executive Officer)

/s/ EPHRAIM KWOK	Chief Financial Officer	September 9, 2011
Ephraim Kwok	(Principal Financial Officer)

/s/ YIFAN LIANG	Chief Accounting Officer	September 9, 2011
Yifan Liang	(Principal Accounting Officer)

/s/ YUEH -SE HO	Director and Chief Operating Officer	September 9, 2011
Yueh-Se Ho, Ph.D.

/s/ CHUNG TE CHANG	Director	September 9, 2011
Chung Te Chang

/s/ MARK A. STEVENS	Director	September 9, 2011
Mark A. Stevens

/s/ HOWARD M. BAILEY	Director	September 9, 2011
Howard M. Bailey

/s/ THOMAS W. STEIPP	Director	September 9, 2011
Thomas W. Steipp

/s/ RICHARD W. SEVCIK	Director	September 9, 2011
Richard W. Sevcik

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Form of Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.1
Amended and Restated Investors Rights Agreement dated as of December 29, 2006 between the Registrant and certain investors named therein (incorporated by reference to Exhibit 4.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

4.2	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
10.5
Form of Restricted Share Unit Issuance Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.5 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.6	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.15 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.7
Technology License Agreement dated as of July 20, 2005 between the Registrant and Agape Package Manufacturing Limited (incorporated by reference to Exhibit 10.5 Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.8
Amendment No. 1 to Technology License Agreement dated as of July 16, 2010 between the Registrant and Agape Package Manufacturing Limited (incorporated by reference to Exhibit 4.8 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.9††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.10††
First Addendum to Foundry Service Agreement dated as of August 1, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.11††
Second Addendum to Foundry Service Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.12††
Foundry Service Agreement dated as of November 2, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.13
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.14†††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.15*†	First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation
10.16
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.17††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.18*†	First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd.
10.19††
Settlement and Cross License Agreement dated as of October 17, 2008 among the Registrant, Alpha and Omega Semiconductor Incorporated, Fairchild Semiconductor Corporation, and Fairchild Semiconductor International, Inc. (incorporated by reference to Exhibit 10.12 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.20
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.21
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.22*	Option Agreement dated as of October 1, 2010 between the Registrant and Integrated Device Technology, Inc.
10.23*	Share Purchase Agreement dated as of November 30, 2010 between the Registrant, the common shareholders of APM, Min Juang as representative and Agape Package Manufacturing Ltd.
10.24*	Share Purchase Agreement dated as of November 30, 2010 between the Registrant, the preferred shareholders of APM, Ben Yang as representative and Agape Package Manufacturing Ltd.
10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.26
Form of Employment Agreement between the Registrant and Mike F. Chang (incorporated by reference to Exhibit 10.13 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.27	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.28	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.29*	Summary of 2010 Executive Incentive Plan
10.30*	Summary of 2011 Executive Incentive Plan
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed with this Annual Report on Form 10-K.
† Confidential treatment has been requested with respect to certain portions of this document and the omitted portions have been filed separately with the Securities and Exchange Commission.
†† Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††† An extension for a previous order granting confidential treatment has been requested for certain portion of this document and the omitted portions have been filed separately with the Securities and Exchange Commission.