Form 10-Q
period 2011-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2011-11-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2011: 24,444,340.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,400	$86,708
Restricted cash	38	54
Accounts receivable, net	25,434	42,503
Inventories	53,309	65,251
Deferred tax assets	1,831	1,773
Other current assets	3,668	5,056
Total current assets	172,680	201,345
Property and equipment, net	131,730	127,839
Intangible assets, net	1,456	1,599
Deferred tax assets	8,960	9,048
Other long-term assets	6,620	7,607
Total assets	$321,446	$347,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$4,000	$—
Accounts payable	37,773	64,678
Accrued liabilities	11,425	15,123
Income taxes payable	1,218	2,377
Deferred margin	382	495
Capital leases - current portion	161	306
Total current liabilities	54,959	82,979
Income taxes payable - long term	3,139	3,081
Deferred income tax liabilities	24	25
Capital leases - long term portion	130	130
Deferred rent	1,041	973
Total liabilities	59,293	87,188

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at September 30, 2011 and June 30, 2011	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 24,650 shares and 24,409 shares at September 30, 2011 and 24,612 shares and 24,562 shares at June 30, 2011	49	49
Treasury shares at cost; 241 shares at September 30, 2011 and 50 shares at June 30, 2011	(2,267)	(693)
Additional paid-in capital	154,353	153,004
Accumulated other comprehensive income	923	934
Retained earnings	109,095	106,956
Total shareholders’ equity	262,153	260,250
Total liabilities and shareholders’ equity	$321,446	$347,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended
	September 30,
	2011	2010
Revenue	$83,448	$89,417
Cost of goods sold	62,871	65,272
Gross profit	20,577	24,145

Operating expenses:
Research and development	8,394	6,259
Selling, general and administrative	9,283	9,198
Total operating expenses	17,677	15,457
Operating income	2,900	8,688

Interest income	39	28
Interest expense	(27)	(46)
Income on equity investment in APM	—	886
Income before income taxes	2,912	9,556

Income tax expense	773	756
Net income	$2,139	$8,800

Net income per share
Basic per share	$0.09	$0.40
Diluted per share	$0.08	$0.37

Weighted-average number of shares used in computing net income per share
Basic shares	24,472	22,115
Diluted shares	25,495	23,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$2,139	$8,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,707	2,821
Amortization	143	50
Allowance for doubtful accounts	60	—
Share-based compensation expense	1,222	1,548
Income on equity investment in APM	—	(886)
Loss on disposal of property and equipment	—	5
Changes in working capital:
Accounts receivable	17,010	(1,658)
Inventories	11,942	(1,866)
Other current and long term assets	575	(84)
Deferred tax assets and liabilities	28	(75)
Accounts payable	(22,166)	10,044
Account payable to APM	—	(1,010)
Income taxes payable	(1,101)	655
Accrued and other liabilities	(3,618)	(87)
Net cash provided by operating activities	$11,941	$18,257

Cash flows from investing activities
Purchase of property and equipment	(12,568)	(11,649)
Restricted cash released	16	629
Investment in a privately held company	(100)	—
Net cash used in investing activities	$(12,652)	$(11,020)

Cash flows from financing activities
Proceeds from exercise of share options	126	57
Payment for IPO related expenses	—	(610)
Payment for repurchase of common shares	(1,574)	—
Proceeds from bank borrowings	4,002	4,400
Repayments of bank borrowings	—	(3,680)
Principal payments on capital leases	(145)	(136)
Net cash provided by financing activities	$2,409	$31

Net increase in cash and cash equivalents	1,698	7,268
Cash and cash equivalents at beginning of period	86,708	119,001
Exchange gains (losses) on cash and cash equivalents	(6)	27
Cash and cash equivalents at end of period	$88,400	$126,296

Supplemental disclosures of non cash investing and financing information:
Increase (decrease) of property and equipment purchased within accounts payable and accrued liabilities	$(4,880)	$(3,581)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company
Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, portable media players, motor control and power supplies. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, Macau, China, Taiwan, Korea and Japan.
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the year ending June 30, 2012. The condensed consolidated financial data at June 30, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty reserve, income taxes, share-based compensation, variable interest entities and useful lives for property and equipment and for intangible assets.
Recently Issued Accounting Guidance
In September 2011, the FASB issued an amendment to Topic 350, Intangibles-Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company currently does not have goodwill and does not expect the adoption of the updated guidance have an impact on its consolidated financial statements.

2. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding trade receivables through the application of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company's management considers the Company's financial assets to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of trade receivables in the past. The Company's management closely monitors the aging of receivables from its distributors and direct customers, and regularly reviews their financial positions, when available.
Summarized below are individual customers whose revenue or trade receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2011	2010
Customer A	17.3%	30.7%
Customer B	44.9%	37.6%
Customer C	14.4%	11.1%

	September 30,	June 30,
Percentage of trade receivables	2011	2011
Customer A	14.1%	28.5%
Customer B	7.6%	32.7%
Customer C	36.7%	14.0%

3. Segment and Geographic Information
The Company is organized as, and operates in, one operating segment: design, development and marketing of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company's Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company's distributors sell their products to end customers which may have global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets. The revenue by geographical location in the following tables is based on the country or region to which the products were shipped:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Hong Kong	$64,852	$85,860
China	14,622	—
Korea	2,458	2,121
United States	401	695
Other countries	1,115	741
	$83,448	$89,417

The following is a summary of revenue by product type:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Power discrete	$63,714	$72,159
Power IC	13,313	17,258
Packaging and testing services	6,421	—
	$83,448	$89,417

The location and net book value of the Company's property and equipment are as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
China	$120,376	$116,955
United States	10,933	10,426
Other countries	421	458
	$131,730	$127,839

4. Balance Sheet Components
Accounts receivable:

	September 30, 2011	June 30, 2011
	(in thousands)
Accounts receivable	$45,080	$61,768
Less: Allowance for price adjustments	(19,556)	(19,235)
Less: Allowance for doubtful accounts	(90)	(30)
Accounts receivable, net	$25,434	$42,503
Inventories:

	September 30, 2011	June 30, 2011
	(in thousands)
Raw materials	$32,327	$30,713
Work in-process	10,204	20,513
Finished goods	10,778	14,025
	$53,309	$65,251

Property and equipment:

	September 30, 2011	June 30, 2011
	(in thousands)
Manufacturing machinery and equipment	$112,149	$107,555
Equipment and tooling	9,603	9,232
Computer equipment and software	11,969	11,906
Office furniture and equipment	1,597	1,597
Leasehold improvements	19,156	15,949
	154,474	146,239
Less accumulated depreciation and amortization	(44,230)	(38,617)
	110,244	107,622
Equipment and construction in progress	21,486	20,217
	$131,730	$127,839
Other long term assets:

	September 30, 2011	June 30, 2011
	(in thousands)
Prepayment for acquisition of wafer fabrication assets	$5,000	$5,000
Prepayments for property and equipment	1,004	2,086
Investment in a privately held company	100	—
Deposits on office leases	516	521
	$6,620	$7,607
Accrued liabilities:

	September 30, 2011	June 30, 2011
	(in thousands)
Accrued salaries and wages	$2,741	$2,322
Accrued vacation	1,110	1,383
Accrued bonuses	967	3,760
Warranty accrual	695	664
Stock rotation accrual	1,293	1,880
Accrued professional fees	951	1,101
ESPP payable	575	206
Customer deposits	270	204
Other accrued expenses	2,823	3,603
	$11,425	$15,123

A summary of the warranty accrual, which was included in accrued liabilities, is as follows:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Beginning balance	$664	$1,275
Charged to costs	260	72
Utilization	(229)	(64)
Ending balance	$695	$1,283
A summary of the stock rotation accrual, which was included in accrued liabilities, is as follows:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Beginning balance	$1,880	$513
Charged to statement of income	1,330	1,274
Utilization	(1,917)	(45)
Ending balance	$1,293	$1,742

5. Bank Borrowings
As of September 30, 2011, one of the Company's subsidiaries in China had a revolving line of credit that allows the Company to draw down, from time to time, up to 80% of the balance of the subsidiary's accounts receivable with a maximum amount of 40 million Chinese Renminbi (equivalent of $6,253,000 as of September 30, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. As of September 30, 2011, the outstanding loan balance was $4,000,000. The effective interest rate for the borrowing was 3.6% for the three months ended September 30, 2011. There was no outstanding borrowing balance at June 30, 2011.

6. Shareholders' Equity and Share-based Compensation
Shares Repurchase
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the three months ended September 30, 2011, the Company repurchased 191,170 shares from the open market for a total cost of $1,574,000, at an average price of $8.23 per share. As of September 30, 2011, the Company repurchased an aggregate of 241,170 shares for a total cost of $2,267,000, at an average price of $9.40 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity.
Share Options
A summary of the status of share options granted under the Company's 2000 Share Plan and 2009 Share Options/Share Issuance Plan and changes during the three months ended September 30, 2011 and 2010 is presented as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Grant	Intrinsic Value
	Options	Exercise Price	Date Fair Value	at Date of
	Outstanding	Per Share	Per Share	Each Exercise
As of June 30, 2010	4,733,133	$8.7
Options granted	6,000	10.22	$5.54
Options exercised	(26,062)	2.18		$255,097
Options cancelled or forfeited	(5,965)	10.86
As of September 30, 2010	4,707,106	8.74

As of June 30, 2011	4,461,875	9.56
Options granted	—
Options exercised	(36,427)	3.46		$241,827
Options cancelled or forfeited	(42,477)	11.49
As of September 30, 2011	4,382,971	9.59

Information with respect to share options outstanding and share options exercisable at the end of the three months ended September 30, 2011 is presented as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
Total options outstanding	4,382,971	5.82	$9.59	3,071,602	$7.95

Options vested and expected to vest	4,258,912	5.74	$9.47

Aggregate intrinsic value of options outstanding	$7,137,139
Aggregate intrinsic value of options vested and expected to vest	$7,134,796
Aggregate intrinsic value of options exercisable	$7,092,352
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
Share option exercises were settled with newly issued common shares. The weighted average fair values of the options granted on the date of grant were determined using the Black-Scholes option pricing model. There were no options granted during the three months ended September 30, 2011. The significant inputs into the model for the three months ended September 30, 2010 were as follows:

Three Months Ended
September 30,
2010
Volatility rate	49%
Risk-free interest rate	1.3% - 1.9%
Expected option life	5.5 years
Dividend yield	0%
Restricted Stock Units (the "RSU")
A summary of the RSU activity under the 2009 Share Options/Share Issuance Plan and changes during the three months ended September 30, 2011 and 2010 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	—
Awards granted	14,200	$10.92
Awards released	—
Awards forfeited	—
Outstanding at September 30, 2010	14,200

Outstanding at July 1, 2011	213,300
Awards granted	48,700	$10.46
Awards released	(1,640)
Awards forfeited	(11,000)
Outstanding at September 30, 2011	249,360		2.35	$2,047,246

Ending RSU vested and expected to vest	210,914		2.21	$1,731,607
The estimated fair value of RSU is based on the market price of the Company's stock on the grant date.
Employee Stock Purchase Plan (the “ESPP”)
The Employee Shock Purchase Plan was established in May 2010 upon the completion of the Company's initial public offering. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes pricing model. The significant inputs into the model were as follows:

	Three Months Ended
	September 30,
	2011	2010
Volatility rate	50%	50%
Risk-free interest rate	0.2% - 1.0%	0.2% - 1.0%
Expected term	1.3 years	1.3 years
Dividend yield	0%	0%
  The total share-based compensation expenses, including the share options, the ESPP and the RSU described above, recognized in the condensed consolidated statement of income are as follows:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Cost of goods sold	$81	$137
Research and development expenses	259	387
Selling, general and administrative expenses	882	1,024

	$1,222	$1,548
Total unrecognized compensation expense from the share options , the RSU and the ESPP as of September 30, 2011 was $6,196,000 including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.94 years.

7. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three months ended September 30,
	2011	2010
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$2,139	$8,800

Denominator:
Basic:
Weighted average shares of common share used in computing basic net income per share	24,472	22,115
Diluted:
Add weighted average effect of dilutive securities:
Share options, RSU and ESPP	1,023	1,547
Weighted average shares of common share used in computing diluted net income per share	25,495	23,662
Net income per share:
Basic	$0.09	$0.40
Diluted	$0.08	$0.37
The following potential dilutive securities are not included in the above calculation because their effect was anti-dilutive for the periods indicated:

	Three months ended September 30,
	2011	2010
	(in thousands)
Share options to purchase common shares	940	1,786
ESPP to purchase common shares	401	259
Total potential dilutive securities	1,341	2,045

8. Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Net income	$2,139	$8,800
Other comprehensive income (loss):
Currency translation differences	(11)	116
Total comprehensive income	$2,128	$8,916

9. Income Taxes

The Company recognized income tax expense of approximately $773,000 and $756,000 for the three months ended September 30, 2011 and 2010, respectively. The estimated effective tax rate was 26.5% and $7.9% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate for the three months ended September 30, 2011 was substantively higher than the effective tax rate for the three months ended September 30, 2010 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods. The effective tax rates for the three months ended September 30, 2011 and 2010 were lower than the U.S. statutory tax rate of 34% primarily as a result of the Company's net income in jurisdictions in which the tax rates are lower than the U.S. statutory tax rate.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2011 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2011 remain open to examination by material foreign tax authorities.

The Company is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2011, the gross amount of unrecognized tax benefits was approximately $6,600,000. If the estimates of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

10. Commitments and Contingencies
As of September 30 and June 30, 2011, the Company had approximately $22,455,000 and $22,014,000 outstanding purchase commitments for purchases of semiconductor raw materials, wafers and packaging and testing services, respectively.
As of September 30, and June 30, 2011, the Company had approximately $2,733,000 and $5,170,000 capital commitments for the purchase of property and equipment, respectively.

The Company is currently not a party to any material legal proceedings. The Company had in the past, and may from time to time in the future, becomes involved in legal proceedings arising from the normal course of business activities. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. Irrespective of the validity of such claims, the Company could incur significant costs in the defense thereof or could suffer adverse effects on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “AOS,” the “Company,” “we,” “us” and “our” refer to Alpha and Omega Semiconductor Limited and its subsidiaries.

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s
Annual Report on Form 10-K for the fiscal year ended June 30, 2011, previously filed with Securities and Exchange
Commission.
Overview
We are a designer, developer and global supplier of a broad range of power semiconductors. We have a broad portfolio of power semiconductors that we actively market and we seek to continuously add to our product portfolio each year. Our portfolio of power semiconductors is extensive, with over 900 products, and has grown rapidly with the introduction of over 120 new products each year during the past three fiscal years. In addition, our patent portfolio has grown to include 190 patents and 202 patents applications in the United States at the end of September 30, 2011. We seek to differentiate ourselves by integrating our expertise in device physics, process technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, portable media players, motor control and power supplies.
Our transnational business model leverages global resources, including leading research and development expertise in the United States, cost-effective semiconductor manufacturing in Asia and localized sales and technical support in several fast-growing electronics hubs globally. Our core research and development team, based in Silicon Valley, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. While we currently utilize third-party foundries for our wafer fabrication, we are in the process of transition from a fabless to a “fab-lite” business model. Under this model, we intend to allocate our wafer manufacturing requirements to both in-house and outsourced capacities, which we believe would allow us to accelerate technology development, bring products to market faster, reduce manufacturing costs and improve our long-term financial performance. As part of this transition, we recently announced our intention to acquire certain assets associated with a 200mm wafer fabrication facility located in Hillsboro, Oregon from Integrated Device Technology, Inc, or IDT. We also deploy and implement our proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of our products. We primarily rely upon our two in-house facilities in China for packaging and testing our products. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost, flexibility and cycle time.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global economic conditions: Because our products primarily serve consumer applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In June 2011, we began to experience a general slow down of global economic conditions, particularly in our core computing and consumer markets, that have adversely affected our results of operations for the three months ended September 30, 2011. We cannot be certain as to how long this trend will continue and how much negative impact it will have on our results of operations.
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
As part of our transition to a "fab-lite" business model, on August 27, 2011, we announced our intention to acquire certain assets associated with a wafer fabrication facility from IDT. The transaction is expected to complete prior to January 31, 2012. We expect the IDT wafer fabrication facility acquisition to accelerate our technology and product development and reduce our manufacturing costs, thereby improving our long-term financial performance. However, we currently anticipate an initial ramp-up period of two to three quarters following the proposed acquisition, and during this period, we expect our gross margin will be adversely affected by as much as 5% initially as a result of this acquisition but gradually improve as we ramp up the production at the facility during the subsequent quarters. On a long term basis, we expect the “fab-lite” model will have a positive impact on our gross margin by allowing us to develop high-value products more quickly and in a more cost-effective manner.
Other factors that may affect comparability
APM acquisition: We held a 40.3% equity interest in APM at September 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 resulting in a 43% equity interest in APM. The investment was accounted for under the equity method of accounting through the date of acquisition. On December 3, 2010, we acquired APM and APM's operating results were reflected in our consolidated financial statements subsequent to that date.
Change in accounting estimate: During the second quarter of our fiscal year 2011, upon the completion of the APM acquisition, we performed a review and assessment of the useful lives of certain of our property and equipment. Based on the results of our review, we revised the estimated useful life of our manufacturing and facility equipment for depreciation purposes from 5 years to 8 years beginning December 1, 2010 on a prospective basis.
Principal line items of statements of income
The following describes the principal line items set forth in our condensed consolidated statements of income:
Revenue
We generate revenue primarily from the sale of our power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a small but growing amount was derived from power IC products. Because our products typically have three to five years life cycles, the rate of new product introductions is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through APM, our subsidiary and in-house packaging facility.
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
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, manufacturing personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and costs associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase in absolute dollar amount.
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
Income on equity investment in APM
We had a 40.3% equity interest in APM at September 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 and held a 43% equity interest in APM prior to the APM acquisition on December 3, 2010. Our investment in APM was accounted for under the equity method of accounting for the period prior to December 3, 2010. Accordingly, we recorded income on equity investment in APM in our statements of income prior to the APM acquisition. Since the acquisition, the results of APM's operations are consolidated.
Income tax expense
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
We record deferred tax assets to the extent that it is more likely than not that we will be able to utilize them, based on historical profitability and our estimate of future taxable income in a particular jurisdiction. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the deferred tax assets may increase or decrease, resulting in corresponding changes in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide profits or losses, the tax laws and regulations in each geographical region where we have operations, the availability of tax credits and carry-forwards and the effectiveness of our tax planning strategies.

Operating results
Comparison of three months ended September 30, 2011 to September 30, 2010
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three months ended September 30, 2011 and 2010. Our historical results of operation are not necessarily indicative of the results for any future period.

	Three Months Ended
	September 30,
	2011	2010	2011	2010
	(in thousands)		(% of revenue)
Revenue	$83,448	$89,417	100.0%	100.0%
Cost of goods sold	62,871	65,272	75.3%	73.0%
Gross profit	20,577	24,145	24.7%	27.0%

Operating expenses:
Research and development	8,394	6,259	10.1%	7.0%
Selling, general and administrative	9,283	9,198	11.1%	10.3%
Total operating expenses	17,677	15,457	21.2%	17.3%
Operating income	2,900	8,688	3.5%	9.7%
Interest income	39	28	—%	—%
Interest expense	(27)	(46)	—%	(0.1)%
Income on equity investment in APM	—	886	—%	1.0%
Income before income taxes	2,912	9,556	3.5%	10.6%
Income tax expense	773	756	0.9%	0.8%
Net income	$2,139	$8,800	2.6%	9.8%
Share-based compensation expense was allocated as follows:

	Three Months Ended
	September 30,
	2011	2010	2011	2010
	(in thousands)		(% of revenue)
Cost of goods sold	$81	$137	0.1%	0.2%
Research and development expenses	259	387	0.3%	0.4%
Selling, general and administrative expenses	882	1,024	1.1%	1.1%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended
	September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$63,714	$72,159	$(8,445)	(11.7)%
Power IC	13,313	17,258	(3,945)	(22.9)%
Packaging and testing services	6,421	—	6,421	100.0%
	$83,448	$89,417	$(5,969)	(6.7)%

Our revenue was $83.4 million for the three months ended September 30, 2011, decreased by $6.0 million, or 6.7%, from $89.4 million for the three months ended September 30, 2010. The decrease was primarily a result of a 17.3% decline in average selling prices mainly due to a shift in product mix and selling price erosion caused by softened demand in the computing and consumer markets, offset by a 3.5% increase in unit shipments and a $6.4 million increase in packaging and testing services revenue. Revenue from our power IC products, which was also affected by the market softness, decreased by $3.9 million, or 22.9%, to $13.3 million for the three months ended September 30, 2011 from $17.3 million for the three months ended September 30, 2010.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$62,871	$65,272	$(2,401)	(3.7)%
Percentage of revenue	75.3%	73.0%

Gross profit	$20,577	$24,145	$(3,568)	(14.8)%
Percentage of revenue	24.7%	27.0%
Cost of goods sold was $62.9 million for the three months ended September 30, 2011, decreased by $2.4 million, or 3.7%, from $65.3 million for the three months ended September 30, 2010, primarily as a result of decrease in average unit costs due to a shift in product mix. Our gross margin decreased by 2.3% to 24.7% for the three months ended September 30, 2011 from 27.0% for the three months ended September 30, 2010. This decrease was primarily due to lower factory utilization and selling price erosion during the three months ended September 30, 2011 as a result of softened demand in a slowdown of economy. We expect that our gross margin will continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions. In addition, we expect our gross margin will be adversely affected by as much as 5% during an initial ramp-up period of two to three quarters following the proposed acquisition of IDT's wafer fabrication facility. However, we expect our gross margin will gradually improve as we ramp up the production at the facility during the subsequent quarters.
Research and development expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$8,394	$6,259	$2,135	34.1%
Research and development expenses were $8.4 million for the three months ended September 30, 2011, increased by $2.1 million, or 34.1%, from $6.3 million for the three months ended September 30, 2010. This increase was primarily attributable to a $2.1 million increase in products prototyping and engineering expenses primarily associated with qualifying IDT's fabrication facility and a $0.3 million increase in depreciation and amortization expenses, partially offset by a $0.3 million decrease in salaries and bonuses expenses and a $0.1 million decrease in share-based compensation expense.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative expenses	$9,283	$9,198	$85	0.9%
Selling, general and administrative expenses were $9.3 million for the three months ended September 30, 2011, increased by $0.1 million, or 0.9%, from $9.2 million for the three months ended September 30, 2010. This slight increase was primarily due to a $0.4 million increase in audit fees related to our financial statement conversion from International Financial Reporting Standards, or IFRS, to U.S. GAAP and a $0.2 million increase in general and administrative expenses incurred by APM as we acquired APM in December 2010, offset by a $0.5 million decrease in legal expenses and a $0.1 million decrease in share-based compensation expense.

Income on equity investment in APM

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Income on equity investment in APM	$—	$886	$(886)	(100)%
Our income on equity investment in APM was $0.9 million for the three months ended September 30, 2010. This amount represented our share of APM's net income for the three months ended September 30, 2010. APM's operating results were consolidated in our consolidated financial statements after we acquired APM in December 2010.
Income tax expense

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$773	$756	17	2.2%

We recognized income tax expense of approximately $0.8 million for both the three months ended September 30, 2011 and 2010. The quarterly effective tax rate was 26.5% and $7.9% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended September 30, 2011 was substantively higher than the effective tax rate for the three months ended September 30, 2010 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods. Our effective tax rates for the three months ended September 30, 2011 and 2010 were lower than the U.S. statutory tax rate of 34% primarily as a result of our net income in jurisdictions in which the tax rates are lower than the U.S. statutory tax rate.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have primarily financed our operations through funds generated from operations, borrowings under our former term loan and current revolving lines of credit, proceeds from our IPO, and the issuance of preferred shares.
As of September 30, 2011, one of our subsidiaries in China had a revolving line of credit that allows us to draw down, from time to time, up to 80% of the balance of the subsidiary's accounts receivable with a maximum amount of 40 million Chinese Renminbi (equivalent of $6.3 million as of September 30, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. As of September 30, 2011, the outstanding loan balance was $4.0 million. The effective interest rate for the borrowing was 3.6% for the the three months ended September 30, 2011.
On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of September 30, 2011, we repurchased an aggregate of 241,170 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity.
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

Cash and cash equivalents
As of September 30, 2011 and June 30, 2011, we had $88.4 million and $86.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our net cash generated from operating activities, net cash used in investing activities and net cash generated from financing activities for the periods indicated:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$11,941	$18,257
Net cash used in investing activities	(12,652)	(11,020)
Net cash provided by financing activities	2,409	31

Net increase in cash and cash equivalents	$1,698	$7,268

Cash flows from operating activities

Our net cash generated from operating activities for the three months ended September 30, 2011 was $11.9 million, which primarily consisted of $7.1 million non-cash items of depreciation and amortization and share-based compensation expense, net income of $2.1 million and $2.7 million increase in working capital accounts. Our accounts receivable decreased by $17.0 million due to fewer shipments for the three months ended September 30, 2011. Our inventories reduced by $11.9 million as we reduced our production level and inventory purchases in response to fewer orders placed by our customers. Accordingly, our accounts payable also decreased by $22.2 million.

Our net cash generated from operating activities for the three months ended September 30, 2010 was $18.3 million, primarily due to our strong operating results and an increase in accounts payable for inventory purchases.
Cash flows from investing activities

Our net cash used in investing activities was $12.7 million for the three months ended September 30, 2011, which was primarily attributable to $12.6 million in purchases of property and equipment mainly to expand our in-house production capacity.

Our net cash used in investing activities was $11.0 million for the three months ended September 30, 2010 which was primarily attributable to $11.6 million in purchases of property and equipment to expand our in-house packaging and testing capacity, offset by $0.6 million in release of restricted cash.
Cash flows from financing activities
Our net cash generated from financing activities for the three months ended September 30, 2011 was $2.4 million, which was principally attributable to $4.0 million proceeds from our revolving line of credit, offset by $1.6 million used to repurchase our common shares under our share repurchase program.

Our net cash generated from financing activities for the three months ended September 30, 2010 was $31,000, which was primarily attributable to $4.4 million proceeds from our revolving lines of credit, partially offset by $3.7 million repayments under the same revolving lines of credit and $0.6 million in payments for our IPO costs.
Capital expenditures
Our capital expenditures were $12.6 million and $11.6 million for the three months ended September 30, 2011 and 2010, respectively. Our capital expenditures principally consisted of the purchases of property and equipment. Capital expenditures for the three months ended September 30, 2011 primarily consisted of purchases of packaging and testing equipment for our two in-house manufacturing facilities and purchases of equipment consigned to IDT. Following the acquisition of APM in December 2010, we rely primarily on our in-house capacities for packaging and testing our products and expect to do so in the future. We utilize third-party foundries for wafer fabrication, and our capital expenditures related to the wafer fabrication process are primarily for the purchases of certain specialized equipment that are consigned to our third-party foundries to support our production requirement.
In August 2011, we announced our intention to exercise an option to acquire certain assets associated with the IDT wafer manufacturing facility, which is located in Hillsboro, Oregon for a total purchase price of $26 million. We have obtained this option as part of the consideration for us entering into a foundry service agreement with IDT and a cash prepayment of $5.0 million which will be applied to the purchase price. We expect to execute a definitive asset purchase agreement for the acquisition by the end of calendar year 2011and close the transaction by the end of January 2012. During the initial ramp-up period of the IDT facility, which is expected to last for approximately two to three quarters, we may incur additional costs and expenses relating to integration of the wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses.
Commitments

As of September 30, 2011 and June 30, 2011, the Company had approximately $22.5 million and $22.0 million of outstanding purchase commitments for purchases of semiconductor raw materials, wafers and packaging and testing services, respectively.
As of September 30, 2011 and June 30, 2011, the Company had approximately $2.7 million and $5.2 million of capital commitments for the purchase of property and equipment, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2011, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Recently Issued Accounting Pronouncements
In September 2011, the FASB issued an amendment to Topic 350, Intangibles-Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company currently does not have goodwill and does not expect the adoption of the updated guidance have an impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effectiveness of Controls
It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently not a party to any material legal proceedings. We have in the past, and may from time to time in the future, become involved in legal proceedings arising from the normal course of business activities.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. The following table sets forth the share repurchases under this program during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
August 1 to August 31, 2011	21,400	$8.79	21,400
September 1 to September 30, 2011	169,770	$8.16	169,770
Total repurchased during the three months ended September 30, 2011	191,170	$8.23	191,170	$22,733,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHR INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ EPHRAIM KWOK
Ephraim Kwok
Chief Financial Officer
(Principal Financial Officer)