Form 10-Q
period 2011-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2012-02-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2012: 24,625,052.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,260	$86,708
Restricted cash	79	54
Accounts receivable, net	34,805	42,503
Inventories	46,135	65,251
Deferred tax assets	1,824	1,773
Other current assets	2,197	5,056
Total current assets	182,300	201,345
Property and equipment, net	131,080	127,839
Intangible assets, net	1,314	1,599
Deferred tax assets	8,866	9,048
Other long-term assets	8,169	7,607
Total assets	$331,729	$347,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$10,700	$—
Accounts payable	35,299	64,678
Accrued liabilities	13,496	15,123
Income taxes payable	1,543	2,377
Deferred margin	340	495
Capital leases - current portion	14	306
Total current liabilities	61,392	82,979
Income taxes payable - long term	3,154	3,081
Deferred income tax liabilities	24	25
Capital leases - long term portion	130	130
Deferred rent	1,109	973
Total liabilities	65,809	87,188

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at December 31, 2011 and June 30, 2011	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 24,828 shares and 24,587 shares at December 31, 2011 and 24,612 shares and 24,562 shares at June 30, 2011	49	49
Treasury shares at cost; 241 shares at December 31, 2011 and 50 shares at June 30, 2011	(2,267)	(693)
Additional paid-in capital	156,610	153,004
Accumulated other comprehensive income	959	934
Retained earnings	110,569	106,956
Total shareholders’ equity	265,920	260,250
Total liabilities and shareholders’ equity	$331,729	$347,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue	$80,713	$83,982	$164,161	$173,399
Cost of goods sold	62,440	60,786	125,311	126,058
Gross profit	18,273	23,196	38,850	47,341

Operating expenses:
Research and development	8,108	6,609	16,502	12,868
Selling, general and administrative	7,833	9,040	17,116	18,238
Total operating expenses	15,941	15,649	33,618	31,106
Operating income	2,332	7,547	5,232	16,235

Interest income	25	53	64	81
Interest expense	(44)	(63)	(71)	(109)
Income on equity investment in APM	—	882	—	1,768
Gain on equity interest in APM	—	836	—	836
Income before income taxes	2,313	9,255	5,225	18,811

Income tax expense	839	564	1,612	1,320
Net income	$1,474	$8,691	$3,613	$17,491

Net income per share
Basic per share	$0.06	$0.38	$0.15	$0.78
Diluted per share	$0.06	$0.36	$0.14	$0.73

Weighted-average number of shares used in computing net income per share
Basic shares	24,538	22,977	24,529	22,546
Diluted shares	25,423	24,437	25,517	24,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$3,613	$17,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,504	6,300
Amortization	286	131
Allowance for doubtful accounts	185	—
Share-based compensation expense	2,675	2,772
Income on equity investment in APM	—	(1,768)
Gain on equity interest in APM	—	(836)
Loss on disposal of property and equipment	2	46
Changes in working capital:
Accounts receivable	7,513	(5,259)
Inventories	19,116	(4,558)
Other current and long term assets	2,027	1,670
Deferred tax assets and liabilities	129	(480)
Accounts payable	(21,795)	(1,768)
Account payable to APM	—	1,277
Income taxes payable	(762)	1,205
Accrued and other liabilities	(1,724)	7,014
Net cash provided by operating activities	$22,769	$23,237

Cash flows from investing activities
Purchases of property and equipment	(21,884)	(20,660)
APM acquisition, net of cash acquired	—	(1,285)
Additional investment in APM before the APM acquisition	—	(1,831)
Deposit for manufacturing capacity	—	(5,000)
Restricted cash released	(25)	628
Investment in a privately held company	(100)	—
Net cash used in investing activities	$(22,009)	$(28,148)

Cash flows from financing activities
Proceeds from exercise of share options	930	2,208
Payment for IPO related expenses	—	(610)
Payment for repurchase of common shares	(1,574)	—
Proceeds from bank borrowings	14,700	10,570
Repayments of bank borrowings	(4,000)	(11,654)
Principal payments on capital leases	(291)	(275)
Net cash provided by financing activities	$9,765	$239

Net increase (decrease) in cash and cash equivalents	10,525	(4,672)
Cash and cash equivalents at beginning of period	86,708	119,001
Exchange gains on cash and cash equivalents	27	83
Cash and cash equivalents at end of period	$97,260	$114,412

Supplemental disclosures of non cash investing and financing information:
Property and equipment purchased within accounts payable and accrued liabilities	$(7,488)	$(4,366)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the year ending June 30, 2012. The condensed consolidated balance sheet at June 30, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty reserve, income taxes, share-based compensation and useful lives for property and equipment and for intangible assets.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

2. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding trade receivables through the application of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit policy, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company's management considers the Company's financial assets to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of trade receivables in the past. The Company's management closely monitors the aging of receivables from its distributors and direct customers, and regularly reviews their financial positions, when available.
Summarized below are individual customers whose revenue or trade receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Percentage of revenue	2011	2010	2011	2010
Customer A	23.1%	36.9%	20.2%	33.7%
Customer B	40.5%	31.1%	42.7%	34.4%
Customer C	14.8%	12.9%	14.6%	12.0%

	December 31, 2011	June 30, 2011
Percentage of trade receivables
Customer A	29.4%	28.5%
Customer B	22.9%	32.7%
Customer C	23.5%	14.0%

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Hong Kong	$63,207	$78,612	$128,059	$164,472
China	14,592	1,847	29,214	1,847
Korea	1,706	1,864	4,164	3,985
United States	366	529	767	1,224
Other countries	842	1,130	1,957	1,871
	$80,713	$83,982	$164,161	$173,399

The following is a summary of revenue by product type:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Power discrete	$62,491	$66,491	$126,205	$138,650
Power IC	12,967	15,644	26,280	32,902
Packaging and testing services	5,255	1,847	11,676	1,847
	$80,713	$83,982	$164,161	$173,399

The location and net book value of the Company's property and equipment are as follows:

	December 31, 2011	June 30, 2011
	(in thousands)
China	$118,691	$116,955
United States	11,970	10,426
Other countries	419	458
	$131,080	$127,839

4. Balance Sheet Components
Accounts receivable:

	December 31, 2011	June 30, 2011
	(in thousands)
Accounts receivable	$53,261	$61,768
Less: Allowance for price adjustments	(18,241)	(19,235)
Less: Allowance for doubtful accounts	(215)	(30)
Accounts receivable, net	$34,805	$42,503
Inventories:

	December 31, 2011	June 30, 2011
	(in thousands)
Raw materials	$28,665	$30,713
Work in-process	9,456	20,513
Finished goods	8,014	14,025
	$46,135	$65,251

Property and equipment:

	December 31, 2011	June 30, 2011
	(in thousands)
Manufacturing machinery and equipment	$114,807	$107,555
Equipment and tooling	9,782	9,232
Computer equipment and software	12,372	11,906
Office furniture and equipment	1,453	1,597
Leasehold improvements	21,618	15,949
	160,032	146,239
Less accumulated depreciation and amortization	(49,947)	(38,617)
	110,085	107,622
Equipment and construction in progress	20,995	20,217
	$131,080	$127,839
Other long term assets:

	December 31, 2011	June 30, 2011
	(in thousands)
Prepayment for acquisition of wafer fabrication assets	$5,000	$5,000
Prepayments for property and equipment	2,536	2,086
Investment in a privately held company	100	—
Deposits on office leases	533	521
	$8,169	$7,607
Accrued liabilities:

	December 31, 2011	June 30, 2011
	(in thousands)
Accrued salaries and wages	$3,176	$2,322
Accrued vacation	1,221	1,383
Accrued bonuses	1,678	3,760
Warranty accrual	780	664
Stock rotation accrual	1,691	1,880
Accrued professional fees	424	1,101
ESPP payable	250	206
Customer deposits	397	204
Other accrued expenses	3,879	3,603
	$13,496	$15,123

A summary of the warranty accrual, which was included in accrued liabilities, is as follows:

	Six Months Ended
	December 31,
	2011	2010
	(in thousands)
Beginning balance	$664	$1,275
Charged to costs	439	(114)
Utilization	(323)	(363)
Ending balance	$780	$798
A summary of the stock rotation accrual, which was included in accrued liabilities, is as follows:

	Six Months Ended
	December 31,
	2011	2010
	(in thousands)
Beginning balance	$1,880	$513
Charged to statement of income	2,906	2,860
Utilization	(3,095)	(1,918)
Ending balance	$1,691	$1,455

5. Bank Borrowings
As of December 31, 2011, two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the balance of such subsidiary's accounts receivable with a maximum amount of 40 million Chinese Renminbi (RMB) (equivalent of $6,313,000 based on the currency exchange rate as of December 31, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. As of December 31, 2011, the total outstanding balance for the lines of credit aggregated $10,700,000. The effective interest rate for the borrowings was in the range of 3.8% to 4.3% for the six months ended December 31, 2011. There was no outstanding borrowing balance at June 30, 2011.

6. Shareholders' Equity and Share-based Compensation
Shares Repurchase
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the six months ended December 31, 2011, the Company repurchased 191,170 shares from the open market for a total cost of $1,574,000, at an average price of $8.23 per share. As of December 31, 2011, the Company repurchased an aggregate of 241,170 shares for a total cost of $2,267,000, at an average price of $9.40 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

Share Options
A summary of the status of share options granted under the Company's 2000 Share Plan and 2009 Share Options/Share Issuance Plan and changes during the six months ended December 31, 2011 and 2010 is presented as follows:

		Weighted	Weighted	Aggregate
	Number of	Average	Average Grant	Intrinsic Value
	Options	Exercise Price	Date Fair Value	at Date of
	Outstanding	Per Share	Per Share	Each Exercise
As of June 30, 2010	4,733,133	$8.7
Options granted	43,500	11.81	$5.54
Options exercised	(357,433)	3.83		$2,910,663
Options cancelled or forfeited	(63,564)	12.3
As of December 31, 2010	4,355,636	9.08

As of June 30, 2011	4,461,875	9.56
Options granted	37,500	9.29	$4.47
Options exercised	(98,574)	2.78		$625,715
Options cancelled or forfeited	(90,878)	11.6
As of December 31, 2011	4,309,923	9.67

Information with respect to share options outstanding and share options exercisable at the end of the six months ended December 31, 2011 is presented as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
Total options outstanding	4,309,923	5.67	$9.67	3,091,938	$8.20

Options vested and expected to vest	4,203,114	5.61	$9.56
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
Share option exercises were settled with newly issued common shares. The weighted average fair values of the options granted on the date of grant were determined using the Black-Scholes option pricing model. The significant inputs into the model for the six months ended December 31, 2011 and 2010 were as follows:

	Six Months Ended
	December 31,
	2011	2010
Volatility rate	49%	49%
Risk-free interest rate	0.88%	1.0% - 2.2%
Expected option life	5.5 years	5.5 years
Dividend yield	0%	0%

Restricted Stock Units (the "RSU")
A summary of the RSU activity under the 2009 Share Options/Share Issuance Plan and changes during the six months ended December 31, 2011 and 2010 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	—
Awards granted	160,800	$11.94
Awards released	—
Awards forfeited	(4,000)
Outstanding at December 31, 2010	156,800

Outstanding at July 1, 2011	213,300
Awards granted	169,200	$9.22
Awards released	(30,960)
Awards forfeited	(17,200)
Outstanding at December 31, 2011	334,340		2.54	$2,444,025

Ending RSU vested and expected to vest	283,431		2.42	$2,071,879
The estimated fair value of RSU is based on the market price of the Company's stock on the grant date.
Employee Stock Purchase Plan (the “ESPP”)
The Employee Stock Purchase Plan was established in May 2010 upon the completion of the Company's initial public offering. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes pricing model. The significant inputs into the model were as follows:

	Six Months Ended
	December 31,
	2011	2010
Volatility rate	50%	50%
Risk-free interest rate	0.1% - 0.3%	0.2% - 1.0%
Expected term	1.3 years	1.3 years
Dividend yield	0%	0%
  The total share-based compensation expenses, including the share options, the ESPP and the RSU described above, recognized in the condensed consolidated statement of income are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of goods sold	$133	$159	$214	$296
Research and development expenses	372	331	631	718
Selling, general and administrative expenses	948	734	1,830	1,758

	$1,453	$1,224	$2,675	$2,772
Total unrecognized compensation expense from the share options, the RSU and the ESPP as of December 31, 2011 was $6,936,000 including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.98 years.

7. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$1,474	$8,691	$3,613	$17,491

Denominator:
Basic:
Weighted average shares of common share used in computing basic net income per share	24,538	22,977	24,529	22,546
Diluted:
Add weighted average effect of dilutive securities:
Share options, RSU and ESPP	885	1,460	988	1,503
Weighted average shares of common share used in computing diluted net income per share	25,423	24,437	25,517	24,049
Net income per share:
Basic	$0.06	$0.38	$0.15	$0.78
Diluted	$0.06	$0.36	$0.14	$0.73
The following potential dilutive securities are not included in the above calculation because their effect was anti-dilutive for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Share options to purchase common shares	618	1,614	779	1,700
ESPP to purchase common shares	886	359	443	309
Total potential dilutive securities	1,504	1,973	1,222	2,009

8. Comprehensive Income

The components of total comprehensive income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$1,474	$8,691	$3,613	$17,491
Other comprehensive income (loss):
Currency translation differences	36	82	25	198
Total comprehensive income	$1,510	$8,773	$3,638	$17,689

9. Income Taxes

The Company recognized income tax expense of approximately $839,000 and $564,000 for the three months ended December 31, 2011 and 2010, respectively. The Company recognized income tax expense of approximately $1,612,000 and $1,320,000 for the six months ended December 31, 2011 and 2010, respectively. The estimated effective tax rate was 36.3%

and 6.1% for the three months ended December 31, 2011 and 2010, respectively. The estimated effective tax rate was 30.9% and 7.0% for the six months ended December 31, 2011 and 2010, respectively. The effective tax rate for the three and six months ended December 31, 2011 was higher than the effective tax rate for the three and six months ended December 31, 2010 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2011 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2011 remain open to examination by material foreign tax authorities.
The Company is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2011, the gross amount of unrecognized tax benefits was approximately $6,646,000. If the estimates of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

10. Commitments and Contingencies
As of December 31 and June 30, 2011, the Company had approximately $23,037,000 and $22,014,000 of outstanding purchase commitments for purchases of semiconductor raw materials, wafers and packaging and testing services, respectively, and approximately $1,784,000 and $5,170,000 capital commitments for the purchase of property and equipment, respectively.

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
Guarantees
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements, as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however, such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications, therefore, no accrual has been made for these indemnifications.

11. Acquisitions of Wafer Fabrication Facility

On December 14, 2011 the Company entered into an agreement to acquire certain assets, including land, building, and equipment, associated with a wafer fabrication facility located in Hillsboro, Oregon from Integrated Device Technology, Inc, or IDT, for a purchase price of $26.0 million plus certain assumed liability. The Company previously paid a cash deposit of $5 million, which was applied to the purchase price. The purchase price is subject to adjustment based on changes in the value of certain inventory utilized in the maintenance and repair of the equipment located at the facility. The acquisition was completed on January 31, 2012.

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
Overview
We are a designer, developer and global supplier of a broad range of power semiconductors. We have a broad portfolio of power semiconductors that we actively market and we seek to continuously add to our product portfolio each year. Our portfolio of power semiconductors is extensive, with over 900 products, and has grown rapidly with the introduction of over 120 new products each year during the past three fiscal years. In addition, our patent portfolio has grown to include 211 patents and 198 patents applications in the United States as of December 31, 2011. We seek to differentiate ourselves by integrating our expertise in device physics, process technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, portable media players, motor control and power supplies.
Our transnational business model leverages global resources, including leading research and development expertise in the United States, cost-effective semiconductor manufacturing in Asia and localized sales and technical support in several fast-growing electronics hubs globally. Our core research and development team, based in Silicon Valley, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. We have recently transitioned from a fabless to a “fab-lite” business model. Under this model, we allocate our wafer manufacturing requirements to both in-house capacity and selected third-party foundries. We believe that this model would allow us to accelerate technology development, bring products to market faster, reduce manufacturing costs and improve our long-term financial performance. As part of this business model, we entered into an agreement on December 14, 2011 to acquire certain assets associated with a 200mm wafer fabrication facility located in Hillsboro, Oregon from Integrated Device Technology, Inc, or IDT, and the acquisition was completed on January 31, 2012. We also deploy and implement our proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of our products. We primarily rely upon our two in-house facilities in China for packaging and testing our products. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost, flexibility and cycle time.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global and regional economic conditions: Because our products primarily serve consumer applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In June 2011, we began to experience a general slow down of global economic conditions, particularly in our core computing and consumer markets, that have adversely affected our results of operations for the three and six months ended December 31, 2011. We cannot be certain as to how long this trend will continue and how much negative impact it will have on our results of operations.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. However, in recent periods broad fluctuations in the semiconductor markets and the global and regional economic conditions have had a more significant impact on our results of operations than seasonality.
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

On January 31, 2012, we completed the acquisition of the IDT fabrication facility as part of our strategy to transition from a fabless to a "fab-lite" business model. We expect the IDT wafer fabrication facility acquisition to accelerate our technology and product development and reduce our manufacturing costs, thereby improving our long-term financial performance. However, we currently anticipate an initial ramp-up period of two quarters following the acquisition, during which, we expect our gross margin will be adversely affected by approximately 3% initially as a result of this acquisition but gradually improve as we ramp up the production at the facility during subsequent quarters. On a long term basis, we expect the “fab-lite” model will have a positive impact on our gross margin by allowing us to develop high-value products more quickly and in a more cost-effective manner.
Other factors that may affect comparability
APM acquisition: We held a 40.3% equity interest in Agape Package Manufacturing Ltd. (APM) at September 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 resulting in a 43% equity interest in APM. The investment was accounted for under the equity method of accounting through December 3, 2010, the date we acquired APM, and APM's operating results were reflected in our consolidated financial statements subsequent to that date.
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
Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a small but growing amount was derived from power IC products. Because our products typically have three to five years life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through APM, our subsidiary and in-house packaging facility.
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
Operating expenses
Our operating expenses consist of research and development and selling, general and administrative expenses. We expect that our total operating expenses will generally increase in dollar amount over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs for research and development personnel. As we continue to invest significant resources in developing new technologies and products, we expect our research and development expenses to increase in dollar amount.
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to increase in dollar amount as we expand our business.
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

Operating results
Comparison of three and six months ended December 31, 2011 to December 31, 2010
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and six months ended December 31, 2011 and 2010. Our historical results of operation are not necessarily indicative of the results for any future period.

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)		(% of revenue)
Revenue	$80,713	$83,982	100.0%	100.0%	$164,161	$173,399	100.0%	100.0%
Cost of goods sold	62,440	60,786	77.4%	72.4%	125,311	126,058	76.3%	72.7%
Gross profit	18,273	23,196	22.6%	27.6%	38,850	47,341	23.7%	27.3%

Operating expenses:
Research and development	8,108	6,609	10.0%	7.9%	16,502	12,868	10.1%	7.4%
Selling, general and administrative	7,833	9,040	9.7%	10.7%	17,116	18,238	10.4%	10.5%
Total operating expenses	15,941	15,649	19.7%	18.6%	33,618	31,106	20.5%	17.9%
Operating income	2,332	7,547	2.9%	9.0%	5,232	16,235	3.2%	9.4%
Interest income	25	53	—%	0.1%	64	81	—%	0.1%
Interest expense	(44)	(63)	—%	(0.1)%	(71)	(109)	—%	(0.1)%
Income on equity investment in APM	—	882	—%	1.0%	—	1,768	—%	1.0%
Gain on equity interest in APM	—	836	—%	1.0%	—	836	—%	0.5%
Income before income taxes	2,313	9,255	2.9%	11.0%	5,225	18,811	3.2%	10.9%
Income tax expense	839	564	1.1%	0.7%	1,612	1,320	1.0%	0.8%
Net income	$1,474	$8,691	1.8%	10.3%	$3,613	$17,491	2.2%	10.1%
Share-based compensation expense was allocated as follows:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$133	$159	0.2%	0.2%	$214	$296	0.1%	0.2%
Research and development expenses	372	331	0.5%	0.4%	631	718	0.4%	0.4%
Selling, general and administrative expenses	948	734	1.2%	0.9%	1,830	1,758	1.1%	1.0%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$62,491	$66,491	$(4,000)	(6.0)%	$126,205	$138,650	$(12,445)	(9.0)%
Power IC	12,967	15,644	(2,677)	(17.1)%	26,280	32,902	(6,622)	(20.1)%
Packaging and testing services	5,255	1,847	3,408	184.5%	11,676	1,847	9,829	532.2%
	$80,713	$83,982	$(3,269)	(3.9)%	$164,161	$173,399	$(9,238)	(5.3)%
Our revenue was $80.7 million for the three months ended December 31, 2011, a decrease of $3.3 million, or 3.9%, from $84.0 million for the three months ended December 31, 2010. The decrease was primarily a result of an 8.8% decline in average selling prices mainly due to a shift in product mix and selling price erosion caused by softened demand in the computing and consumer markets, offset by a 0.7% increase in unit shipments and a $3.4 million increase in packaging and testing services revenue. Revenue from our power IC products, which was also affected by the market softness, decreased by $2.7 million, or 17.1%, to $13.0 million for the three months ended December 31, 2011 from $15.6 million for the three months ended December 31, 2010.
Our revenue was $164.2 million for the six months ended December 31, 2011, a decrease of $9.2 million, or 5.3%, from $173.4 million for the six months ended December 31, 2010. The decrease was primarily a result of a 13.0% decline in average selling prices mainly due to a shift in product mix and selling price erosion caused by softened demand in the computing and consumer markets, offset by a 2.1% increase in unit shipments and a $9.8 million increase in packaging and testing services revenue. Revenue from our power IC products, which was also affected by the market softness, decreased by $6.6 million, or 20.1%, to $26.3 million for the six months ended December 31, 2011 from $32.9 million for the six months ended December 31, 2010.
Cost of goods sold and gross profit

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$62,440	$60,786	$1,654	2.7%	$125,311	$126,058	$(747)	(0.6)%
Percentage of revenue	77.4%	72.4%			76.3%	72.7%

Gross profit	$18,273	$23,196	$(4,923)	(21.2)%	$38,850	$47,341	$(8,491)	(17.9)%
Percentage of revenue	22.6%	27.6%			23.7%	27.3%

Cost of goods sold was $62.4 million for the three months ended December 31, 2011, increased by $1.7 million, or 2.7%, from $60.8 million for the three months ended December 31, 2010, primarily as a result of low factory utilization and increase in raw material prices. Our gross margin decreased by 5.0% to 22.6% for the three months ended December 31, 2011 from 27.6% for the three months ended December 31, 2010. This decrease was primarily due to selling price erosion, lower factory utilization during the three months ended December 31, 2011 as a result of softened demand in the computing and consumer markets. We expect that our gross margin will continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions. In addition, we expect our gross margin will be adversely affected by approximately 3% during the initial ramp-up period of two quarters following the acquisition of IDT's wafer fabrication facility. However, we expect our gross margin to gradually improve as we ramp up the production at the facility during subsequent quarters.

Cost of goods sold was $125.3 million for the six months ended December 31, 2011, a decrease of $0.7 million, or 0.6%, from $126.1 million for the six months ended December 31, 2010, primarily as a result of low factory utilization and increase in raw material prices. Our gross margin decreased by 3.6% to 23.7% for the six months ended December 31, 2011 from 27.3% for the six months ended December 31, 2010. This decrease was primarily due to the selling price erosion and lower factory utilization during the six months ended December 31, 2011 as a result of softened demand in the computing and consumer markets.
Research and development expenses

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$8,108	$6,609	$1,499	22.7%	$16,502	$12,868	$3,634	28.2%
Research and development expenses were $8.1 million for the three months ended December 31, 2011, increased by $1.5 million, or 22.7%, from $6.6 million for the three months ended December 31, 2010. This increase was primarily attributable to a $1.8 million increase in product prototyping and engineering expenses associated with qualifying IDT's fabrication facility and a $0.2 million increase in depreciation and amortization expenses, partially offset by a $0.5 million decrease in salaries and bonuses expenses.
Research and development expenses were $16.5 million for the six months ended December 31, 2011, increased by $3.6 million, or 28.2%, from $12.9 million for the six months ended December 31, 2010. This increase was primarily attributable to a $3.9 million increase in product prototyping and engineering expenses associated with qualifying IDT's fabrication facility and a $0.6 million increase in depreciation and amortization expenses, partially offset by a $0.8 million decrease in salaries and bonuses expenses and a $0.1 million decrease in share-based compensation expense.
Selling, general and administrative expenses

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative expenses	$7,833	$9,040	$(1,207)	(13.4)%	$17,116	$18,238	$(1,122)	(6.2)%
Selling, general and administrative expenses were $7.8 million for the three months ended December 31, 2011, decreased by $1.2 million, or 13.4%, from $9.0 million for the three months ended December 31, 2010. This decrease was primarily due to a $0.5 million decrease in salaries and bonuses expenses, a $0.4 million business tax refund from one of the Company's subsidiaries in China and a $0.4 million decrease in audit and accounting fees related to the APM acquisition as we acquired APM in December 2010.
Selling, general and administrative expenses were $17.1 million for the six months ended December 31, 2011, decreased by $1.1 million, or 6.2%, from $18.2 million for the six months ended December 31, 2010. This decrease was primarily due to a $0.9 million decrease in salaries and bonuses expenses, a $0.4 million business tax refund from one of the Company's subsidiaries in China and a $0.6 million decrease in legal fees related to the APM acquisition, as we acquired APM in December 2010.
Income on equity investment in APM

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income on equity investment in APM	$—	$882	(882)	(100.0)%	$—	$1,768	(1,768)	(100.0)%
Our income on equity investment in APM was $0.9 million and $1.8 million for the three and six months ended

December 31, 2010, respectively. This amount represented our share of APM's net income for the three and six months ended December 31, 2010. APM's operating results were consolidated in our financial statements after we acquired APM in December 2010.
Income tax expense

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011	2010	Change		2011	2010	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$839	$564	275	48.8%	$1,612	$1,320	292	22.1%

We recognized income tax expense of approximately $0.8 million and $0.6 million for the three months ended December 31, 2011 and 2010, respectively. The quarterly effective tax rate was 36.3% and 6.1% for the three months ended December 31, 2011 and 2010, respectively. Our effective tax rate for the three months ended December 31, 2011 was higher than the effective tax rate for the three months ended December 31, 2010 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

We recognized income tax expense of approximately $1.6 million and $1.3 million for the six months ended December 31, 2011 and 2010, respectively. The quarterly effective tax rate was 30.9% and 7.0% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate for the six months ended December 31, 2011 was higher than the effective tax rate for the six months ended December 31, 2010 primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources

    Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have primarily financed our operations through funds generated from operations, borrowings under our former term loan and current revolving lines of credit, and proceeds from our initial public offering.
    As of December 31, 2011, two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the balance of such subsidiary's accounts receivable with a maximum amount of 40 million RMB (equivalent of $6.3 million as of December 31, 2011) to finance the subsidiary's accounts receivable on a maximum of 120-day repayment term. The interest rate on each drawdown varies and indexes to the published London Interbank Offered Rate per annum. As of December 31, 2011, the total outstanding balance for the lines of credit aggregated $10.7 million. The effective interest rate for the borrowings was in the range of 3.8% to 4.3% for the six months ended December 31, 2011. There was no outstanding borrowing balance at June 30, 2011.

On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of December 31, 2011, we repurchased an aggregate of 241,170 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

We completed the acquisition of certain assets associated with a wafer fabrication facility of IDT on January 31, 2012 and paid the remaining $21.0 million toward to the $26.0 million purchase price.
We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot assure you that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

Cash and cash equivalents
As of December 31, 2011 and June 30, 2011, we had $97.3 million and $86.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our net cash generated from operating activities, net cash used in investing activities and net cash generated from financing activities for the periods indicated:

	Six Months Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$22,769	$23,237
Net cash used in investing activities	(22,009)	(28,148)
Net cash provided by financing activities	9,765	239

Net increase (decrease) in cash and cash equivalents	$10,525	$(4,672)

Cash flows from operating activities

Our net cash generated from operating activities for the six months ended December 31, 2011 was $22.8 million, which primarily consisted of $3.6 million net income, $14.5 million of non-cash items including depreciation and amortization and share-based compensation expense, and a $4.5 million net increase in working capital accounts. Our accounts receivable decreased by $7.5 million due to fewer shipments for the six months ended December 31, 2011. Our inventories decreased by $19.1 million as part of our response to the softened demand in the computing and consumer markets. Related to the reduction of the inventories, our accounts payable also decreased by $21.8 million.

Our net cash generated from operating activities for the six months ended December 31, 2010 was $23.2 million, primarily due to our strong operating results.
Cash flows from investing activities

Our net cash used in investing activities was $22.0 million for the six months ended December 31, 2011, which was primarily attributable to $21.9 million in purchase of property and equipment mainly to expand our in-house production capacity.

Our net cash used in investing activities was $28.1 million for the six months ended December 31, 2010, which was primarily attributable to $20.6 million in purchases of property and equipment to expand our in-house packaging and testing capacity, a $5.0 million deposit for manufacturing capacity, a $1.8 million investment in APM prior to the APM acquisition and $1.3 million used, net of cash acquired, in the APM acquisition.
Cash flows from financing activities
Our net cash generated from financing activities for the six months ended December 31, 2011 was $9.8 million, which was primarily attributable to $14.7 million of proceeds from our revolving lines of credit, partially offset by $4.0 million of repayments under the same revolving lines of credit, and $1.6 million used to repurchase our common shares under the share repurchase program.

Our net cash generated from financing activities for the six months ended December 31, 2010 was $240,000, which was primarily attributable to $10.6 million of proceeds from our revolving lines of credit and $2.2 million of proceeds from ESPP and share options exercise, partially offset by $11.7 million repayments under the same revolving lines of credit and $0.6 million in payments for our IPO costs.
Capital expenditures
Our capital expenditures were $21.9 million and $20.7 million for the six months ended December 31, 2011 and 2010, respectively. Our capital expenditures principally consisted of purchases of property and equipment. Capital expenditures for the six months ended December 31, 2011 primarily consisted of purchases of packaging and testing equipment for our two in-

house manufacturing facilities and purchases of equipment consigned to IDT. Prior to the acquisition of the IDT fabrication facility, we utilized third-party foundries for wafer fabrication, and our capital expenditures related to the wafer fabrication process was primarily for the purchase of certain specialized equipment that are consigned to our third-party foundries to support our production requirement. On January 31, 2012, we closed the IDT acquisition and paid the remaining $21.0 million toward to the purchase price of $26.0 million as we had previously paid IDT a deposit of $5.0 million. Following the IDT acquisition, we expect to use a combination of in-house capacity and third party foundries for our wafer manufacturing requirements. During the ramp-up period of the IDT facility, we may incur additional costs and expenses relating to integration of the wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses.
Commitments

As of December 31, 2011 and June 30, 2011, we had approximately $23.0 million and $22.0 million of outstanding purchase commitments for purchases of semiconductor raw materials, wafers and packaging and testing services, respectively.
As of December 31, 2011 and June 30, 2011, we had approximately $1.8 million and $5.2 million of capital commitments for the purchase of property and equipment, respectively.
Off-Balance Sheet Arrangements
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements, as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however, such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.

We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications, therefore, no accrual has been made for these indemnifications.

Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.
In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. We do not expect the adoption of these provisions to have a significant effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

We expect to incur significant capital expenditures and fixed manufacturing costs in connection with the acquisition of our new fabrication facility, which may negatively impact our results of operations, and the operation of our own fabrication facility may subject us to additional risks.

On January 31, 2012, we completed the acquisition of certain assets associated with IDT's 200mm wafer fabrication facility located in Hillsboro, Oregon. Following the acquisition of the IDT fabrication facility, we expect to incur significant costs and expenses relating to the integration and operation of our own wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses. In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to make substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume.

We expect our gross margin will be adversely affected by approximately 3% during the initial ramp-up period of two quarters following the closing of the acquisition. We may not be able to realize a sufficient return for our investment on the IDT assets, and failure to do so may have an adverse effect on our financial condition and results of operations.

The operation of our own fabrication facility may subject us to additional risks. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities.

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

We depend on other outside semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity and control the cost of production could significantly delay our ability to ship our products, damage our relationships with customers, reduce our sales and increase expenses.

We currently primarily use third-party foundries for the fabrication of our wafers. We expect to continue to rely on third party foundries following the initial ramp-up period of the new fabrication facility. However, the allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. If we cannot maintain sufficient capacity or control pricing with our existing third-party foundries, we may need to increase our own manufacturing capacity, and there is no assurance that we can ramp up the production of our in-house fabrication facility timely to meet the increased demand. If not, we may need to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

In addition, we rely on third-party foundries to effectively implement our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so may impair our ability to introduce new products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous dice on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start up of new process technologies.

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

We have made and may continue to make strategic acquisitions of other companies, assets or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired assets or businesses, incurring additional debt, assuming contingent liabilities or diluting our existing shareholders.

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

The integration of newly acquired assets or businesses will also require a significant amount of time and attention from management. On January 31, 2012, we completed the acquisition of certain assets associated with the IDT wafer fabrication facility located in Hillsboro, Oregon. The integration of the new fabrication facility will require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate the new wafer fabrication facility successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Delays in integrating the new fabrication facility, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, operating results, financial condition and stock price.

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

Our future success will depend on our ability to continue to introduce, develop and distribute new products and product enhancements that meet the specifications of our customers in a timely and cost-effective manner. Our customers are mainly ODMs and OEMs who are focused on reducing their number of vendors that they use. As a result, our ability to introduce new products rapidly and to maintain an extensive product portfolio is critical to developing and maintaining successful customer relationships. The development of our products is highly complex and our products must conform to the specifications or standards of our customers. We have, at times, experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and customer acceptance of our products depend on a number of factors, including:

•	timely introduction and completion of new designs and timely qualification and certification of our products for use in our end customers' products;

•	commercial acceptance and volume production of the products into which our products will be incorporated;

•	market trends towards integration of discrete components into one device;

•	our ability to adequate availability of foundry, packaging and testing capacity;

•	achievement of high manufacturing yields;

•	availability, quality, price, performance, power use and size of our products relative to those of our competitors;

•	our customer service, application support capabilities and responsiveness;

•	successful development and expansion of our relationships with existing and potential customers; and

•	changes in technology, industry standards, end customer requirements or end user preferences and our ability to anticipate those changes.

We cannot guarantee that products which we recently developed or may develop in the future will meet customers' specifications on a timely basis or at all, or that we will be able to develop products that will allow us to enter into new markets. We expect to face new and significant challenges in our effort to enter into these highly competitive markets in which we did not have a presence historically. Even if we are able to develop new products that allow us to enter into these new markets initially, we may not be able to sustain the effort on a long term-basis or establish sufficient market share to achieve meaningful returns from our investment. Our failure to do so will adversely affect our business, results of operations, financial condition and prospects.

Except as set forth above there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011. The risk factors set forth in our Form 10-K and Form 10-Q are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. The following table sets forth the share repurchases under this program during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	—	$—	—
November 1 to November 30, 2011	—	$—	—
December 1 to December 31, 2011	—	$—	—
Total repurchased during the three months ended December 31, 2011	—	$—	—	$22,733,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1
Asset Purchase Agreement dated December 14, 2011 between Alpha and Omega Semiconductor Limited, Jireh Semiconductor Incorporated and Integrated Device Technology, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 20, 2011).

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

February 8, 2012

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ EPHRAIM KWOK
Ephraim Kwok
Chief Financial Officer
(Principal Financial Officer)