Form 10-Q
period 2012-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2012-05-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2012: 24,802,996.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,344	$86,708
Restricted cash	79	54
Accounts receivable, net	39,008	42,503
Inventories	53,190	65,251
Deferred tax assets	1,815	1,773
Other current assets	3,229	5,056
Total current assets	176,665	201,345
Property, plant and equipment, net	157,774	127,839
Intangible assets, net	1,171	1,599
Goodwill	269	—
Deferred tax assets	8,651	9,048
Other long-term assets	821	7,607
Total assets	$345,351	$347,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$12,100	$—
Accounts payable	38,801	64,678
Accrued liabilities	18,528	15,123
Income taxes payable	724	2,377
Deferred margin	346	495
Capital leases - current portion	15	306
Total current liabilities	70,514	82,979
Income taxes payable - long term	3,247	3,081
Deferred income tax liabilities	25	25
Capital leases - long term portion	115	130
Deferred rent	1,178	973
Total liabilities	75,079	87,188

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2012 and June 30, 2011	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 24,957 shares and 24,716 shares at March 31, 2012 and 24,612 shares and 24,562 shares at June 30, 2011	49	49
Treasury shares at cost; 241 shares at March 31, 2012 and 50 shares at June 30, 2011	(2,267)	(693)
Additional paid-in capital	158,289	153,004
Accumulated other comprehensive income	1,028	934
Retained earnings	113,173	106,956
Total shareholders’ equity	270,272	260,250
Total liabilities and shareholders’ equity	$345,351	$347,438
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue	$83,858	$91,074	$248,019	$264,473
Cost of goods sold	64,564	62,633	189,875	188,691
Gross profit	19,294	28,441	58,144	75,782

Operating expenses:
Research and development	6,510	7,580	23,012	20,448
Selling, general and administrative	9,028	9,523	26,144	27,761
Total operating expenses	15,538	17,103	49,156	48,209
Operating income	3,756	11,338	8,988	27,573

Interest income	21	60	85	141
Interest expense	(135)	(78)	(206)	(187)
Income on equity investment in APM	—	—	—	1,768
Gain on equity interest in APM	—	—	—	836
Income before income taxes	3,642	11,320	8,867	30,131

Income tax expense	1,038	666	2,650	1,986
Net income	$2,604	$10,654	$6,217	$28,145

Net income per share
Basic	$0.11	$0.44	$0.25	$1.22
Diluted	$0.10	$0.41	$0.24	$1.14

Weighted-average number of shares used in computing net income per share
Basic	24,675	24,372	24,578	23,155
Diluted	25,647	25,905	25,565	24,668

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$6,217	$28,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,897	11,068
Amortization	429	274
Allowance for doubtful accounts	643	—
Share-based compensation expense	3,971	4,216
Income on equity investment in APM	—	(1,768)
Gain on equity interest in APM	—	(836)
Loss on disposal of property and equipment	2	46
Changes in working capital:
Accounts receivable	2,853	(2,615)
Inventories	14,221	(14,278)
Other current and long term assets	3,713	348
Deferred tax assets and liabilities	354	(813)
Accounts payable	(20,329)	5,997
Accounts payable to APM	—	1,277
Income taxes payable	(1,488)	1,649
Accrued and other liabilities	2,342	4,621
Net cash provided by operating activities	$30,825	$37,331

Cash flows from investing activities
Acquisition of Oregon fab	(21,330)	—
Purchases of property and equipment	(28,308)	(36,279)
APM acquisition, net of cash acquired	—	(1,569)
Additional investment in APM before the APM acquisition	—	(1,831)
Deposit for manufacturing capacity	—	(5,000)
Restricted cash released	(25)	628
Investment in a privately held company	(100)	—
Net cash used in investing activities	$(49,763)	$(44,051)

Cash flows from financing activities
Proceeds from exercise of stock options	1,313	2,748
Payment for IPO related expenses	—	(610)
Payment for repurchase of common shares	(1,574)	—
Proceeds from bank borrowings	26,800	22,253
Repayments of bank borrowings	(14,698)	(24,034)
Principal payments on capital leases	(306)	(428)
Net cash provided by (used in) financing activities	$11,535	$(71)

Effect of exchange rate changes on cash and cash equivalents	39	43
Net decrease in cash and cash equivalents	(7,364)	(6,748)
Cash and cash equivalents at beginning of period	86,708	119,001
Cash and cash equivalents at end of period	$79,344	$112,253

Supplemental disclosures of non cash investing and financing information:
Property and equipment purchased but not yet paid	$10,867	$4,751
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company
Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, portable media players, UPS, motor control and power supplies. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, Macau, China, Taiwan, Korea and Japan.
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the year ending June 30, 2012. The condensed consolidated balance sheet at June 30, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.
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
Fair Value of Financial Instruments
The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short term bank borrowings approximate their carrying values due to their short-term maturities. The fair value of the Company’s capital lease obligations approximate the carrying value due to the short-term maturity of the leases.
Recent Accounting Pronouncements
In December 2011 the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.
In September 2011, the FASB issued authoritative guidance that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
In June 2011, the FASB issued authoritative guidance that amends the presentation requirements for comprehensive income in financial statements. The guidance requires entities to report components of comprehensive income either as part of a single continuous statement of comprehensive income that would combine the components of net income and other comprehensive income, or in a separate, but consecutive, statement following the statement of income. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

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
Summarized below are individual customers whose revenue or trade receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Percentage of revenue	2012	2011	2012	2011
Customer A	26.4%	26.9%	22.3%	31.4%
Customer B	37.4%	38.1%	40.9%	35.7%
Customer C	14.3%	12.9%	14.5%	12.3%

	March 31, 2012	June 30, 2011
Percentage of trade receivables
Customer A	33.5%	28.5%
Customer B	24.0%	32.7%
Customer C	21.2%	14.0%

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Hong Kong	$65,557	$80,391	$193,616	$244,863
China	14,729	6,000	43,943	7,847
Korea	2,252	3,402	6,416	7,387
United States	368	272	1,135	1,496
Other countries	952	1,009	2,909	2,880
	$83,858	$91,074	$248,019	$264,473

The following is a summary of revenue by product type:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Power discrete	$66,256	$68,767	$192,461	$207,417
Power IC	12,756	16,179	39,036	49,081
Packaging and testing services	4,846	6,128	16,522	7,975
	$83,858	$91,074	$248,019	$264,473

The location and net book value of the Company's property, plant and equipment are as follows:

	March 31, 2012	June 30, 2011
	(in thousands)
China	$114,152	$116,955
United States	43,242	10,426
Other countries	380	458
	$157,774	$127,839

4. Balance Sheet Components
Accounts receivable:

	March 31, 2012	June 30, 2011
	(in thousands)
Accounts receivable	$55,021	$61,768
Less: Allowance for price adjustments	(15,340)	(19,235)
Less: Allowance for doubtful accounts	(673)	(30)
Accounts receivable, net	$39,008	$42,503

Inventories:

	March 31, 2012	June 30, 2011
	(in thousands)
Raw materials	$28,588	$30,713
Work in-process	18,862	20,513
Finished goods	5,740	14,025
	$53,190	$65,251

Property, plant and equipment:

	March 31, 2012	June 30, 2011
	(in thousands)
Land	$4,950	$—
Building	3,900	—
Manufacturing machinery and equipment	142,539	107,555
Equipment and tooling	9,883	9,232
Computer equipment and software	12,829	11,906
Office furniture and equipment	1,558	1,597
Leasehold improvements	21,856	15,949
	197,515	146,239
Less accumulated depreciation and amortization	(56,365)	(38,617)
	141,150	107,622
Equipment and construction in progress	16,624	20,217
Property, plant and equipment, net	$157,774	$127,839
Other long term assets:

	March 31, 2012	June 30, 2011
	(in thousands)
Prepayment for acquisition of wafer fabrication assets	$—	$5,000
Prepayments for property and equipment	191	2,086
Investment in a privately held company	100	—
Deposits on office leases	530	521
	$821	$7,607

Accrued liabilities:

	March 31, 2012	June 30, 2011
	(in thousands)
Accrued salaries and wages	$3,368	$2,322
Accrued vacation	1,952	1,383
Accrued bonuses	2,557	3,760
Warranty accrual	766	664
Stock rotation accrual	2,252	1,880
Accrued professional fees	661	1,101
ESPP payable	592	206
Customer deposits	260	204
Other accrued expenses	6,120	3,603
	$18,528	$15,123
A summary of the warranty accrual, which was included in accrued liabilities, is as follows:

	Nine Months Ended
	March 31,
	2012	2011
	(in thousands)
Beginning balance	$664	$1,275
Addition (deduction)	743	(57)
Utilization	(641)	(516)
Ending balance	$766	$702
A summary of the stock rotation accrual, which was included in accrued liabilities, is as follows:

	Nine Months Ended
	March 31,
	2012	2011
	(in thousands)
Beginning balance	$1,880	$513
Addition	4,189	3,426
Utilization	(3,817)	(2,061)
Ending balance	$2,252	$1,878

5. Acquisition of Wafer Fabrication Facility

On January 31, 2012, the Company completed the acquisition of certain assets, including land, building, machinery and equipment and inventories, associated with a wafer fabrication facility located in Hillsboro, Oregon ("Oregon fab") from Integrated Device Technology, Inc, ("IDT"), for a purchase price of $26.3 million in cash plus certain assumed liabilities of $0.5 million. The Company applied the related cash deposit of $5.0 million made during fiscal 2011 to the purchase price.

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded in general and administrative expenses in the Company's condensed consolidated statement of income.

The allocation of the total purchase consideration of $26.3 million based on the preliminary estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Land	$4,950
Building	3,900
Machinery and equipment	15,564
Inventories	2,159
Accrued liabilities	(512)
Goodwill	269
Total purchase consideration	$26,330

Of the total purchase price paid at the time of acquisition, approximately $0.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible assets and is deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible assets were the synergies in improved product research and development lead time and production operations that can be leveraged to enable the Company to build an enterprise value greater than the sum of its parts.

The Company is depreciating on a straight-line basis the building over an estimated useful life of 20 years and the machinery and equipment over an estimated useful life of 3 years to 7 years.

The Company considered the additional proforma revenue and earnings disclosure as not practical given the assets acquired had been and will continue to be used primarily as a captive fabrication facility. The lack of independently substantiated standalone historical financial statements of the acquired assets requires significant estimates of their related revenues, costs and expenses for the retrospective application. It is impossible to distinguish objectively information about those estimates that would provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application or would have been available when the financial statements for that prior period were issued. Furthermore, the wafers produced by the Oregon fab for the Company are different from those of the IDT and the Company does not intend to continue to produce such wafers. Therefore, the retroactive proforma financial information would not provide meaningful information for investors.

6. Bank Borrowings
As of March 31, 2012, two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with a maximum amount for each subsidiary of RMB40 million (equivalent of $6.3 million based on the currency exchange rate as of March 31, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The annual interest rate on each draw down varies and indexes to the published London Interbank Offered Rate.
As of March 31, 2012, the total outstanding balance for the lines of credit was $12.1 million. The effective interest rates for the borrowings were in the range of 4.2% to 4.3% for the nine months ended March 31, 2012. There was no outstanding balance of bank borrowings at June 30, 2011.

7. Shareholders' Equity and Share-based Compensation
Shares Repurchase
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the three months ended March 31, 2012, the Company did not repurchase any shares under the program. During the nine months ended March 31, 2012, the Company repurchased an aggregate of 191,170 shares from the open market for a total cost of $1.6 million, at an average price of $8.23 per share. As of March 31, 2012, the Company repurchased an aggregate of 241,170 shares for a total cost of $2.3 million, at an average price of $9.40 per share since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. No repurchased shares have been retired.
Stock Options
The following table summarizes the Company's stock option activities for the nine months ended March 31, 2012:

		Weighted	Weighted
		Average	Average Grant
	Number of	Exercise Price	Date Fair Value	Aggregate
	Options	Per Share	Per Share	Intrinsic Value
Outstanding at June 30, 2011	4,461,875	$9.56
Options granted	37,500	9.29	$4.47
Options exercised	(218,726)	3.00		$1,364,845
Options canceled or forfeited	(174,743)	12.04
Outstanding at March 31, 2012	4,105,906	$9.80

Information with respect to stock options outstanding and exercisable at March 31, 2012 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Shares	Weighted-Average Remaining Life (years)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Total options outstanding	4,105,906	5.45	$9.80	3,098,918	$8.59

Options vested and expected to vest	4,018,486	5.39	$9.71
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The Company estimated the fair values of stock options using the Black-Scholes option pricing model to determine the fair value of share-based awards. The assumptions used to estimate the fair value of stock options granted under the Company's Stock Incentive Plans for the nine months ended March 31, 2012 were as follows:

Nine Months Ended
March 31,
2012
Volatility rate	48% - 49%
Risk-free interest rate	0.9% - 1.1%
Expected option life	5.5 years
Dividend yield	0%

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2012:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2011	213,300
Awards granted	274,700	$9.51
Awards released	(39,760)
Awards forfeited	(43,600)
Outstanding at March 31, 2012	404,640		2.49	$3,892,637

Ending vested and expected to vest	344,215		2.37	$3,311,346
The estimated fair value of RSU is based on the market price of the Company's stock on the grant date.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "ESPP") was established in May 2010 upon the completion of the Company's initial public offering. The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended
March 31,
2012
Volatility rate	50%
Risk-free interest rate	0.1% - 0.3%
Expected term	1.3 years
Dividend yield	0%

The total share-based compensation expense recognized for the periods presented was allocated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of goods sold	$171	$190	$385	$486
Research and development expenses	285	391	916	1,109
Selling, general and administrative expenses	840	863	2,670	2,621

	$1,296	$1,444	$3,971	$4,216
As of March 31, 2012, total unrecognized compensation expenses of unvested awards, adjusted for estimated forfeitures was $6.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

8. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$2,604	$10,654	$6,217	$28,145

Denominator:
Basic:
Weighted average common shares used in computing basic net income per share	24,675	24,372	24,578	23,155
Diluted:
Effect of potentially dilutive securities:
Stock options, RSU and ESPP	972	1,533	987	1,513
Weighted average common shares used in computing diluted net income per share	25,647	25,905	25,565	24,668
Net income per share:
Basic	$0.11	$0.44	$0.25	$1.22
Diluted	$0.10	$0.41	$0.24	$1.14
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Employee stock options and awards	2,531	1,239	2,708	1,546
ESPP to purchase common shares	233	264	373	294
Total potential dilutive securities	2,764	1,503	3,081	1,840

9. Comprehensive Income

The components of total comprehensive income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$2,604	$10,654	$6,217	$28,145
Other comprehensive income:
Currency translation differences	69	42	94	240
Total comprehensive income	$2,673	$10,696	$6,311	$28,385

10. Income Taxes

The Company recognized income tax expense of approximately $1.0 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company recognized income tax expense of approximately $2.7 million and $2.0 million for the nine months ended March 31, 2012 and 2011, respectively. The estimated effective tax rate was 28.5% and 5.9% for the three months ended March 31, 2012 and 2011, respectively. The estimated effective tax rate was 29.9% and 6.6% for the nine months ended March 31, 2012 and 2011, respectively. The effective tax rates for the three and nine months ended March 31, 2012 were higher than those for same periods of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2011 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2011 remain open to examination by various foreign tax authorities.
The Company is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service and other tax authorities in various jurisdictions. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2012, the gross amount of unrecognized tax benefits was approximately $6.7 million. If the estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

11. Commitments and Contingencies
As of March 31, 2012 and June 30, 2011, the Company had approximately $30.3 million and $22.0 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers and approximately $1.5 million and $5.2 million capital commitments for the purchase of property and equipment, respectively.

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
Overview
We are a designer, developer and global supplier of a broad range of power semiconductors. We have a broad portfolio of power semiconductors that we actively market and we seek to continuously add to our product portfolio each year. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 120 new products each year during the past three fiscal years. In addition, our patent portfolio has grown to include 224 patents and 203 patents applications in the United States as of March 31, 2012. We seek to differentiate ourselves by integrating our expertise in device physics, process technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, UPS, portable media players, motor control and power supplies.
Our transnational business model leverages global resources, including leading research and development expertise in the United States, cost-effective semiconductor manufacturing in Asia and localized sales and technical support in several fast-growing electronics hubs globally. Our core research and development team, based in Silicon Valley, is complemented by our design center in Taiwan and process, packaging and testing engineers in China and manufacturing facility in Oregon. We have recently transitioned from a fabless to a “fab-lite” business model. Under this model, we allocate our wafer manufacturing requirements to both in-house capacity and selected third-party foundries. We believe that this model would allow us to accelerate technology development, bring products to market faster, reduce manufacturing costs and improve our long-term financial performance. As part of this business model, we completed the acquisition of certain assets associated with a 200mm wafer fabrication facility located in Hillsboro, Oregon, or Oregon fab, from Integrated Device Technology, Inc, or IDT, on January 31, 2012. We also deploy and implement our proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of our products. We primarily rely upon our in-house facilities in China for packaging and testing our products. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost, flexibility and cycle time.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global and regional economic conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, we experienced a general slowdown of global and regional economic conditions, particularly in our core computing and consumer markets, in June 2011, which have adversely affected our results of operations for the nine months ended March 31, 2012. While we have observed a gradual improvement during the three months ended March 31, 2012, we cannot be certain if and when such cyclical trend will repeat and how much negative impact it will have on our business, financial conditions, and results of operations.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. Additionally, in recent periods broad fluctuations in the semiconductor markets and the global and regional economic conditions have had a more significant impact on our results of operations than seasonality.
Product introductions and customers' specification and market diversification: Our success depends on our ability to introduce products on a timely basis that meet our customers' specifications. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Recently we have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets. Our failure to introduce products on a timely basis that meet customers' specifications and our inability to continue to expand our serviceable markets could adversely affect our financial performance.
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
Manufacturing costs: Our gross margin may be affected by our manufacturing costs, including pricing of wafers purchased from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply. Capacity utilization may also affect our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During the ramp-up period of our Oregon fab which was acquired in January 2012, our gross margin for the March 2012 quarter was adversely affected by approximately 2.0% to 2.5%. We expect our gross margin will gradually improve as production of the facility ramps up in subsequent quarters. In the long run, we expect that the “fab-lite” model will positively impact our gross margin by accelerating the development of new technology and allowing more cost-effective and efficient development of high-value products.
Principal line items of statements of income
The following describes the principal line items set forth in our condensed consolidated statements of income:
Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a small amount was derived from power IC products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through one of our subsidiaries.
Our product revenue includes the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers ("ODMs") or original equipment manufacturers ("OEMs"), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In these situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, manufacturing personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and costs associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase.

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
Income on equity investment in APM
We had a 40.3% equity interest in APM at September 30, 2010. In October, 2010, we made an additional equity investment of $1.8 million in APM which resulted in a 43% equity interest in APM prior to the APM acquisition on December 3, 2010. Our investment in APM was accounted for under the equity method of accounting prior to December 3, 2010 and we recorded income on equity investment in APM prior to the APM acquisition. APM's operating results were consolidated in our financial statements since the acquisition.
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

Operating results
Comparison of three and nine months ended March 31, 2012 to March 31, 2011
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2012 and 2011. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$83,858	$91,074	100.0%	100.0%	$248,019	$264,473	100.0%	100.0%
Cost of goods sold	64,564	62,633	77.0%	68.8%	189,875	188,691	76.6%	71.3%
Gross profit	19,294	28,441	23.0%	31.2%	58,144	75,782	23.4%	28.7%

Operating expenses:
Research and development	6,510	7,580	7.8%	8.3%	23,012	20,448	9.3%	7.7%
Selling, general and administrative	9,028	9,523	10.8%	10.5%	26,144	27,761	10.5%	10.5%
Total operating expenses	15,538	17,103	18.5%	18.8%	49,156	48,209	19.8%	18.2%
Operating income	3,756	11,338	4.5%	12.4%	8,988	27,573	3.6%	10.4%
Interest income	21	60	—%	0.1%	85	141	—%	0.1%
Interest expense	(135)	(78)	(0.2)%	(0.1)%	(206)	(187)	(0.1)%	(0.1)%
Income on equity investment in APM	—	—	—%	—%	—	1,768	—%	0.7%
Gain on equity interest in APM	—	—	—%	—%	—	836	—%	0.3%
Income before income taxes	3,642	11,320	4.3%	12.4%	8,867	30,131	3.6%	11.4%
Income tax expense	1,038	666	1.2%	0.7%	2,650	1,986	1.1%	0.8%
Net income	$2,604	$10,654	3.1%	11.7%	$6,217	$28,145	2.5%	10.6%
Share-based compensation expense was allocated as follows:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$171	$190	0.2%	0.2%	$385	$486	0.2%	0.2%
Research and development expenses	285	391	0.3%	0.4%	916	1,109	0.4%	0.4%
Selling, general and administrative expenses	840	863	1.0%	0.9%	2,670	2,621	1.1%	1.0%
Total	$1,296	$1,444	1.5%	1.5%	$3,971	$4,216	1.7%	1.6%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$66,256	$68,767	$(2,511)	(3.7)%	$192,461	$207,417	$(14,956)	(7.2)%
Power IC	12,756	16,179	(3,423)	(21.2)%	39,036	49,081	(10,045)	(20.5)%
Packaging and testing services	4,846	6,128	(1,282)	(20.9)%	16,522	7,975	8,547	107.2%
	$83,858	$91,074	$(7,216)	(7.9)%	$248,019	$264,473	$(16,454)	(6.2)%
Total revenue was $83.9 million for the three months ended March 31, 2012, a decrease of $7.2 million, or 7.9% as compared to $91.1 million for same period of last year. The decrease consisted of $2.5 million and $3.4 million decrease in sales of power discrete and power IC products, respectively, as a result of a 10.5% decline in average selling prices mainly due to a shift in product mix and selling price erosion caused by softened demand in the computing and consumer markets, partially offset by a 4.0% increase in unit shipments. The decrease was also due to a $1.3 million decrease in packaging and testing services due to softened demand.
Total revenue was $248.0 million for the nine months ended March 31, 2012, a decrease of $16.5 million, or 6.2% as compared to $264.5 million for the same period of last year. The decrease consisted of $15.0 million and $10.0 million decrease in sales of power discrete and power IC products, respectively partially offset by $8.5 million increase in packaging and testing services revenue as we acquired APM in December 2010. The decrease in sales of power discrete and power IC products was primarily a result of a 12.2% decline in average selling prices mainly due to a shift in product mix and selling price erosion caused by softened demand in the computing and consumer markets, partially offset by a 2.7% increase in unit shipments.
Cost of goods sold and gross profit

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$64,564	$62,633	$1,931	3.1%	$189,875	$188,691	$1,184	0.6%
Percentage of revenue	77.0%	68.8%			76.6%	71.3%

Gross profit	$19,294	$28,441	$(9,147)	(32.2)%	$58,144	$75,782	$(17,638)	(23.3)%
Percentage of revenue	23.0%	31.2%			23.4%	28.7%

Cost of goods sold was $64.6 million for the three months ended March 31, 2012, an increase of $1.9 million, or 3.1%, as compared to $62.6 million for the same period of last year, primarily as a result of lower factory utilization and increase in raw material prices. Gross margin decreased by 8.2% to 23.0% for the three months ended March 31, 2012 as compared to 31.2% for the same period of last year. The decrease in gross margin was primarily due to selling price erosion and lower factory utilization. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. For example, during the initial ramp-up period of our Oregon fab acquired in January 2012, our gross margin for the March 2012 quarter was adversely affected by approximately 2.0% to 2.5%. We expect the gross margin will gradually improve as production at the Oregon fab ramps up in subsequent quarters.

Cost of goods sold was $189.9 million for the nine months ended March 31, 2012, an increase of $1.2 million, or 0.6%, as compared to $188.7 million for the same period of last year, primarily as a result of lower factory utilization and an increase in raw material prices. Gross margin decreased by 5.3% to 23.4% for the nine months ended March 31, 2012 as compared to 28.7% for the same period of last year. The decrease in gross margin was primarily due to selling price erosion and lower factory utilization.

Research and development expenses

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,510	$7,580	$(1,070)	(14.1)%	$23,012	$20,448	$2,564	12.5%
Research and development expenses were $6.5 million for the three months ended March 31, 2012, a decrease of $1.1 million, or 14.1% as compared to $7.6 million for the same period of last year. The decrease was primarily attributable to a $0.9 million decrease in prototyping and engineering expenses due to the substantial completion of the transition of our technology platform to the Oregon fab in the current quarter, and a $0.2 million decrease in bonuses which varied with our business performance.
Research and development expenses were $23.0 million for the nine months ended March 31, 2012, an increase of $2.6 million, or 12.5%, from $20.4 million for the same period of last year. The increase was primarily attributable to a $3.0 million increase in product prototyping and engineering expenses associated with qualifying the Oregon fab and a $0.6 million increase in depreciation and amortization expenses related to the newly acquired fixed assets during the period, partially offset by a $1.0 million decrease in bonuses which varied with our business performance.
Selling, general and administrative expenses

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative expenses	$9,028	$9,523	$(495)	(5.2)%	$26,144	$27,761	$(1,617)	(5.8)%
Selling, general and administrative expenses were $9.0 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 5.2% as compared to $9.5 million for same period of last year. The decrease was primarily due to a $0.8 million decrease in audit, accounting, legal and consulting fees related to special projects, including the U.S. GAAP conversion and the APM acquisition during the prior year, a $0.1 million decrease in employee compensation primarily related to bonuses which varied with business performance, a $0.1 million decrease in commission expenses due to lower sales and a $0.1 million decrease in business tax from a subsidiary in China; partially offset by a $0.5 million increase in allowance for doubtful accounts related to a service customer and a $0.1 million increase in depreciation and amortization expenses primarily related to fixed assets acquired in previous periods.
Selling, general and administrative expenses were $26.1 million for the nine months ended March 31, 2012, a decrease of $1.6 million, or 5.8% as compared to $27.8 million for the same period of last year. The decrease was primarily due to a $1.2 million decrease in audit, accounting, legal and consulting fees related to special projects, including the U.S. GAAP conversion and the APM acquisition during the prior year, a $0.8 million decrease in employee compensation primarily related to bonuses which varied with business performance, a $0.1 million decrease in commission expenses due to lower sales and a $0.5 million decrease in business tax primarily due to a tax refund of a subsidiary in China, partially offset by a $0.6 million increase in allowance for doubtful accounts, a $0.3 million increase in depreciation and amortization expenses primarily related to fixed assets acquired during the period and intangible assets acquired during the APM acquisition in December 2010.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three and nine months ended March 31, 2012 as compared to the same periods of last year was primarily due to a decrease in average cash and cash equivalents balances.
Interest expense was primarily related to bank borrowings. The increase in interest expenses during the three and nine months ended March 31, 2012 was primarily due to an increase in bank borrowings for working capital purposes as compared to the same periods of last year.

Income on equity investment in APM
Income from our equity investment in APM represented our share of APM's net income before APM was acquired. APM's operating results were consolidated in our financial statements since the acquisition as our wholly-owned subsidiary in December 2010.
Income tax expense

We recognized income tax expense of approximately $1.0 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate was 28.5% and 5.9% for the three months ended March 31, 2012 and 2011, respectively.

We recognized income tax expense of approximately $2.7 million and $2.0 million for the nine months ended March 31, 2012 and 2011, respectively. The effective tax rate was 29.9% and 6.6% for the nine months ended March 31, 2012 and 2011, respectively.

Our effective tax rates for the three and nine months ended March 31, 2012 were higher than those for the same periods of last year primarily due to a change in the mix of earnings in various geographic jurisdictions between the two periods.

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
    As of March 31, 2012, two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with a maximum amount for each subsidiary of RMB 40 million (equivalent of $6.3 million as of March 31, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and indexes to the published London Interbank Offered Rate ("LIBOR") per annum. As of March 31, 2012, the total outstanding balance for the lines of credit was $12.1 million. The effective interest rate for the borrowings was in the range of 4.2% to 4.3% for the nine months ended March 31, 2012.

On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of March 31, 2012, we repurchased an aggregate of 241,170 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

We completed the acquisition of the Oregon fab on January 31, 2012 and paid the remaining $21.3 million of the $26.3 million total purchase price. For more information, see Note 5 to the condensed consolidated financial statements.
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
Cash and cash equivalents
As of March 31, 2012 and June 30, 2011, we had $79.3 million and $86.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$30,825	$37,331
Net cash used in investing activities	(49,763)	(44,051)
Net cash provided by (used in) financing activities	11,535	(71)
Effect of exchange rate changes on cash and cash equivalents	39	43

Net decrease in cash and cash equivalents	$(7,364)	$(6,748)

Cash flows from operating activities

Net cash provided by operating activities of $30.8 million for the nine months ended March 31, 2012 resulted primarily from net income of $6.2 million, non-cash charges of $22.9 million and net increase in working capital of $1.7 million. The non-cash charges of $22.9 million included $18.3 million of depreciation and amortization, $4.0 million of share-based compensation expense, and $0.6 million of allowance for doubtful accounts. The net increase in working capital of $1.7 million was primarily due to a (i) $2.9 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $14.2 million decrease in inventory as we reduced our inventory in response to changes in market condition; (iii) $3.7 million decrease in other current and long term assets primarily due to a decrease in advance payments to suppliers; (iv) $2.3 million increase in accrued and other liabilities primarily related to expenses of the Oregon fab, partially offset by a (a) $20.3 million decrease in accounts payable primarily due to reduction in inventory purchase and (b) $1.5 million decrease in income taxes payable.

Net cash provided by operating activities of $37.3 million for the nine months ended March 31, 2011 resulted primarily from net income of $28.1 million, non-cash charges of $13.0 million, partially offset by a net decrease in working capital of $3.8 million. The non-cash charges of $13.0 million included $11.3 million of depreciation and amortization, $4.2 million of share-based compensation expense, partially offset by $1.8 million of income on equity investment of APM and $0.8 million of gain on equity interest of APM. The net decrease in working capital of $3.8 million was primarily due to a (i) $14.3 million increase in inventory in anticipation of increased demand, (ii) $2.6 million increase in accounts receivable due to higher sales, (iii) $0.8 million increase in deferred taxes, partially offset by a (a) $7.3 million increase in accounts payable and accounts payable to APM, (b) $1.6 million increase in income tax payable, (c) $4.6 million increase in accrued and other liabilities due to increased expenses primarily related to special projects such as the U.S. GAAP conversion and (d) $0.3 million decrease in other current and long term assets.
Cash flows from investing activities

Net cash used in investing activities of $49.8 million for the nine months ended March 31, 2012 was primarily attributable to (i) $28.3 million for purchase of property and equipment to increase our in-house production capacity, (ii) $21.3 million of cash for the acquisition of the new Oregon fab in January 2012 and (iii) $0.1 million related to investment in a privately held company.

Net cash used in investing activities of $44.1 million for the nine months ended March 31, 2011 was primarily attributable to (i) $36.3 million for purchases of property and equipment to increase our in-house production capacity, (ii) $5.0 million of deposit which was applied to the acquisition price of the Oregon fab in January 2012, (iii) $1.8 million additional investment in APM prior to the APM acquisition, (iv) $1.6 million for the APM acquisition, net of cash acquired in December 2010, partially offset by $0.6 million decrease in restricted cash.
Cash flows from financing activities
Net cash provided by financing activities of $11.5 million for the nine months ended March 31, 2012 was primarily attributable to $12.1 million of net proceeds from our revolving lines of credit and $1.3 million of proceeds from exercise of stock options, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.3 million in payment of capital lease obligations.

Net cash used in financing activities was immaterial for the nine months ended March 31, 2011. It was primarily attributable to $2.7 million of proceeds from exercise of stock options, offset by $1.8 million of net repayment of our revolving lines of credit, $0.6 million of payments for IPO related expenses and $0.4 million in payment of capital lease obligations.
Capital expenditures
Capital expenditures of $28.3 million and $36.3 million for the nine months ended March 31, 2012 and 2011, respectively, primarily consisted of purchases of packaging and testing equipment for our in-house manufacturing facilities and purchases of equipment for the Oregon fab. Prior to the acquisition of the Oregon fab, we utilized third-party foundries for wafer fabrication and our capital expenditures were primarily related to purchase of certain specialized equipment consigned to the third-party foundries to support our production requirements. On January 31, 2012, we completed the acquisition of the Oregon fab for a purchase price of $26.3 million cash plus certain assumed liabilities of $0.5 million. Following the acquisition of the Oregon fabrication facility, we expect to use a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements. During the ramp-up period of the Oregon fab, we may incur additional costs and expenses related to integration of the Oregon fab, including costs for additional personnel, raw materials, equipment and other overhead expenses.
Commitments

As of March 31, 2012 and June 30, 2011, we had approximately $30.3 million and $22.0 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.

As of March 31, 2012 and June 30, 2011, we had approximately $1.5 million and $5.2 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of March 31, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Except as set forth below there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on September 9, 2011. The risk factors set forth in our Form 10-K and Form 10-Q are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We expect to incur significant capital expenditures and fixed manufacturing costs in connection with the acquisition of our new fabrication facility, which may negatively impact our results of operations, and the operation of our own fabrication facility may subject us to additional risks.

On January 31, 2012, we completed the acquisition of certain assets associated with IDT's 200mm wafer fabrication facility located in Hillsboro, Oregon. Following the acquisition of the Oregon fab, we have incurred and expect to incur significant costs and expenses relating to the integration and operation of our own wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses. In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to make substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume.

Our gross margin was adversely affected by approximately 2.0% to 2.5% during the quarter ended March 31, 2012 due to the operation of the Oregon fab. We expect our gross margin will continue to be adversely affected during the ramp-up period of the next one to two quarters. We may not be able to realize a sufficient return for our investment on the Oregon fab, and failure to do so may have an adverse effect on our financial condition and results of operations.

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

We currently primarily use third-party foundries for the fabrication of our wafers. We expect to continue to rely on third party foundries following the initial ramp-up period of the Oregon fab. However, the allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. If we cannot maintain sufficient capacity or control pricing with our existing third-party foundries, we may need to increase our own manufacturing capacity, and there is no assurance that we can ramp up the production of the Oregon fab timely to meet the increased demand. If not, we may need to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

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

The integration of newly acquired assets or businesses will also require a significant amount of time and attention from management. On January 31, 2012, we completed the acquisition of the Oregon fab. The integration of this facility will require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate the new wafer fabrication facility successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. Delays in integrating the new fabrication facility, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, operating results, financial condition and stock price.

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

Our future success will depend on our ability to continue to introduce, develop and distribute new products and product enhancements that meet the specifications of our customers in a timely and cost-effective manner. Our customers are mainly ODMs and OEMs who are focused on reducing their number of vendors that they use. As a result, our ability to introduce new products rapidly and to maintain an extensive product portfolio is critical to developing and maintaining successful customer relationships. The development of our products is highly complex and our products must conform to the specifications or standards of our customers. We have, at times, experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and customer acceptance of our products depend on a number of factors, including:

•	timely introduction and completion of new designs and timely qualification and certification of our products for use in our end customers' products;

•	commercial acceptance and volume production of the products into which our products will be incorporated;

•	market trends towards integration of discrete components into one device;

•	our ability to secure adequate availability of foundry, packaging and testing capacity;

•	achievement of high manufacturing yields;

•	availability, quality, price, performance, power use and size of our products relative to those of our competitors;

•	our customer service, application support capabilities and responsiveness;

•	successful development and expansion of our relationships with existing and potential customers; and

•	changes in technology, industry standards, end customer requirements or end user preferences and our ability to anticipate those changes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2012, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our board of director on October 22, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

May 8, 2012

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MARY L. DOTZ
Mary L. Dotz
Chief Financial Officer
(Principal Financial Officer)