Form 10-K
period 2012-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2012-08-31
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 30, 2011 was approximately $125 million based on Common Shares of the registrant held by each executive officer and director and certain affiliated shareholders who own 10% or more of the outstanding common stock of the registrant have been excluded in that such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,980,909 shares of the registrant's common shares outstanding as of July 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the registrant's fiscal year ended June 30, 2012.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2012

(This page intentionally left blank.)

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 240 new products during the past fiscal year, and over 140 and 190 new products in the fiscal years 2011 and 2010, respectively. Our teams of scientists and engineers have developed an extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce innovative products to address the increasingly complex power requirements of advanced electronics. Our patent portfolio has grown to include 242 patents and 203 patents applications in the United States as of June 30, 2012. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2012, we launched several key product families and technologies to enable high efficiency power conversion solutions. Our metal-oxide-semiconductor field-effect transistors ("MOSFET") portfolio expanded significantly across a full range of voltage applications. For example, we introduced our next generation of low-voltage MOSFET products, or the Gen5 series, that feature a 56% reduction of on-resistance compared to prior-generation products.  In August 2012 we released new MOSFET products with smaller form factors based on our proprietary “molded chip scale packaging” technology, which is capable of reducing the amount of utilized board space by approximately 70% and package height by 50%, and targets a variety of mobile applications.  Recently we developed a new technology platform, the AlphaIGBT technology, that meets the growing demand for energy efficient switching devices for motor control and power conversion applications.  We believe this technology allows us to develop new lines of high-voltage products that target markets for industrial motor control, household appliances, renewable energy systems and advanced power supplies. We also added a medium voltage MOSFET product line that allows significant improvements in power supply efficiency. In addition, we continued to expand our power IC family by introducing new solutions that feature higher efficiency and a smaller footprint in thermally enhanced packages that can be used in a wide range of networking, computing and consumer applications.
Our business model leverages global resources, including research and development expertise in the United States and Asia, cost-effective semiconductor manufacturing in the United States and Asia and localized sales and technical support in several fast-growing electronics hubs. Our core research and development team, based in Silicon Valley and Hillsboro, Oregon, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. In January 2012, we completed the acquisition of a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, from Integrated Device Technology, Inc, or IDT. Given the highly unique nature of discrete power technology, this acquisition was critical for us to accelerate proprietary technology development, speed up new product introduction, reduce manufacturing costs and improve our long-term financial performance. To meet market demand, we allocate our wafer manufacturing requirements to in-house capacity for newer products and selected third-party foundries for more mature high volume products.

Since the acquisition, we have created our next generation of low voltage MOSFET products, our Gen 5 AlphaMOS, developed a new technology platform, (AlphaIGBT) and introduced new medium voltage products at the Oregon fab. Additionally, we have made significant progress in ramping production at our Oregon fab. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost andcycle cycle time. Our in-house packaging capability together with the Oregon fab, position us to drive towards technology leadership in a broad range of power semiconductors.
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
Our industry
Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. With advances in semiconductor technology, the functionality and performance of semiconductors have generally increased over time, while size and cost have generally decreased. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets. A trend that has contributed to the growth of the semiconductor industry.
Analog semiconductors
The semiconductor industry is segmented into analog and digital. Analog semiconductors handle phenomena such as light, sound, motion, radio waves and electrical currents and voltages. In contrast, digital semiconductors process binary signals represented by a sequence of ones and zeros.
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
The rapid growth of the power semiconductor market in recent years has several key drivers. The proliferation of computer and consumer electronics, such as desktop computers, notebooks, tablets, smartphones, flat panel displays and portable media players created the need for sophisticated power management to improve power efficiency and extend battery life. The evolution of these products is characterized by increased functionality, thinner or smaller form factors and decreasing prices. Our Power IC and low voltage MOSFET products address this market. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which is driving the need for our high voltage (500-1000V) and medium voltage (40-400V) MOSFET products. The increased application of power electronics to control motors in white goods and industrial applications, is driving demand for Insulated Gate Bipolar Transistors, or IGBTs. IGBTs are also being used in renewable energy and automotive applications.
The evolution toward smaller form factors and complex power requirements in the low voltage areas has driven further integration in power semiconductors, resulting in power ICs that incorporate the functionalities of both power management and power delivery functions in a single device. Power ICs can be implemented by incorporating all necessary power functions either on one piece of silicon or multiple silicon chips encapsulated into a single device. Additionally, the advancement in semiconductor packaging technology enables increased power density and shrinking form factors.
MOSFETs are generally categorized as low, medium or high voltage MOSFETS.
Low voltage MOSFETs are used to convert voltages, protect batteries and regulate current in all types of electronic equipment. Technology improvements to minimize power losses while performing these functions allows the continuous reduction of equipment size, weight and cost. In portable applications, this leads to slim devices with longer battery life.
Medium voltage MOSFETs facilitate high efficiency in power supplies and reduction of power consumption in data centers, server farms and telecommunication applications.
High voltage MOSFETs are found in the power supplies that convert the AC voltages reaching the home, office or factory, to the appropriate DC voltage for electronic equipment, and as a result the usage of these voltage devices is widespread. Because all the energy used by electronic equipment is processed through a high voltage switch, a great deal of energy may be saved by reducing power losses in these devices.
IGBTs tend to be the preferred switch in higher voltage applications. IGBTs are easily used to create switches and sub-circuits that can handle power applications from a few Kilo Watts to a few Mega Watts. The rapid growth in renewable energy systems and hybrid electric vehicles may further increase demand in the IGBT market and hence drive technological enhancements to improve product efficiencies and performance.
Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing low-costs with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. The “fab-lite” model seeks to achieve the best balance between technological advancement and cost effectiveness by using dedicated in-house technology laboratory to drive rapid new product developments, while utilizing third-party foundry capacity for mature products. This is particularly important in the development of power semiconductor products due to the unique nature of its technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily setup for digital technologies, can be limited when it comes to the development of new power semiconductor technologies.

In summary, the key to financial success in our industry depends on continuous technology advancement and new product development. Superior technology and high performance products can bring faster revenue growth and higher margin.
Our strategies
Our strategy is to advance our position as a designer, developer and global supplier of a broad range of analog semiconductors, specializing in power semiconductors. To accomplish this, we intend to:
Utilize the “fab-lite” business model to bring new products to market faster and drive improved long-term financial performance
The fab-lite business model allows us to accelerate the development of our proprietary technology at the Oregon fab, reduce our product development cycle time to bring new products to market faster, lower our manufacturing costs, and improve our long-term financial performance. We also expect this “fab-lite” model to provide quicker response to our customer demands, enhanced relationships with strategic customers, flexibility in capacity management and geographic diversification of our wafer supply chain. This approach allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. In January 2012, we completed the acquisition of the Oregon fab, which handles a significant portion of our wafer manufacturing requirements. Additionally, we have two in-house packaging and testing facilities which allow us to rely on our own facilities for most of our packaging and testing requirements.

Leverage our power semiconductor expertise to drive new technology platforms
We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions due to our extensive pool of experienced scientists and engineers and our strong IP portfolio. Accordingly, we intend to leverage our expertise to increase the number of power discrete technology platforms and power IC designs to expand our product offerings and deliver complete power solutions for our targeted applications.
Apply our technology platforms to introduce new products and expand our addressable market
We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of over 1,000 products and we have introduced over 240 new products in this past fiscal year. We will continue to leverage our power expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to expand our addressable market and improve our margin profile. We also believe that our expanding product offerings will allow us to penetrate new end-market applications and will provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Leverage global business model for cost-effective growth
We intend to continue to leverage our global resources and regional strengths. We intend to continue to deploy marketing, sales and technical support teams in close proximity to our end customers, particularly in Asia and the United States. We plan to further expand our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins.
Our products

To serve the large and diverse analog market for power semiconductors, we have created a broad product portfolio consisting of two major categories: power discretes and power ICs. Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. The primary function of power MOSFETs is to deliver power by switching, transferring or converting electricity. During the past year, we introduced our fifth generation low-voltage product lines based on our proprietary AlphaMOS technology, which offers increased efficiency and performance by reducing on-resistance by 56% compared to previous generations. Additionally, we released new products based on our advanced packaging technology such as PairFET, which is capable of reducing form factors by combining and compressing two high performance MOSFETs in a single package. We also made significant advances in our mid-voltage portfolio by offering high performance on-resistance and efficiency performance solutions for telecommunications and industrial power supply applications. Our high-voltage portfolio was expanded to include our proprietary insulated-gate bipolar transistor ("IGBT") technology, for which we developed highly robust and easy-to-use solutions designed for industrial motor control and white goods applications.

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. We continued to expand our EZBuck power IC family with products that feature lower on-resistance, small footprint and thermally enhanced packages. While we derive the majority of our revenue from the sales of power discretes products, sales of power ICs have been gaining traction during the past years.

The following table lists our product families and the principal end uses of our products:

Product Family	Description	Product Categories within Product Type	Typical Application
Power Discretes	Low on-resistance switch used for routing current and switching voltages in power control circuits High power switches used for power circuits	DC-AC conversion AC-DC conversion Load switching Motor control Battery protection Power factor correction
Notebooks, netbooks, desktop and tablet PC's, servers, flat panel displays, TVs, graphics cards, game boxes, chargers, battery packs, AC adapters, power supplies, E-bikes, motor control, smart phones and other portable devices, white goods and industrial motor drives, UPS systems, wind turbines, solar inverters and industrial welding

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching	Flat panel displays, TVs, all-in-one-PCs, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, netbooks, tablets, flat panel displays, TVs, cell phones, and portable electronic devices
Power discrete products
Power discretes are used across a wide voltage and current spectrum, requiring them to operate efficiently and reliably under harsh conditions. Due to this wide applicability across diverse end-market applications, we market general purpose MOSFETs that are used in multiple applications as well as MOSFETs targeted for specific applications.
Our current power discrete product line includes industry standard trench MOSFETs, SRFETs, electrostatic discharge, protected MOSFETs, high and mid-voltage MOSFETs and IGBTs.

Our power discretes product family expanded with a wider voltage range of 8V to 1000V. The introduction of our fifth generation AlphaMOS™ in the low voltage line, which includes advanced PairFET™ packaging, offers high efficiency and small size solutions for emerging portable applications. Our medium voltage product line has been expanding rapidly, and we have introduced high performance products targeted at telecommunications and industrial power supply applications. Our recent expansion of highly robust IGBTs in our high voltage product line is opening new serviceable markets in industrial, white goods and power supply applications.
Power IC products
In addition to the traditional monolithic or single chip design, we employ a multi-chip approach for the majority of our power ICs. This multi-chip technique leverages our proprietary MOSFET and advanced packaging technologies to offer integrated solutions to our customers. This allows us to update a product by interchanging only the MOSFETs without changing the power management IC, thereby reducing the time required for new product introduction. We believe that our power IC products improve our competitive position by enabling us to provide higher power density solutions to our end customers than our competitors. This year we broadened our EZBuck™ portfolio with a series of products that feature proprietary ceramic-stable constant-on-time (COT) PWM control, which helps reduce external capacitors. These compact and high efficiency devices produce ultra-fast response to load transients while maintaining a relatively constant switching frequency over the entire input voltage range, is ideal for the computing and communication market segments.

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

Distributors and customers
We have developed direct relationships with key OEMs, most of which we serve through our distributors and ODMs. They include Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group. We sell to Samsung Group directly which accounted for 13.9%, 11.5% and 10.3% of our revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to OEMs, including Lenovo Group and Acer Group.
Through our distributors, we provide products to ODMs who traditionally are contract manufacturers for OEMs. As the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products, which they sell directly to consumers. Our ODM customers include Compal Electronics, Inc., Foxconn, Quanta Computer Incorporated, Pegatron,Wistron Corporation and AOC International. In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. Under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2012 and June 30, 2011, the two largest distributors of our products are WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to these two distributors accounted for 40.9% and 24.0% of our revenue for the fiscal year ended June 30, 2012, respectively, 36.7% and 30.6% of our revenue for the fiscal year ended June 30, 2011, respectively, and 41.1% and 33.0% of our revenue for fiscal year ended June 30, 2010, respectively.
Sales and marketing
Our marketing department is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including technical marketing engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, we have deployed field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs, work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.
Our sales team consisted of sales persons, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Tokyo, Seoul and Sunnyvale, California, complemented by our field applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, sourcing additional demand and promoting our products, in which case we may pay a sales commission to these distributors.
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
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. However, the broad fluctuations in recent periods in the semiconductor industry and global/regional economic environment have had a more significant impact on our results of operations than seasonality.

Backlog
Our sales are made primarily pursuant to standard purchase orders from distributors and direct customers. The amount of backlog to be shipped during any period depends on various factors, and all orders are subject to cancellation or modification, usually with no penalty to customers. The quantities actually purchased by customers, as well as shipment schedules, are frequently revised that reflect changes in both the customers' requirements and in manufacturing availability. Therefore, our backlog at any point in time is not a reliable indicator of our future revenue.
Research and development
Because we view technology as a competitive advantage, we invest heavily in research and development to address the technology intensive needs of our end customers. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. In January 2012, we completed the Oregon fab acquisition which has allowed us to accelerate the development and implementation of our proprietary process technologies, thus enhancing our research and development efforts.
We have research and development employees in our Silicon Valley facility, Oregon facility, our Taiwan design center as well as our supporting centers in Shanghai. We believe that this diverse research and development talent enables us to develop leading edge technology platforms and new products. Our areas of research and development focus include:
Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested significant resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. For example, we have developed co-packaging technology in which multiple chips are incorporated into a single device without bondwires, allowing higher performance levels to be achieved. We have expanded our expertise in small packages for portable applications, and recently introduced a proprietary molded chip scale package. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers.
Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon fab as well as the third-party foundries that fabricate our wafers. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.
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
Operations

The manufacture of our products is divided into two major steps: wafer fabrication and packaging and testing. Our wafer fabrication requirements are currently allocated between the newly acquired Oregon fab and third-party foundries. Our in-house packaging and testing facilities handle most of our packaging and testing needs. We outsource a small portion of our packaging and testing requirements to other contract manufacturers.
Wafer fabrication

We have transitioned from a fabless to a “fab-lite” business model through completing the acquisition of the Oregon fab in January 2012. We believe the acquisition of our Oregon fab will accelerate the development of our technology and products, as well as to reduce our manufacturing cost and provide better services to our customers. We expect that we will reduce our reliance on the outsourced wafer capacity as the Oregon fab is ramping up. Currently our main third-party foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in Shanghai. HHNEC has been manufacturing wafers for us since 2002. HHNEC manufactured 49.9%, 68.7% and 71.8% of the wafers used in our products for the fiscal years ended June 30, 2012, 2011 and 2010. Over the last decade, we have developed good working relationships with the third-party foundries.
Packaging and testing
Completed wafers from the foundries are sent to our in-house packaging and testing facilities or to our subcontractors, where the wafers are cut into individual die, soldered to lead frames, wired to terminals and then encapsulated in protective packaging. After packaging, all devices are tested in accordance with our specifications and substandard or defective devices are rejected. We have established quality assurance procedures that are intended to control quality throughout the manufacturing process, including qualifying new parts for production at each packaging facility, conducting root cause analysis, testing for lots with process defects and implementing containment and preventive actions. The final tested products are then shipped to our distributors or customers.

Our in-house packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products. Our facilities have the combined capacity to package and test over 600 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.
Quality assurance
Our quality assurance policy aims to consistently provide our end customers with products that are reliable, durable and free of defects in order to meet or exceed the expectations of excellence and high performance from our end customers. We strive to do so through continuous improvement in our product design and close collaboration with our manufacturing partners to maintain the quality of our products. We received an ISO9001:2000 certification in February 2004 in recognition of our quality assurance standards. ISO9001:2000 is a set of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. We also offer lead-free products in order to comply with Restrictions on the use of Hazardous Substances, or RoHS.
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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductors Corp., Renesas Technology Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.
Our ability to compete depends on a number of factors, including:

•	our success in identifying new and emerging markets, applications and technologies and developing power management solutions for these markets;

•	our capability in quickly developing and introducing proprietary technology and best in class products;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.
Some of our competitors have longer operating histories, more brand recognition, and significantly greater financial, technical, research and development, sales and marketing, manufacturing and other resources. However, we believe that we can compete effectively through our integrated and innovative technology platform and design capabilities, including our multi-chip approach to power IC products, strategic global business model, expanding portfolio of products, diversified and broad customer base, and excellent on-the-ground support and quick time to market for our products.
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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2012, we had 242 patents issued in the United States, of which 39 were acquired, 2 were licensed and 201 were based on our research and development efforts, and these patents are set to expire between 2015 and 2031. We also had a total of 154 foreign patents, including 97 Chinese patents, 49 Taiwanese patents, 6 Korean patents. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2015 and 2030. In addition, as of June 30, 2012, we had a total of 571 patent applications, out of which 203 patents were pending in the United States, 168 patents were pending in China, 185 patents were pending in Taiwan and 15 patents were pending in other countries.

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
Environmental matters

The semiconductor production process, including the semiconductor wafer manufacturing and packaging process, generates air emissions, liquid wastes, waste water and other industrial wastes. We have installed various types of pollution control equipment for the treatment of air emissions and liquid waste and equipment for recycling and treatment of water in our packaging and testing facilities in China and wafer manufacturing facility in Oregon, USA. Waste generated at our manufacturing facilities, including but not limited to acid waste, alkaline waste, flammable waste, toxic waste, oxide waste and self-igniting waste, is collected and sorted for proper disposal. Our operations in China are subject to regulation and periodic monitoring by China's State Environmental Protection Bureau, as well as local environmental protection authorities, including those under the Shanghai Municipal Government, which may in some cases establish stricter standards than those imposed by the State Environmental Protection Bureau. Our operation in Oregon is subject to Oregon Department of Environmental Regulations, Federal Environmental Protection Agency laws and regulations, and local jurisdictional regulations. We believe that we have been in material compliance with applicable environmental regulations and standards and have not had a material or adverse effect on our results of operations from complying with these regulations.

We have received all the applicable environmental assessment reports and approvals with respect to the construction of our manufacturing facilities in China. In addition, these facilities have implemented an ISO14001 environmental management system since June 12, 2009 and August 29, 2006. We also require our subcontractors, including foundries and assembly houses, to meet ISO14001 standards. We believe that we have adopted pollution control measures for the effective maintenance of environmental protection standards consistent with the requirements applicable to the semiconductor industry in China and the U.S.

Our products sold in Europe are subject to RoHS in Electrical and Electronic Equipment, which requires that the products do not contain more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants. Our manufacturing facilities in China also obtained QC080000 certification, which is an IECQ Certificate of Conformity Hazardous Substance Process Management for European Directive 2002/95/EC requirements and a Certificate of Green Partner for Sony Green Partner Program. We avoid using these restricted materials to the extent possible when we design our products.
Employees
As of June 30, 2012, we had approximately 3,100 employees, of which approximately 350 were located in the United States, 2,650 were located in China, and 100 were located in other parts of Asia. Of the total employees, approximately 2,700 were in operations and manufacturing, 140 were in research and development, 120 were in sales and marketing and 140 were in general and administrative. We consider our relationships with our employees to be satisfactory.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2012. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	67	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	60	Director and Chief Operating Officer
Mary L. Dotz	54	Chief Financial Officer
Tony Grizelj	41	Vice President of Worldwide Sales
Yifan Liang	48	Chief Accounting Officer
Mike F. Chang, Ph.D., is the founder of our company and has served as our Chairman of the Board and Chief Executive Officer since the incorporation of our company. Dr. Chang has extensive experience in both technology development and business operations in the power semiconductor industry. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a semiconductor company, or Siliconix, from 1998 to 2000. Dr. Chang also held various other positions at Siliconix from December 1987 to 1998. Earlier in his career, Dr. Chang held various positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.
Yueh-Se Ho, Ph.D., is a co-founder of our company and has served as our Chief Operating Officer since January 2006 and our director since March 2006. Dr. Ho has held various operations management positions in our company since our inception, including the Vice President of Worldwide Operations from 2003 to 2006 and the Vice President of Back End Operations from 2000 to 2003. Prior to co-founding our company, Dr. Ho served as the Director of Packaging Development and Foundry Transfer at Siliconix from 1998 to 2000. Dr. Ho received his B.S. in chemistry from Tamkang University, Taiwan, and Ph.D. in chemistry from the University of Pittsburgh.
Mary L. Dotz has served as our Chief Financial Officer since March 2012. Prior to joining our company, Ms. Dotz, served as Chief Financial Officer of Adaptec, Inc., a global provider of storage solutions from March 2008 until May 2011, and as Chief Financial Officer of Beceem Communications Inc., a provider of chipsets for the WIMAX market, which was later acquired by Broadcom Corp, from October 2005 to March 2008. Previously, she served as Senior Vice President and Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until the acquisition of Pinnacle by Avid Technology, Inc. in August 2005. From October 2000 to January 2005, Ms. Dotz held various management positions in finance, including Vice President Finance, Corporate Controller and Interim Chief Financial Officer, at NVIDIA Corporation, a fabless semiconductor company. Ms Dotz holds a B.S. degree in Business Administration from San Diego State University and an M.B.A. degree from the University of Southern California.

Tony Grizelj has served as our Vice President of Worldwide Sales since March 2011 and our Vice President of Marketing since April 2006. Prior to joining our company in November 2004, Mr. Grizelj served as the Senior Product Marketing Manager at Micrel Semiconductor, Inc., a semiconductor company, from 2000 to 2004. He also held various marketing positions at Siliconix from 1993 to 2000, including regional marketing based in Japan and market development for the MOSFET product line. Mr. Grizelj received his B.S. in electrical engineering from San Jose State University.
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
Our periodic operating results may fluctuate as a result of a number of factors, many of which are beyond our control. These factors include, among others:

•
a deterioration in general demand for electronic products as a result of global or regional financial crises and associated macro-economic slowdowns, and/or the cyclicality of the semiconductor industry;

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements;

•	changes in the utilization of our in-house manufacturing capacity;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

•
the unpredictable volume and timing of orders, deferrals, cancellations and reductions for our products, which may depend on factors such as our end customers' sales outlook, purchasing patterns and inventory adjustments based on general economic conditions or other factors;

•	changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;

•	changes in costs associated with manufacturing of our products, including pricing of wafer, raw materials and assembly services;

•	our concentration of sales in consumer applications and changes in consumer purchasing patterns and confidence; and

•	the adoption of new industry standards or changes in our regulatory environment;
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

If we are unable to introduce or develop new and enhanced products that meet our customers' specifications in a timely manner or allow us to enter into new markets, our operating results and competitive position would be harmed.

Our success depends on our ability to continue to introduce, develop and distribute new products and product enhancements that meet the specifications of our customers in a timely and cost-effective manner. Our customers are mainly ODMs and OEMs who are focused on reducing their number of vendors that they use. As a result, our ability to introduce new products rapidly and to maintain an extensive product portfolio is critical to developing and maintaining successful customer relationships. The development of our products is highly complex and our products must conform to the specifications or standards of our customers. We have, at times, experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and customer acceptance of our products depend on a number of factors, including:

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

We cannot guarantee that products which we recently developed or may develop in the future will meet customers' specifications on a timely basis or at all. Furthermore, as part of our growth strategy, we have introduced certain new products that are intended to expand our served available markets. There is no guarantee that we will be able to develop products that will allow us to enter into new markets. We expect to face new and significant challenges in our effort to enter into these highly competitive markets in which we did not have a presence historically. Even if we are able to develop new products that allow us to enter into these new markets initially, we may not be able to sustain the effort on a long term-basis or establish sufficient market share to achieve meaningful returns from our investment. Our failure to do so will adversely affect our business, results of operations, financial condition and prospects.
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
The consumer end markets in which our products are used are highly competitive. Our OEM end customers may not successfully sell their products for a variety of reasons, including:

•	general global and regional economic conditions;

•	late introduction or lack of market acceptance of their products;

•	lack of competitive pricing;

•	shortage of component supplies;

•	excess inventory in the sales channels into which our end customers sell their products;

•	changes in the supply chain; and

•	changes as a result of regulatory restrictions applicable to China-exported products.
 Our success depends on the ability of our OEM end customers to sell products incorporating our products. In addition, we have expanded our business model to include more OEMs in our customer base. The failure of our OEM end customers to achieve or maintain commercial success for any reason could harm our business, results of operations, financial condition and prospects.

We expect to incur significant capital expenditures and fixed manufacturing costs in connection with the operation of our Oregon fab, which may negatively impact our results of operations, and the operation of our own fabrication facility may subject us to additional risks.

On January 31, 2012, we completed the acquisition of the Oregon fab, and we have incurred and expect to incur significant costs and expenses relating to the integration and operation of our own wafer fabrication facility, including costs for additional personnel, raw materials, equipment and other overhead expenses. Following the acquisition of the Oregon fab, our gross margin was adversely affected by approximately 2% to 3% during the third and fourth quarters of fiscal year 2012. We expect our gross margin will continue to be adversely affected during the next one to two quarters as we continue to ramp up our operation at the Oregon fab.

Furthermore, the manufacturing processes of a fabrication facility are complex and subject to interruptions, and prior to the acquisition of the Oregon fab, our experience in operating a wafer facility has been limited to active collaboration with third-party foundries. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.

In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to make substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume, which may cause delay in our ability to deliver new products or negatively impact our results of operations.
The operation of our own fabrication facility may subject us to additional risks. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity, which may adversely affect our operating results. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities.
Defects and poor performance in our products could result in loss of customers, decreased revenue, unexpected expenses and loss of market share, and we may face warranty and product liability claims arising from defective products.
Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. It can also be potentially dangerous as defective power components, or improper use of our products by customers, may lead to power overloads, which could result in explosion or fire. As our products become more complex, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products due to certain errors in the packaging process, and these products were returned to us and subsequently scrapped or sold at a discount. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.
Furthermore, as our products are typically sold at prices much lower than the cost of the equipment or other devices incorporating our products, any defective, inefficient or poorly performing products, or improper use by customers of power components, may give rise to warranty and product liability claims against us that exceed any revenue or profit we receive from the affected products. Historically, we have received claims from our customers for charges such as their labor and other costs replacing defective parts, their lost profit, and/or penalty. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. There is no guarantee that our insurance policies will be available or adequate to protect against such claims. Costs or payments we may make in connection with warranty and product liability claims or product recalls may adversely affect our financial condition and results of operations.
If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.
We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our end customers, channel inventory, and general market conditions. Because we sell most of our products to distributors, who in turn sell to our end customers, we have limited visibility as to end customer demand. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be cancelled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

The utilization of our manufacturing facilities and the provisions for inventory write-downs are important factors in our profitability. If we overestimate demand for our products, or if purchase orders are canceled or shipments delayed, we may have excess inventory, which may result in adjustments to our production plans. These adjustments to our productions may affect the utilization of our own wafer fabrication and packaging facilities. If we cannot sell certain portion of the excess inventory, it will affect our provisions for inventory write-downs. Our inventory write-down provisions are subject to adjustment based on events that may not be known at the time the provisions are made, and such adjustments could be material. We expect to record inventory write downs in the future in the normal course of our business. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share and damage relationships with our distributors and end customers and we may have to forego potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders in a timely manner or at all.
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
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Diodes Incorporated, Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductor Corporation, Renesas Technology Corp., STMicroelectronics N.V., Toshiba Corporation and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc. We expect to face competition in the future from our competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Many of our competitors have competitive advantages over us, including:

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

We depend partly on third-party semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity and control the cost of production could significantly delay our ability to ship our products, damage our relationships with customers, reduce our sales and increase expenses.

Prior to the acquisition of our Oregon fab on January 31, 2012, we depended on third-party foundries for the fabrication of a significant portion of our wafers. Since the acquisition, we have adopted a “fab Lite” business model, in which the allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. Nevertheless, we expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHNEC, which manufactured 49.9%, 68.7% and 71.8% of the wafers used in our products for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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
We have two in-house packaging and testing facilities located in Shanghai, China that handle most of our packaging and testing requirements. The operation of a high-volume packaging and testing facility and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operates efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. If we are unable to utilize our in-house facilities at a desirable level of production, our gross margin and results of operations may be adversely affected. In addition, the operation of our packaging and testing facilities is subject to a number of risks, including the following:

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. For example, we acquired the Oregon fab on January 31, 2012, and we are currently in the process of integrating and ramping up the Oregon fab. As is common in the semiconductor industry in bringing up a newly acquired manufacturing facility, we may experience delays or problems in changing our process technologies, achieving acceptable yields, or meeting delivery schedules, which may adversely affect our business, operating results, and financial conditions. Moreover, even if we were able to fully integrate the new wafer fabrication facility successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

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
Our in-house manufacturing operations, including wafer manufacturing, packaging and testing, are subject to a variety of environmental regulations relating to the use, handling, discharge and disposal of toxic or otherwise hazardous materials. See “Item 1. Business - Environmental matters.” Compliance with environmental regulations could require us to acquire expensive pollution control equipment or to incur other substantial expenses or investigate and remediate contamination at our current facilities. Any failure, or any claim that we have failed, to comply with these regulations could cause delays in our production and capacity expansion and affect our public image, either of which could harm our business. In addition, any failure to comply with these regulations could subject us to substantial fines or other liabilities, result in the suspension of our operating permit, or require us to terminate or adversely modify our in-house packaging and testing operations.
Our reliance on distributors to sell a substantial portion of our products subjects us to a number of risks.
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 64.9%, 67.3% and 74.1% of our revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Our agreement with Frontek Technology Corporation, a member of WPG, was renewed in July 2010 with a one-year term and will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. Our agreement with Promate was renewed in July 2010 with a five-year term and thereafter will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $16.3 million and $19.2 million at June 30, 2012 and 2011, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2012 and 2011 were $2.0 million and $1.9 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent,

copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2012, we owned 242 issued U.S. patents expiring between 2015 and 2031 and had 203 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan, Europe and Korean.
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
As is typical in the semiconductor industry, we or our customers may receive claims of infringement from time to time or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties that may cover some of our technology, products and services or those of our end customers. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights which has resulted in protracted and expensive arbitration and litigation for many companies. Patent litigation has increased in recent years owing to increased assertions made by intellectual property licensing entities or non-practicing entities and increasing competition and overlap of product functionality in our markets.
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

Because of the complexity of the technology involved and the uncertainty of litigation generally, any intellectual property arbitration or litigation involves significant risks. Any claim of intellectual property infringement against us may require us to:

•	pay substantial damages to the party claiming infringement;

•	refrain from further development or sale of our products;

•	attempt to develop non-infringing technology, which may be expensive and time consuming, if possible at all;

•	enter into costly royalty or license agreements that might not be available on commercially reasonable terms or at all;

•	cross-license our technology with a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; and

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
External factors such as potential terrorist attacks, acts of war, financial crises, such as the global or regional economic recession, or geopolitical and social turmoil in those parts of the world that serve as markets for our products could have significant adverse effect on our business and operating results in ways that cannot presently be predicted. Any future economic downturn or recession in the global economy in general and, in particular, on the economies in China, Taiwan and other countries where we market and sell our products, will have an adverse effect on our results of operations. In addition, in June 2011, we began to experience a general slow down of global economic activities in our core computing and consumer markets that have adversely affected our results of operations. While we have observed a gradual improvement during the second half of fiscal year 2012, we cannot be certain if and when such cyclical trend will repeat and how much negative impact it will have on our business, financial conditions, and results of operations.
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

We have adopted a global business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. The following are some of the risks inherent in doing business on an international level that may not be applicable to domestic companies:

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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan and Singapore. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was 21.7%, 6.5% and 3.8% for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2012 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
Risks Related to Our Industry
The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
As is typical in the semiconductor industry, the average selling price of a particular product has historically declined significantly over the life of the product. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for older generations of products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins for a particular product. If not offset by sales of other products with higher gross margins, our overall gross margins may be adversely affected. Our business, results of operations, financial condition and prospects will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs and developing new or enhanced products on a timely basis, with higher selling prices or gross margins.
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
Risks Related to Our Corporate Structure and Our Common Shares
Our share price may be volatile and you may be unable to sell your shares at or above the purchase price, if at all.
Our common shares began trading on The NASDAQ Global Market in April 2010. Limited trading volumes and liquidity may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish. In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. Since the commencement of trading of our common shares on The NASDAQ Global Market to the end of July 2012, our share price ranged from a low of $7.21 to high of $17.91. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	announcements regarding intellectual property litigation involving us or our competitors;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	announcement of acquisition and major corporate transactions;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	our ability to increase our gross profit;

•	changes in the estimation of the future size and growth rate of our markets;

•	additions or departures of key personnel;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China; and

•	and other factors.
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
If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common shares or if our operating results do not meet their expectations, the trading price of our common shares could decline.

The market price of our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. There is no guarantee that these analysts will understand our business and results, or that their reports will be accurate or correctly predict our operating results or prospects. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price of our common shares or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common shares or if our operating results or prospects do not meet their expectations, the market price of our common shares could decline.
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

Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 20% of our outstanding common shares as of June 30, 2012. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

Item 1B.Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2012, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Approximate Available Space (in square feet)	Primary Use
US
475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Non US
Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 801, Building 8, Zhongjian Business Building, No. 78, Shuikengwei Street, Macau	290	Manufacturing support

Building 5/8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	225,082	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	229,250	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,000	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

11th Floor, Novel-tech Building 201-6, Nonhyun-Dong, Gangnam-Gu, Seoul, Korea 135-010	2,000	Marketing and field application engineering support

6F, Nihonbashi Honcho Plaza Building Nihonbashi Honcho 2-6-1, Chuo Ku Tokyo 103-0023	712	Marketing and field application engineering support
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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Shares
Our common share has traded on the NASDAQ Global Market since April 29, 2010, under the symbol AOSL. The following table sets forth, for the periods indicated, the high and low sales prices of our common share as reported by the NASDAQ Global Market.

2010		High	Low
Fourth Fiscal Quarter:	April 29, 2010 - June 30, 2010	$17.91	$13.80

2011		High	Low
First Fiscal Quarter:	July 1, 2010 - September 30, 2010	$13.65	$9.94
Second Fiscal Quarter:	October 1, 2010 - December 31, 2010	$13.56	$11.00
Third Fiscal Quarter:	January 1, 2011 - March 31, 2011	$14.45	$12.44
Fourth Fiscal Quarter:	April 1, 2011 - June 30, 2011	$14.18	$12.33

2012
First Fiscal Quarter :	July 1, 2011 - September 30, 2011	$13.23	$7.32
Second Fiscal Quarter:	October 1, 2011 - December 31, 2011	$9.68	$7.21
Third Fiscal Quarter:	January 1, 2012 - March 31, 2012	$10.66	$7.35
Fourth Fiscal Quarter:	April 1, 2012 - June 30, 2012	$10.14	$8.61

2013
First Fiscal Quarter (through July 31, 2012):	July 1, 2012 - July 31, 2012	$9.30	$7.60
Holders of Our Common Shares
As of July 31, 2012, there were approximately 25 registered shareholders, not including those shares held in street or nominee name.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2012, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
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
Recent Sales of Unregistered Securities

On December 3, 2010, we acquired control of APM in a cash and share transaction. In connection with the acquisition, we issued an aggregate of 1,766,159 common shares at $13.06 per share to the stockholders of APM. The issuance was exempt from the registration requirement of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. There was no purchase of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal year 2012.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of income data for the fiscal years ended June 30, 2012, 2011 and 2010 and selected consolidated balance sheet data as of June 30, 2012 and 2011 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of income data for the fiscal years ended June 30, 2009 and 2008 and selected consolidated balance sheets as of June 30, 2010, 2009 and 2008 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2012	2011 (2)(3)	2010	2009	2008 (1)
	(in thousands, except per share data)
Consolidated Statements of Income (Loss):
Revenue	$342,291	$361,308	$301,840	$185,076	$273,880
Cost of goods sold	259,126	256,087	221,649	146,510	208,373
Gross profit	83,165	105,221	80,191	38,566	65,507
Operating expenses:
Research and development	30,630	29,470	20,943	19,273	22,527
Selling, general and administrative	35,800	37,937	26,323	20,443	35,310
Total operating expenses	66,430	67,407	47,266	39,716	57,837
Operating income (loss)	16,735	37,814	32,925	(1,150)	7,670
Interest income	105	280	39	648	2,044
Interest expense	(342)	(263)	(189)	(587)	(129)
Income (loss) on equity investment in APM	—	1,768	6,546	(4)	2,633
Gain on equity interest in APM	—	837	—	—	—
Income (loss) before income taxes	16,498	40,436	39,321	(1,093)	12,218
Income tax expense (benefit)	3,581	2,609	1,497	(192)	1,584
Net income (loss)	$12,917	$37,827	$37,824	$(901)	$10,634

Less accretion on redeemable convertible preferred shares	—	—	—	—	(17)
Less 8% non-cumulative dividends on
convertible preferred shares	—	—	(3,453)	—	(4,144)
Net income (loss) attributable to common shareholders - Basic	$12,917	$37,827	$34,371	$(901)	$6,473
Adjustment to net income (loss) for dilutive securities	—	—	3,453	—	1,604
Net income (loss) attributable to common shareholders - Diluted	$12,917	$37,827	$37,824	$(901)	$8,077

Net income (loss) per share attributable to common shareholders
Basic	$0.52	$1.61	$3.24	$(0.11)	$0.83
Diluted	$0.50	$1.51	$1.78	$(0.11)	$0.47
Weighted average number of shares used in computing net income (loss) per share attributable to common shareholders
Basic	24,656	23,495	10,594	7,914	7,837
Diluted	25,606	24,989	21,192	7,914	17,017

	Year Ended June 30,
	2012	2011 (2)(3)	2010	2009	2008 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,166	$86,708	$119,001	$60,416	$44,095
Working Capital	$129,862	$118,366	$117,182	$51,914	$51,801
Total assets	$366,157	$347,438	$258,656	$160,820	$161,192
Bank borrowings - long term	16,429	—	—	8,610	8,405
Capital leases - long term	1,085	130	436	1,019	1,415
Total shareholders' equity	$279,393	$260,250	$189,446	$94,500	$92,146

(1)
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

(2)
We held a 40.3% equity interest in APM at June 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 and held a 43% equity interest in APM immediately prior to the APM acquisition. The investment was accounted for under the equity method of accounting. On December 3, 2010, we acquired all of the outstanding shares of APM and APM's operating results were included in our consolidated financial statements since the date of the acquisition.

(3)
Upon the completion of the APM acquisition in fiscal year 2011, we performed a review and assessment of the useful lives of certain of our property and equipment. As a result of our review, we revised the estimated useful life of the related manufacturing machinery and equipment from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this accounting change was to decrease depreciation expense related to cost of goods sold by $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, and increase basic net income per share by approximately $0.17 and increase diluted net income per share by approximately $0.16 for fiscal year 2011.

Conversion from IFRS to U.S. GAAP
We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer under applicable SEC rules. As a result, beginning July 1, 2011, we were required to report our consolidated financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements under IFRS to U.S. GAAP. A summary of significant relevant differences of individual items in the financial statements between IFRS and U.S. GAAP and their impact to the above historical consolidated financial data is outlined below:
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

Under IFRS, such preferred shares were classified as a liability for the fiscal year ended June 30, 2007. This reclassification required that the preferred shares be marked-to-market at each reporting period. As a result, our IFRS financial statements as reported in our previous annual report in Form 20-F included a non-cash, non-operating charge of $30.9 million for the fiscal years ended June 30, 2008. Following further changes to our bye-laws in October 2007, all preferred shares were reclassified to equity under IFRS and no further charges were incurred.
All our preferred shares were converted to common shares concurrent with the close of our IPO in May 2010.

Inventory reserves
We record inventories at the lower-of-cost-or-market under both U.S. GAAP and IFRS. Under U.S. GAAP, a write-down of inventory to the lower-of-cost-or-market creates a new cost basis that subsequently cannot be reversed based on changes in circumstances. Under IFRS, when circumstances that previously caused the inventory write down no longer exist or when there is clear evidence of an increase in net realizable value, the amount of the write-down is reversed even though the associated inventories have not been sold. The impact to the statement of income (loss) due to the difference between U.S. GAAP and IFRS was to increase inventory reserves for the fiscal years ended June 30, 2010, 2009 and 2008 by $100,000, $320,000 and $18,000, respectively.
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
The increase/(decrease) in share-based compensation expense resulted from the accounting for the different transition dates between U.S. GAAP and IFRS and the application of APB 25 for the fiscal years ended June 30, 2010, 2009 and 2008 was $115,000, $45,000 and ($384,000), respectively.
Investment in APM
We have made various investments in APM since APM's inception in July 2004. Prior to our acquisition of APM in December 2010, the investment was accounted for under the equity method of accounting under both IFRS and U.S. GAAP. The changes in income/(loss) on equity investment in APM resulted from the difference between U.S. GAAP and IFRS for the fiscal years ended June 30, 2010, 2009 and 2008 was $251,000, $31,000 and $(189,000), respectively.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 240 new products during the past fiscal year, and over 140 and 190 new products in the fiscal years 2011 and 2010, respectively. Our teams of scientists and engineers have developed an extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce innovative products to address the increasingly complex power requirements of advanced electronics. Our patent portfolio has grown to include 242 patents and 203 patents applications in the United States as of June 30, 2012. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2012, we launched several key product families and technologies to enable high efficiency power conversion solutions. Our metal-oxide-semiconductor field-effect transistors ("MOSFET") portfolio expanded significantly across a full range of voltage applications. For example, we introduced our next generation of low-voltage MOSFET products, or the Gen5 series, that feature a 56% reduction of on-resistance compared to prior-generation products.  In August 2012 we released new MOSFET products with smaller form factors based on our proprietary “molded chip scale packaging” technology, which is capable of reducing the amount of utilized board space by approximately 70% and package height by 50%, and targets a variety of mobile applications.  Recently we developed a new technology platform, the AlphaIGBT technology, that meets the growing demand for energy efficient switching devices for motor control and power conversion applications.  We believe this technology allows us to develop new lines of high-voltage products that target markets for industrial motor control, household appliances, renewable energy systems and advanced power supplies. We also added a medium voltage MOSFET product line that allows significant improvements in power supply efficiency. In addition, we continued to expand our power IC family by introducing new solutions that feature higher efficiency and a smaller footprint in thermally enhanced packages that can be used in a wide range of networking, computing and consumer applications.
Our business model leverages global resources, including research and development expertise in the United States and Asia, cost-effective semiconductor manufacturing in the United States and Asia and localized sales and technical support in several fast-growing electronics hubs. Our core research and development team, based in Silicon Valley and Hillsboro, Oregon, is complemented by our design center in Taiwan and process, packaging and testing engineers in China. In January 2012, we completed the acquisition of a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, from Integrated Device Technology, Inc, or IDT. Given the highly unique nature of discrete power technology, this acquisition was critical for us to accelerate proprietary technology development, speed up new product introduction, reduce manufacturing costs and improve our long-term financial performance. To meet market demand, we allocate our wafer manufacturing requirements to in-house capacity for newer products and selected third-party foundries for more mature high volume products. Since the acquisition, we have created our next generation of low voltage MOSFET products, our Gen 5 AlphaMOS, developed a new technology platform, (AlphaIGBT) and introduced new medium voltage products at the Oregon fab. Additionally, we have made significant progress in ramping production at our Oregon fab. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time. Our in-house packaging capability together with the Oregon fab, position us to drive towards technology leadership in a broad range of power semiconductors.
On December 3, 2010, we acquired control of APM in a cash and stock transaction with a purchase price of $40.0 million. We had a 43.0% equity interest in APM prior to the acquisition and the equity investment was accounted for under the equity method of accounting. After the acquisition, APM became our wholly-owned subsidiary.
Our revenue was $342.3 million for the fiscal year ended June 30, 2012, which represented a decrease of $19.0 million or 5.3%, from $361.3 million for the fiscal year ended June 30, 2011. Our net income was $12.9 million, or $0.50 per diluted share, for the fiscal year ended June 30, 2012, compared to a net income of $37.8 million, or $1.51 per diluted share, for the fiscal year ended June 30, 2011.

Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global and regional economic conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, we experienced a general slowdown of global and regional economic conditions, particularly in our core computing and consumer markets, in the first three quarters of the fiscal year 2012, which have adversely affected our results of operations for the year. While we have observed a gradual improvement during the three months ended June 30, 2012, we cannot be certain if and when such cyclical trend will repeat and how much negative impact it will have on our business, financial conditions, and results of operations.
Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our established products will continue to decline in the future. However, as a normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, introducing existing products for new applications and new customers, and reducing manufacturing cost of existing products.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. Additionally, in recent periods broad fluctuations in the semiconductor markets and the global and regional economic conditions have had a more significant impact on our results of operations than seasonality.
Product introductions and customers' specification and market diversification: Our success depends on our ability to introduce products on a timely basis that meet our customers' specifications. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Recently we have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets such as the telecommunications and industrial markets. Our failure to introduce products on a timely basis that meet customers' specifications and our inability to continue to expand our serviceable markets could adversely affect our financial performance.
Manufacturing costs: Our gross margin may be affected by our manufacturing costs, including pricing of wafers purchased from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply. Capacity utilization may also affect our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During the ramp-up period of our Oregon fab which was acquired in January 2012, our gross margin for the third and fourth quarters of fiscal year 2012 was adversely affected by approximately 2.0% to 3.0%, and this negative impact may continue for the next one or two quarters. However, we expect our gross margin will gradually improve as production of the facility ramps up in subsequent quarters. In the long run, we anticipate that the “fab-lite” model will positively impact our gross margin by accelerating the development of new technology and allowing more cost-effective and efficient development of high-value products.
Other factors that may affect comparability
APM acquisition: We held a 40.3% equity interest in APM at June 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 resulting in a 43.0% equity interest in APM. The investment was accounted for under the equity method of accounting through the date of acquisition. On December 3, 2010, we acquired APM and APM's operating results were reflected in our consolidated financial statements subsequent to that date.
Change in accounting estimate: During fiscal year 2011, upon the completion of APM acquisition, we performed a review and assessment of the useful lives of certain of our property and equipment. Based on the results of our review, we revised the estimated useful life of the related manufacturing and facility equipment from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this change was to decrease depreciation expense related to cost of goods sold by $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, increase basic net income per share by approximately $0.17 and increase diluted net income per share by approximately $0.16 for fiscal year 2011.

Conversion of IFRS to U.S. GAAP. We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to the SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer. As a result, beginning on July 1, 2011, we are required to report our financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements from IFRS to U.S. GAAP. See "Item 6. Selected Financial Data" for a discussion of relevant differences of individual items in the financial statements between IFRS and U.S. GAAP.
Principal line items of statements of income
The following describes the principal line items set forth in our consolidated statements of income:
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
Our product revenue includes the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the ODMs or OEMs, we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In these situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and cost associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase.
Operating expenses
Our operating expenses consist of research and development and selling, general and administrative expenses. We expect that our total operating expenses will generally increase in absolute dollar amount over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs for research and development personnel. As we continue to invest significant resources in developing new technologies and products, we expect our research and development expenses to increase.
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to increase as we expand our business.

Income on equity investment in APM
We had a 40.3% equity interest in APM as of September 30, 2010. In October, 2010, we made an additional equity investment of $1.8 million in APM which resulted in aggregate a 43.0% equity interest in APM prior to the APM acquisition on December 3, 2010. Our investment in APM was accounted for under the equity method of accounting prior to December 3, 2010 and we recorded income on equity investment in APM prior to the APM acquisition. APM's operating results were consolidated in our financial statements since the acquisition.
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

Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2012, 2011 and 2010. Our historical results of operation are not necessarily indicative of the results for any future period.

	Fiscal Year Ended June 30,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(% of revenue)
Revenue	$342,291	$361,308	$301,840	100.0%	100.0%	100.0%
Cost of goods sold (1)	259,126	256,087	221,649	75.7%	70.9%	73.4%
Gross profit	83,165	105,221	80,191	24.3%	29.1%	26.6%

Operating expenses:
Research and development (1)	30,630	29,470	20,943	8.9%	8.2%	7.0%
Selling, general and administrative (1)	35,800	37,937	26,323	10.5%	10.5%	8.7%
Total operating expenses	66,430	67,407	47,266	19.4%	18.7%	15.7%
Operating income	16,735	37,814	32,925	4.9%	10.4%	10.9%

Interest income	105	280	39	—%	0.1%	—%
Interest expense	(342)	(263)	(189)	(0.1)%	(0.1)%	(0.1)%
Income on equity investment in APM	—	1,768	6,546	—%	0.5%	2.2%
Gain on equity interest in APM	—	837	—	—%	0.3%	—%
Income before income taxes	16,498	40,436	39,321	4.8%	11.2%	13.0%
Income tax expense	3,581	2,609	1,497	1.0%	0.7%	0.5%
Net income	$12,917	$37,827	$37,824	3.8%	10.5%	12.5%
(1) Includes share-based compensation expense allocated as follows:

	Year Ended June 30,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(% of revenue)
Cost of goods sold	$532	$629	$317	0.2%	0.2%	0.1%
Research and development	1,361	1,716	905	0.4%	0.5%	0.3%
Selling, general and administrative	3,529	3,829	2,337	1.0%	1.1%	0.8%
	$5,422	$6,174	$3,559	1.6%	1.8%	1.2%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$267,059	$284,094	$258,037	$(17,035)	(6.0)%	$26,057	10.1%
Power IC	53,396	62,706	43,803	(9,310)	(14.8)%	18,903	43.2%
Packaging and testing services	21,836	14,508	—	7,328	50.5%	14,508	100.0%
	$342,291	$361,308	$301,840	$(19,017)	(5.3)%	$59,468	19.7%

Fiscal 2012 vs 2011
Total revenue was $342.3 million for fiscal year 2012, a decrease of $19.0 million, or 5.3% as compared to $361.3 million for fiscal year 2011. The decrease consisted of $17.0 million and $9.3 million decrease in sales of power discrete and power IC products, respectively, partially offset by $7.3 million increase in packaging and testing services revenue due to only seven months service revenue recognition for fiscal 2011 prior to the acquisition of APM in December 2010. The decrease in sales of power discrete and power IC products was primarily due to the semiconductor industry downturn in the first half of fiscal year 2012 which resulted in a 11.3% decline in average selling prices. In response to the softened demand, we introduced more than 240 new products during the year as well as further expanded our high- and medium-voltage product portfolio to successfully gain market share in certain areas, which resulted in a 4.1% increase in unit shipments during the year. During fiscal year 2012, we introduced 125 medium and high voltage MOSFETT products, targeting the high-value communication and industrial markets, as well as 76 low voltage MOSFETT products for our existing computing markets.
Fiscal 2011 vs 2010
Total revenue was $361.3 million for fiscal year 2011, an increase of $59.5 million, or 19.7%, as compared to $301.8 million for fiscal year 2010. The increase of $26.1 million and $18.9 million in sales of power discrete and power IC products, respectively was primarily a result of a 10.0% increase in unit shipments due to increased demand and a 4.6% increase in average selling prices due to favorable product mix. We introduced 196 and 145 new products during fiscal years 2011 and 2010, respectively. New products introduced in fiscal years 2011 included high-voltage and medium-voltage products that were developed based on our new technology platforms. Revenue from these high-voltage and medium-voltage products increased slowly as we gradually gained design wins in the new application markets. As we continued to expand our power IC product family, revenue from our power IC products increased by $18.9 million, or 43.2%, as compared to $43.8 million for fiscal year 2010. The increase of $14.5 million in packaging and testing services revenue was due to the acquisition of APM in December 2010. Prior to the acquisition, we recorded our share of income of APM under the equity method. Toward the end of fiscal year 2011, we began to experience a general global slow down in the core computing and consumer markets and the softened demand caused a shift in product mix and average selling prices.
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$259,126	$256,087	$221,649	$3,039	1.2%	$34,438	15.5%
Percentage of revenue	75.7%	70.9%	73.4%

Gross profit	$83,165	$105,221	$80,191	$(22,056)	(21.0)%	$25,030	31.2%
Percentage of revenue	24.3%	29.1%	26.6%
Fiscal 2012 vs 2011

Cost of goods sold was $259.1 million for fiscal year 2012, an increase of $3.0 million, or 1.2%, as compared to $256.1 million for fiscal year 2011. Gross margin decreased by 4.8% to 24.3% for fiscal year 2012 as compared to 29.1% for fiscal year 2011. The decrease in gross margin was primarily due to selling price erosion, lower factory utilization and higher period costs related to the ramp up of our Oregon fab facility acquired in January 2012, partially offset by the benefits gained from our new products introduction and costs savings from material purchases during the year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During the initial ramp-up period of our Oregon fab acquired in January 2012, our gross margin for the third and fourth quarters of fiscal year 2012 was adversely affected by approximately 2.0% to 3.0% and this negative impact may continue for the next one or two quarters. However, we expect our gross margin to gradually improve as production at the Oregon fab ramps up in subsequent quarters.
Fiscal 2011 vs 2010
Cost of goods sold was $256.1 million for fiscal year 2011, an increase of $34.4 million, or 15.5%, as compared to $221.6 million for fiscal year 2010, primarily as a result of increased unit shipments. Our gross margin improved by 2.5% to 29.1% for fiscal year 2011 from 26.6% for fiscal year 2010. This gross margin improvement was primarily due to higher factory utilization as the majority of our packaging and testing manufacturing was handled in-house after we acquired APM and a decrease in packaging and testing service fees paid to third-party contractors. We also changed our estimated depreciation life for certain manufacturing machinery and equipment from 5 years to 8 years, which resulted in lower depreciation expense of $5.1 million in fiscal year 2011. These cost reductions were partially offset by an increase in wafer prices from our primary foundry.

Research and development expenses

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$30,630	$29,470	$20,943	$1,160	3.9%	$8,527	40.7%
Fiscal 2012 vs 2011
Research and development expenses were $30.6 million for fiscal year 2012, an increase of $1.2 million, or 3.9%, from $29.5 million for fiscal year 2011. The increase was primarily attributable to a $1.2 million increase in product prototyping and engineering expenses related to qualifying the Oregon fab and introduction of 247 new products during fiscal year 2012 as compared to 196 new products of prior year, a $0.6 million increase in depreciation and amortization expenses related to the newly acquired fixed assets during the year, partially offset by a $0.6 million decrease in personnel expenses primarily related to bonuses which varied with our business performance. As we continue to invest significant resources in developing new technologies and new products and expanding our manufacturing capacity, we expect our research and development expenses to increase.
Fiscal 2011 vs 2010
Research and development expenses were $29.5 million for fiscal year 2011, an increase of $8.5 million, or 40.7% from $20.9 million for fiscal year 2010. The increase was attributable to a $2.0 million increase in engineering and new products prototyping expenses as we introduced 196 new products during fiscal year 2011 as compared to 145 new products in fiscal year 2010, a $2.2 million incremental expenses in qualifying a new third-party fabrication facility to expand our manufacturing capacity, a $1.8 million increase in personnel expenses as we increased headcount and bonuses in fiscal year 2011, a $0.8 million increase in share-based compensation expense related to stock awards granted during the year, and a $0.8 million increase in facility expenses as our corporate and research and development center in the U.S. was relocated to a larger facility in March 2010.
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general
and administrative	$35,800	$37,937	$26,323	$(2,137)	(5.6)%	$11,614	44.1%
Fiscal 2012 vs 2011
Selling, general and administrative expenses were $35.8 million for fiscal year 2012, a decrease of $2.1 million, or 5.6% from $37.9 million for fiscal year 2011. The decrease was primarily due to a $1.3 million decrease in audit, accounting, legal and consulting fees related to special projects, including the U.S. GAAP conversion and the APM acquisition during the prior year, a $0.4 million decrease in personnel expenses primarily related to bonuses which varied with business performance, a $0.2 million decrease in commission expenses due to lower sales volume, a $0.6 million decrease in business tax primarily due to a tax refund of a subsidiary in China, a $0.3 million increase in tax concession and refund of tax handling fees of certain subsidiaries in China and a $0.3 million decrease in share-based compensation primarily due to less stock options granted in fiscal year 2012. This decrease was partially offset by a $0.6 million increase in allowance for doubtful accounts primarily related to a service customer, a $0.4 million increase in depreciation and amortization expenses primarily related to fixed assets acquired during the period and intangible assets acquired during the APM acquisition in December 2010.
Fiscal 2011 vs 2010
Selling, general and administrative expenses were $37.9 million for fiscal year 2011, an increase of $11.6 million, or 44.1%, from $26.3 million for fiscal year 2010. The increase was primarily attributable to a $2.8 million increase in personnel expenses due to an increase in headcount and bonuses, a $1.9 million increase in sales commissions and sales samples associated with our revenue growth, a $1.4 million increase in share-based compensation expense related to stock awards granted during fiscal year 2011, a $1.1 million increase in professional fees related to the conversion of our financial statements under IFRS to U.S. GAAP, a $0.9 million incremental expenses associated with being a public company, a $0.4 million increase in facility expenses as our corporate and research and development center in the U.S. was relocated to a larger facility in March 2010, and a $0.4 million increase in professional services fees related to the APM acquisition in December 2010. These increases were partially offset by a $1.1 million decrease in audit, tax and legal expenses that were incurred in connection with our IPO in fiscal year 2010.
Interest income and expenses
Fiscal 2012 vs 2011
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income for fiscal year 2012 as compared to fiscal year 2011 was primarily due to a decrease in average cash and cash equivalents balances.
Interest expense was primarily related to bank borrowings. The increase in interest expenses during fiscal 2012 was primarily due to an increase in bank borrowings including the $20.0 million term loan obtained in May 2012 for working capital purposes as compared to fiscal 2011.
Fiscal 2011 vs 2010
The increase in interest income for fiscal year 2011 as compared to fiscal year 2010 was primarily due to an increase in average cash and cash equivalents balances primarily attributable to the IPO proceeds in April 2010. The increase in interest expenses during fiscal 2011 was primarily due to increase in bank borrowings including the assumption of the APM bank borrowings in connection with the APM acquisition in December 2010.
Income on equity investment in APM

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income on equity
investment in APM	$—	$1,768	$6,546	$(1,768)	(100.0)%	$(4,778)	(73.0)%
Fiscal 2012 vs 2011
Income from our equity investment in APM represented our share of APM's net income before APM was acquired. APM's operating results were consolidated in our financial statements since the acquisition as our wholly-owned subsidiary in December 2010 and therefore it is no longer reflected in this line item for fiscal year 2012.
Fiscal 2011 vs 2010
Income on equity investment in APM was $1.8 million for fiscal year 2011, a decrease of $4.8 million, or 73.0%, from $6.5 million for fiscal year 2010. The decrease was primarily due to consolidation of APM's financial results into our financial statements since the APM acquisition in December 2010 and a $2.6 million benefit related to our share of deferred tax assets of APM recognized during fiscal year 2010.

Income tax expense

	Year Ended June 30,			Change
	2012	2011	2010	2012		2011
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$3,581	$2,609	$1,497	$972	37.3%	$1,112	74.3%
Fiscal 2012 vs 2011

Income tax expense for fiscal years 2012 and 2011 was $3.6 million and $2.6 million, respectively.  Income tax expense increased by $1.0 million, or 37.3%, in fiscal year 2012 as compared to fiscal year 2011 due primarily to a change in the geographic mix of earnings in fiscal 2012 as compared to fiscal 2011, combined with the expiration of the U.S. federal research credit on December 31, 2011.
Fiscal 2011 vs 2010

Income tax expense for fiscal years 2011 and 2010 was $2.6 million and $1.5 million, respectively.  Income tax expense increased by $1.1 million, or 74.3%, in fiscal year 2011 as compared to fiscal year 2010 due primarily to an increased percentage of our pretax book income in fiscal year 2011 being subject to the taxes in higher tax rate jurisdictions, largely as a result of our acquisition of APM in December 2010, partially offset by $0.5 million of increased U.S. federal research and development credits as a result of the extension of the U.S. federal research and development credit retroactive to December 31, 2009 during fiscal year 2011.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have primarily financed our operations through funds generated from operations, borrowings under our revolving lines of credit and term loans and proceeds from our IPO.

We completed the acquisition of the Oregon fab on January 31, 2012 for a total purchase price of $26.3 million by a cash payment of $21.3 million and applying the $5.0 million prepaid deposit. For more information, see Note 5 to the consolidated financial statements under Item 15 of this Annual Report.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. As of July 31, 2012, the outstanding balance of the term loan and the equipment line was $19.3 million and $0 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of June 30, 2012, we were in compliance with these covenants.
As of June 30, 2012, two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with a maximum amount for each subsidiary of RMB 40 million (equivalent of $6.3 million as of June 30, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and indexes to the published LIBOR per annum. The effective interest rate for the borrowings was 4.3% for fiscal year 2012. These lines expired in August 2012 and are in the process of renewal. As of July 31, 2012, there was no outstanding balance under these revolving lines of credit.
In December 2010, we acquired APM and assumed APM's bank borrowing liabilities. These borrowings were made under various line of credit agreements with local banks. The interest rate on each draw down from these lines of credit varies and indexes to the published LIBOR per annum. The effective interest rate for these borrowings was 3.38% for the fiscal year ended June 30, 2011. Our property and equipment with carrying amount of $64.0 million at June 30, 2011 were pledged as collateral under one of the lines of credit. These lines expired by August 2011.

On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of June 30, 2012, we repurchased an aggregate of 241,170 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As at June 30, 2012, of the 241,170 repurchased shares, 11,800 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $5.51 per share for option exercises.

On May 4, 2010, we consummated an initial public offering of our common stock (the “IPO”). We sold 3.4 million newly issued shares of common stock, par value $0.002 per share, at a price of $18.00 per share in our IPO. We received net proceeds from the IPO of approximately $53.3 million after deducting underwriting discounts and commissions of $4.3 million and other offering expenses of $3.7 million. The $53.3 million net proceeds from the IPO has been fully invested into our in-house packaging and testing facilities, including $17.0 million for the acquisition of APM. We believe our in-house packaging and testing capability provides us with improved gross margin, faster time to market for our new products, and competitive advantages in proprietary packaging technology and product quality.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, and interests. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange currency for settlement of such "current account" transactions without pre-approval.

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.  As of June 30, 2012 and 2011, such restricted portion amounted to approximately $83.3 million and $81.5 million, or 29.8% and 31.3%, of our total consolidated net assets, respectively.

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
Cash and cash equivalents
As of June 30, 2012 and 2011, we had $82.2 million and $86.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$32,881	$30,088	$29,787
Net cash used in investing activities	(57,931)	(49,820)	(14,685)
Net cash provided by (used in) financing activities	20,462	(12,667)	43,470
Effect of exchange rate changes on cash and cash equivalents	46	106	13
Net increase (decrease) in cash and cash equivalents	$(4,542)	$(32,293)	$58,585
Cash flows from operating activities

Net cash provided by operating activities of $32.9 million for fiscal year 2012 resulted primarily from net income of $12.9 million, non-cash charges of $29.8 million and net decrease in working capital of $9.8 million. The non-cash charges of $29.8 million included $25.3 million of depreciation and amortization, $5.4 million of share-based compensation expense and $0.6 million of allowance for doubtful accounts, partially offset by $1.5 million of deferred income tax benefit. The net decrease in working capital of $9.8 million was primarily due to a (i) $3.1 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $1.6 million decrease in inventories as we reduced our inventories in response to changes in market condition; (iii) $1.3 million decrease in other current and long term assets primarily due to a decrease in advance payments to suppliers; (iv) $4.5 million increase in accrued and other liabilities primarily related to expenses of the Oregon fab and (v) $0.4 million increase in income taxes payable, partially offset by a $20.8 million decrease in accounts payable primarily due to timing of payment.
Net cash provided by operating activities of $30.1 million for the fiscal year 2011 resulted primarily from net income of $37.8 million, non-cash charges of $20.0 million, partially offset by the net decrease in working capital of $27.7 million. The non-cash charges of $20.0 million included $16.7 million of depreciation and amortization, $6.2 million of share-based compensation expense, partially offset by $1.8 million of income on equity investment in APM, $0.8 million of gain on equity interest in APM and $0.2 million deferred tax benefit. The net decrease in working capital of $27.7 million was primarily due to a (i) $26.9 million increase in inventories in anticipation of increased demand, (ii) $5.2 million increase in accounts receivable due to higher sales and timing of shipments and collections and (iii) $1.0 million increase in other current and long term assets, partially offset by a $5.2 million increase in accrued and other liabilities primarily related to special projects such as the U.S. GAAP conversion.
Net cash provided by operating activities of $29.8 million for the fiscal year 2010 resulted primarily from net income of $37.8 million, non-cash charges of $4.9 million, partially offset by the net decrease in working capital of $12.9 million. The non-cash charges of $4.9 million included $9.0 million of depreciation and amortization expense, $3.6 million of share-based compensation expense, partially offset by $6.5 million of income on equity investment in APM and $1.2 million deferred tax benefit. The net decrease in working capital of $12.9 million was primarily due to a (i) $9.4 million increase in accounts receivable due to higher sales and timing of our shipments and collections, (ii) $5.6 million increase in inventories to meet increased demand from our customers, (iii) $1.3 million increase in other current and long term assets and (iv) $3.8 million decrease in account payable primarily due to payment of capital expenditures, partially offset by a (a) $5.0 million increase in accrued and other liabilities primarily due to increased bonuses accrual, ESPP contributions started in April 2010 and professional fees related to the IPO, (b) $1.2 million increase in income tax payable and (c) $0.8 million increase in account payable to APM.
Cash flows from investing activities

Net cash used in investing activities of $57.9 million for fiscal year 2012 was primarily attributable to (i) $36.3 million for purchase of property and equipment to increase our in-house production capacity at the Oregon fab facility, (ii) $21.3 million of cash for acquisition of the Oregon fab in January 2012, (iii) $0.2 million increase in restricted cash and (iv) $0.1 million related to the investment in a privately held company.

Net cash used in investing activities of $49.8 million for fiscal year 2011 was primarily attributable to (i) $42.1 million for purchases of property and equipment to increase our in-house production capacity, (ii) $5.0 million of deposit which was applied to the acquisition price of the Oregon fab in January 2012, (iii) $1.8 million additional investment in APM prior to the APM acquisition, (iv) $1.6 million for the APM acquisition, net of cash acquired in December 2010, partially offset by $0.7 million decrease in restricted cash.

Net cash used in investing activities of $14.7 million for fiscal year 2010 was primarily attributable to (i) $14.0 million for purchase of property and equipment mainly to expand our in-house packaging and testing facility, and (ii) $0.7 million increase in restricted cash deposited with a bank as required under our letters of credit.
Cash flows from financing activities
Net cash provided by financing activities of $20.5 million for fiscal year 2012 was primarily attributable to $20.0 million of net proceeds from our revolving lines of credit and term loans and $2.3 million of proceeds from exercise of stock options and ESPP, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.3 million in payment of capital lease obligations.

Net cash used in financing activities of $12.7 million for fiscal 2011 was primarily attributable to (i) $15.0 million of net repayment of our revolving lines of credit, (ii) $0.6 million of payments for IPO related expenses, (iii) $0.7 million for repurchase of our common shares under the share repurchase program and (iv) $0.6 million in payment of capital lease obligations, partially offset by $4.2 million of proceeds from exercise of stock options and ESPP.
Net cash provided by financing activities of $43.5 million for fiscal year 2010 was primarily attributable to $53.9 million of net proceeds from the IPO with approximately $0.5 million unpaid IPO related expenses at June 30, 2010; $0.2 million of proceeds from exercise of share options, partially offset by $10.2 million net repayment of our bank borrowings and $0.4 million in payment of capital lease obligations.
Capital expenditures
Capital expenditures were $36.3 million, $42.1 million and $14.0 million for fiscal years 2012, 2011 and 2010, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. Capital expenditures for fiscal year 2012 primarily consisted of purchases of packaging and testing equipment for our in-house packaging facilities and purchases of equipment for the Oregon fab.  Prior to the acquisition of the Oregon fab in January 2012, we utilized third-party foundries for wafer fabrication and our capital expenditures were primarily related to purchase of certain specialized equipment consigned to the third-party foundries to support our production requirements. On January 31, 2012, we completed the acquisition of the Oregon fab for a purchase price of $26.3 million cash plus certain assumed liabilities of $0.5 million. Following the acquisition of the Oregon fab, we expect to use a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements. During the ramp-up period of the Oregon fab, we may incur additional costs and expenses related to the integration of the Oregon fab, including costs for additional personnel, raw materials, equipment and other overhead expenses.
Capital expenditures for fiscal years 2011 primarily consisted of purchases of packaging and testing equipment for our two in-house packaging facilities and purchases of consigned equipment to a third-party foundry. Following the acquisition of APM in December 2010, we relied primarily on our in-house capacities for packaging and testing our products and expect to do so in the future.
Contractual Obligations
Our contractual obligations as of June 30, 2012 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank Borrowings	$20,000	$3,571	$16,429	$—	$—
Capital leases	2,175	1,025	1,050	50	50
Operating leases	18,248	3,028	5,672	3,571	5,977
Capital commitments with respect to property and equipment	2,618	2,618	—	—	—
Purchase commitments with respect to inventories and research and development	43,274	43,274	—	—	—

Total contractual obligations	$86,315	$53,516	$23,151	$3,621	$6,027
As of June 30, 2012, we had recorded liabilities of $3.1 million for uncertain tax positions and $0.5 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities and useful lives for property and equipment and for goodwill and intangible assets.
Revenue recognition
We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and when collectability is reasonably assured. We recognize revenue when product is shipped to the customer, net of estimated stock rotation returns and price adjustments to certain distributors.
We sell our products primarily to distributors, who in turn sell our products globally to various end customers. Our revenue is net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of the products purchased by distributors during a specified period. We estimate provision for stock rotation returns based on historical returns and individual distributor agreements. We also provide special pricing to certain distributors primarily based on volume, to encourage resale of our products. We estimate the expected price adjustments at the time the revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. If actual stock rotation returns or price adjustments differ from our estimates, adjustments may be recorded in the period when such actual information is known. Allowance for price adjustments is recorded against accounts receivable and provision for stock rotation is recorded in accrued liabilities on the consolidated balance sheets. The deferred revenue, net of the associated deferred cost of the inventory, is recorded as deferred margin on the consolidated balance sheets.
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
Product Warranty
We provide a standard one-year warranty for the products we sell. We accrue for estimated warranty costs at the time revenue is recognized. Our warranty obligation is affected by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. We monitor our product returns for warranty claims and maintain warranty reserve based on our historical experiences and anticipated warranty claims known at the time of estimation. If actual warranty costs differ significantly from our estimates, revisions to the estimated warranty accrual would be required and any such adjustments could be material.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2012 the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested is $22,307,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Share-based compensation expense
We recognize share-based compensation expense based on the estimated fair value of the awards determined by the Black-Scholes option valuation model, using the accelerated vesting attribution method. Share-based compensation expense is significant to the consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment.
We determined the weighted average valuation assumptions as follows:

•	Expected term. It is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns.

•
Forfeiture rate. It is estimated based on the historical average period of time that the awards were outstanding and forfeited. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from our estimates.

•	Volatility. It is estimated based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted.

•	Risk-free interest rate. It is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield. It is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.
Variable Interest Entities and Investment in APM
We evaluate all transactions and relationships with potential variable interest entities (VIEs) to determine whether we are the primary beneficiary of the entities, and therefore is required to consolidate with VIEs. Our overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

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
Based on our evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2012. Prior to the APM acquisition on December 3, 2010, we had a 43.0% equity interest in APM which had been identified as a VIE; however, we were not the primary beneficiary and therefore not required to consolidate the financial statements of APM. The equity interest in APM was accounted for using the equity method through the date of acquisition.
Estimated Useful Lives for Property, Plant and Equipment and Intangible Assets
Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Patents and exclusive technology rights purchased from third parties are amortized on a straight-line basis over their estimated useful lives of three to seven years. Trade name and customer relationships acquired in a business combination are recognized at fair values at the acquisition date and amortized on a straight-line basis over their estimated economic lives of three years and four years, respectively. Prior to December 3, 2010, the APM acquisition date, certain of our manufacturing machinery and equipment were depreciated over a useful life of 5 years. Upon the completion of the APM acquisition, we revised the estimated useful lives of certain of our manufacturing machinery and equipment for depreciation purposes from 5 years to 8 years on a prospective basis.

Goodwill
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. In testing for a potential impairment of goodwill, we first compare the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied.
Recently Issued Accounting Pronouncements
See Note 1 of the Notes to the consolidated financial statements under Item 15 in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. In the past, our borrowings have been subject to floating interest rates, and future borrowings may expose us to cash-flow interest rate risk. We had outstanding borrowings of $20.0 million at June 30, 2012. We do not believe that a 10% change in interest rates would materially affect our results of operations.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2012. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in thousands, except per share data)
Revenue	$94,272	$83,858	$80,713	$83,448
Gross profit	25,021	19,294	18,273	20,577
Operating income	7,747	3,756	2,332	2,900
Net income	$6,700	$2,604	$1,474	$2,139
Net income per share
Basic	$0.27	$0.11	$0.06	$0.09
Diluted	$0.26	$0.10	$0.06	$0.08

	Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
		(1)	(1)	(1)
	(in thousands, except per share data)
Revenue	$96,835	$91,074	$83,982	$89,417
Gross profit	29,439	28,441	23,196	24,145
Operating income	10,241	11,338	7,547	8,688
Net income	$9,682	$10,654	$8,691	$8,800
Net income per share attributable to common shareholders
Basic	$0.39	$0.44	$0.38	$0.40
Diluted	$0.37	$0.41	$0.36	$0.37
(1)     We formerly prepared our consolidated financial statements under IFRS and furnished our IFRS quarterly financial statements for these quarters on Form 6-Ks. Pursuant to the SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer. As a result, beginning on July 1, 2011, we are required to report our financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements from IFRS to U.S. GAAP. See "Item 6. Selected Financial Data" for a discussion of relevant differences of individual items in the financial statements between IFRS and U.S. GAAP.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based upon this assessment, our management has concluded that, as of June 30, 2012, our internal control over financial reporting was effective.
We excluded the Oregon fab, or Jireh Semiconductor Inc., or Jireh, from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012 because it was acquired by us in a purchase business combination in January 2012. Jireh, our wholly-owned subsidiary, constituted 27.0% of total assets reported in our consolidated financial statements as of June 30, 2012.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control  -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of the Oregon fab, or Jireh Semiconductor Inc. (“Jireh”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 27 and zero percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2012. As described in Management's Annual Report on Internal Control over Financial Reporting, the Oregon fab, or Jireh was acquired by the Company in a purchase business combination in January 2012 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of the Oregon fab, or Jireh.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Alpha and Omega Semiconductor Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control  -  Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2012, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended June 30, 2012. Our audit of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). Our report dated August 31, 2012 expressed an unqualified opinion on those consolidated financial statements and schedules.
/s/ GRANT THORNTON LLP
San Jose, California
August 31, 2012

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this report on Form 10-K since we intend to file our definitive proxy statement for our next annual meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2012 Proxy Statement”), no later than 120 days after the end of fiscal year 2012, and certain information to be included in the 2012 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", “Related Party Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	96
Schedule II - Valuation and Qualifying accounts	100

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2012, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year ended June 30, 2012. Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ GRANT THORNTON LLP
San Jose, California
August 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alpha and Omega Semiconductor Limited

In our opinion, the consolidated balance sheet as of June 30, 2011 and the related consolidated statements of income, of shareholders' equity and comprehensive income and of cash flows for each of two years in the period ended June 30, 2011 present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and its subsidiaries at June 30, 2011, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for each of the two years in the period ended June 30, 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 9, 2011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$82,166	$86,708
Restricted cash	236	54
Accounts receivable, net	38,850	42,503
Inventories	65,778	65,251
Deferred income tax assets	2,789	1,773
Other current assets	3,962	5,056
Total current assets	193,781	201,345
Property, plant and equipment, net	158,543	127,839
Intangible assets, net	1,028	1,599
Goodwill	269	—
Deferred income tax assets	10,061	9,048
Other long-term assets	2,475	7,607
Total assets	$366,157	$347,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings - current portion	$3,571	$—
Accounts payable	35,646	64,678
Accrued liabilities	21,026	15,123
Income taxes payable	2,349	2,377
Deferred margin	366	495
Capital leases - current portion	961	306
Total current liabilities	63,919	82,979
Bank borrowings - long term	16,429	—
Income taxes payable - long term	3,509	3,081
Deferred income tax liabilities	587	25
Capital leases - long term	1,085	130
Deferred rent	1,235	973
Total liabilities	86,764	87,188
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2012 and 2011	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,167 shares and 24,938 shares at June 30, 2012 and 24,612 shares and 24,562 shares at June 30, 2011	50	49
Treasury shares at cost; 229 shares at June 30, 2012 and 50 shares at June 30, 2011	(2,104)	(693)
Additional paid-in capital	160,602	153,004
Accumulated other comprehensive income	972	934
Retained earnings	119,873	106,956
Total shareholders’ equity	279,393	260,250
Total liabilities and shareholders’ equity	$366,157	$347,438

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2012	2011	2010
Revenue	$342,291	$361,308	$301,840
Cost of goods sold	259,126	256,087	221,649
Gross profit	83,165	105,221	80,191

Operating expenses:
Research and development	30,630	29,470	20,943
Selling, general and administrative	35,800	37,937	26,323
Total operating expenses	66,430	67,407	47,266
Operating income	16,735	37,814	32,925

Interest income	105	280	39
Interest expense	(342)	(263)	(189)
Income on equity investment in APM	—	1,768	6,546
Gain on equity interest in APM	—	837	—
Income before income taxes	16,498	40,436	39,321

Income tax expense	3,581	2,609	1,497
Net income	$12,917	$37,827	$37,824

Net income attributable to common shareholders
Basic	$12,917	$37,827	$34,371
Diluted	$12,917	$37,827	$37,824

Net income per share attributable to common shareholders
Basic	$0.52	$1.61	$3.24
Diluted	$0.50	$1.51	$1.78

Weighted average number of common shares used to compute net income per share attributable to common shareholders
Basic	24,656	23,495	10,594
Diluted	25,606	24,989	21,192

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholder's Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2009	10,712	$21	7,919	$16	—	$—	$62,982	$(221)	$609	$31,093	$94,500
Exercise of common stock options	—	—	70	—	—	—	172	—	—	—	172
Share-based compensation expense	—	—	—	—	—	—	3,360	199	—	—	3,559
Proceeds from initial public offering, net of issuance costs	—	—	3,400	7	—	—	53,372	—	—	—	53,379
Conversion of preferred shares upon the initial public offering	(10,712)	(21)	10,712	21	—	—	(212)	—	—	212	—
Net income	—	—	—	—	—	—	—	—	—	37,824	37,824	$37,824
Cumulative translation adjustment	—	—	—	—	—	—	—	—	12	—	12	12
Balance, June 30, 2010	—	—	22,101	44	—	—	119,674	(22)	621	69,129	189,446	37,836
Initial public offering issuance costs	—	—	—	—	—	—	(117)	—	—	—	(117)
Exercise of common stock options	—	—	586	1	—	—	2,621	—	—	—	2,622
Issuance of shares for Employee Stock Purchase Plan	—	—	159	—	—	—	1,612	—	—	—	1,612
Issuance of shares for APM acquisition	—	—	1,766	4	—	—	23,062	—	—	—	23,066
Repurchase of common shares under shares repurchase program	—	—	—	—	(50)	(693)	—	—	—	—	(693)
Share-based compensation expense	—	—	—	—	—	—	6,152	22	—	—	6,174
Net income	—	—	—	—	—	—	—	—	—	37,827	37,827	37,827
Cumulative translation adjustment	—	—	—	—	—	—	—	—	313	—	313	313
Balance, June 30, 2011	—	—	24,612	49	(50)	(693)	153,004	—	934	106,956	260,250	38,140
Exercise of common stock options and release of RSUs	—	—	382	1	12	163	852	—	—	—	1,016
Issuance of common shares under Employee Stock Purchase Plan	—	—	173	—	—	—	1,324	—	—	—	1,324
Repurchase of common shares under shares repurchase program	—	—	—	—	(191)	(1,574)	—	—	—	—	(1,574)
Share-based compensation expense	—	—	—	—	—	—	5,422	—	—	—	5,422
Net income	—	—	—	—	—	—	—	—	—	12,917	12,917	12,917
Cumulative translation adjustment	—	—	—	—	—	—	—	—	38	—	38	38
Balance, June 30, 2012	—	$—	25,167	$50	(229)	$(2,104)	$160,602	$—	$972	$119,873	$279,393	$12,955

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities
Net income	$12,917	$37,827	$37,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,692	16,261	8,769
Amortization	571	417	242
Allowance for doubtful accounts	559	—	—
Share-based compensation expense	5,422	6,174	3,559
Income on equity investment in APM	—	(1,768)	(6,546)
Gain on equity interest in APM	—	(837)	—
Deferred income taxes, net	(1,468)	(246)	(1,166)
Loss on disposal of property and equipment	8	3	40
Changes in working capital:
Accounts receivable	3,094	(5,195)	(9,359)
Inventories	1,632	(26,941)	(5,600)
Other current and long term assets	1,327	(973)	(1,283)
Accounts payable	(20,768)	(1,262)	(3,763)
Account payable to APM	—	1,277	819
Income taxes payable	399	196	1,229
Accrued and other liabilities	4,496	5,155	5,022
Net cash provided by operating activities	$32,881	$30,088	$29,787
Cash flows from investing activities
Acquisitions, net of cash acquired	(21,330)	(1,569)	—
Prepayment for acquisition of wafer fabrication assets	—	(5,000)	—
Purchase of property and equipment	(36,318)	(42,073)	(13,980)
Proceeds from sale of property and equipment	—	—	2
Restricted cash released (placed)	(183)	653	(707)
Additional investment in APM before the APM acquisition	—	(1,831)	—
Investment in a privately held company	(100)	—	—
Net cash used in investing activities	$(57,931)	$(49,820)	$(14,685)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,340	4,234	172
Payment for repurchase of common shares	(1,574)	(693)	—
Proceeds from bank borrowings	48,800	23,461	3,680
Repayments of bank borrowings	(28,798)	(38,488)	(13,856)
Principal payments on capital leases	(306)	(571)	(398)
Net proceeds from IPO	—	—	53,872
Payment for IPO related expenses	—	(610)	—
Net cash provided by (used in) financing activities	$20,462	$(12,667)	$43,470
Effect of exchange rate changes on cash and cash equivalents	46	106	13
Net increase (decrease) in cash and cash equivalents	(4,542)	(32,293)	58,585
Cash and cash equivalents at beginning of year	86,708	119,001	60,416
Cash and cash equivalents at end of year	$82,166	$86,708	$119,001

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest	$342	$263	$188
Cash paid for income taxes	$4,879	$2,543	$1,512

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$8,509	$15,755	$9,931
Property and equipment acquired under capital leases	$1,916	$—	$—
Capitalized IPO costs included in accrued liabilities	$—	$—	$493
Issuance of common shares for the APM acquisition	$—	$23,066	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company
Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including portable computers, flat panel TVs, smart phones, battery packs, motor controls and power supplies. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, Macau, China, Taiwan, Korea and Japan.
On December 3, 2010, the Company acquired control of Agape Package Manufacturing Ltd. (“APM”) in a cash and stock transaction for a purchase price of $40,045,000. The Company held a 43.0% equity interest in APM prior to the acquisition, which was accounted for under the equity method of accounting. After the acquisition, APM became a wholly-owned subsidiary of the Company. For more information, see Note 5 and Note 6 to the consolidated financial statements.

On January 31, 2012, the Company completed the acquisition of certain assets, including land, building, machinery and equipment and inventories, associated with a wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab") from Integrated Device Technology, Inc, ("IDT"), for a purchase price of $26,330,000 in cash plus certain assumed liabilities of $512,000. For more information, see Note 5 to the consolidated financial statements.
Basis of Preparation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company balances and transactions. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on revenues, income from operations or net income as previously reported.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities and useful lives for property, plant and equipment and intangible assets.
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenue and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a significant majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the statements of income.
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

Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company's cash and cash equivalents may be at risk. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.
Accounts Receivable
The allowance for doubtful accounts is based on assessment of the collectibility of accounts receivable from customers. The Company reviews the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The Company writes off a receivable and charges against its recorded allowance when it has exhausted its collection efforts without success.

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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
Based on the Company's evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2012. Prior to the APM acquisition in December 2010, the Company held 43.0% equity interest in APM which was identified as a VIE. However, the Company was not considered as the primary beneficiary and hence not required to consolidate the financial statements of APM. The equity interest in APM was accounted for using the equity method of accounting through the date of acquisition.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation. Historical cost includes expenditure that is directly attributable to the acquisition of the items and the costs incurred to make the assets ready for their intended use.
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 years
Manufacturing machinery and equipment	3 to 10 years
Equipment and tooling	5 years
Computer equipment and software	3 years
Office furniture and equipment	5 years
Leasehold improvements	2 to 15 years based on shorter of expected economic useful life or the lease term
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
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the statements of income. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
During the fiscal year ended June 30, 2011, after performing a review and assessment of the useful life of certain manufacturing machinery and equipment, the Company revised the estimated useful lives of those manufacturing machinery and equipment for depreciation purposes from 5 years to 8 years beginning December 1, 2010 on a prospective basis. The effect of this change was to decrease depreciation expense related to cost of goods sold by approximately $5.1 million, increase net income by approximately $3.9 million, net of a tax effect of $1.2 million, and increase basic net income per share by approximately $0.17 and diluted net income per share by $0.16 for the fiscal year ended June 30, 2011.
Business Combinations
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") ASC 805, Business Combinations (“ASC 805”). This updated guidance requires the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC 805, the Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.
Goodwill
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. In testing for a potential impairment of goodwill, the Company first compares the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value.
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied.
 Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets include patents and exclusive technology rights, trade names and customer relationships. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Patents and exclusive technology rights	3 to 7 years
Trade name	3 years
Customer relationships	4 years
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell.
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
The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products. The Company estimates the expected price adjustments at the time revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for its products. If actual stock rotation returns or price adjustments differ from their estimates, adjustments may be recorded in the period when the actual information is known. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.
Revenue from certain distributors is deferred until the distributor resells the products to end customers due to price protection adjustments and right of returns that cannot be reliably measured. The deferred revenue, net of the associated deferred cost of the inventory, is recorded as deferred margin on the consolidated balance sheets.
Packaging and testing services revenue is recognized upon shipment of serviced products to the customer.
Product Warranty
The Company provides a standard one-year warranty for the products it sells. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. The Company monitors its product returns for warranty claims and maintains warranty reserve based on historical experiences and anticipated warranty claims known at the time of estimation.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or research and experimentation tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction by jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by changes in earnings or tax laws and regulations in various jurisdictions. We are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of changes to reserves, as well as the related net interest and penalties.
Share-based Compensation Expense

The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated vesting attribution basis over the requisite service period of the award, which generally equals the vesting period.
The Company maintains an equity-settled, share-based compensation plan which grant share options and restricted share units (the "RSUs") to employees, directors and consultants. In May 2010, the Company adopted the Employee Share Purchase Plan (the "ESPP"). The fair value of RSUs is based on the fair value of the Company's common share on the date of grant. The fair values of stock options and common stock issued under the ESPP are determined at the date of grant using the Black-Scholes option valuation model.
The Company determined the weighted average valuation assumptions as follows:

•	Expected term. It is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns.

•
Forfeiture rate. It is estimated based on the historical average period of time that the awards were outstanding and forfeited. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from our estimates.

•	Volatility. It is estimated based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted.

•	Risk-free interest rate. It is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield. It is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.
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
Risks and Uncertainties
The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees and ultimately to sustain profitable operations.
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
The Company has recently transitioned from a fabless to a “fab-lite” business model by completing the acquisition of the Oregon fab on January 31, 2012. Under this model, the Company allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in Shanghai, China. HHNEC has been manufacturing wafers for the Company since 2002. HHNEC manufactured 49.9% and 68.7% of the wafers used in the Company's products for the fiscal year ended June 30, 2012 and 2011, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHNEC, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, if the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely effected.
Recent Accounting Pronouncements

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its consolidated financial statements.
In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.
In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will only impact the presentation of the Company's consolidated financial statements.
In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement , but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have a material impact on its consolidated financial statements.

2. Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding, plus potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of share options, ESPP shares and vesting of RSUs using the treasury stock method and contingent issuances of common shares related to convertible preferred shares, if dilutive. Under the treasury stock method, potential common shares outstanding is not included in the computation of diluted net income per share if their effect is anti-dilutive.
In May 2010, all of the Company's outstanding convertible preferred shares were converted into common shares in connection with the initial public offering ("IPO"). Prior to the conversion, holders of Series A, Series B and Series C convertible preferred share were each entitled to receive 8% per annum non-cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company's capital stock. No such dividends were ever declared or paid. For periods prior to the conversion of the convertible preferred shares, net income per share information is computed using the two-class method. Under the two-class method, basic net income per share attributable to common shareholders is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders is computed by subtracting from net income the portion of earnings generated for the period through the IPO that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had this portion of net income been distributed.
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Year Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Basic:
Net income	$12,917	$37,827	$37,824
8% non-cumulative dividends on convertible preferred stock	—	—	(3,453)
Net income attributable to common shareholders - Basic	12,917	37,827	34,371

Diluted:
Net income attributable to common shareholders - Basic	12,917	37,827	34,371
Adjustment to net income for dilutive securities	—	—	3,453
Net income attributable to common shareholders - Diluted	$12,917	$37,827	$37,824

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	24,656	23,495	10,594

Diluted:
Weighted average number of common shares used to compute basic net income per share	24,656	23,495	10,594
Convertible preferred shares	—	—	8,926
Stock options, RSUs and ESPP shares	950	1,494	1,672
Weighted average number of common shares used to compute diluted net income per share	25,606	24,989	21,192

Net income per share attributable to common shareholders:
Basic	$0.52	$1.61	$3.24
Diluted	$0.50	$1.51	$1.78

The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Employee stock options and RSUs	2,694	1,623	2,120
ESPP to purchase common shares	344	464	—
Total potential dilutive securities	3,038	2,087	2,120

3. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit standards, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company considers its financial assets to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of accounts receivable in the past. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2012	2011	2010
Customer A	24.0%	30.6%	33.0%
Customer B	40.9%	36.7%	41.1%
Customer C	13.9%	11.5%	10.3%

	June 30,
Percentage of accounts receivable	2012	2011
Customer A	34.1%	28.5%
Customer B	23.6%	32.7%
Customer C	20.4%	14.0%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2012	2011
	(in thousands)
Accounts receivable	$55,858	$61,768
Less: Allowance for price adjustments	(16,256)	(19,235)
Less: Allowance for doubtful accounts	(752)	(30)
Accounts receivable, net	$38,850	$42,503
Inventories

	June 30,
	2012	2011
	(in thousands)
Raw materials	$27,856	$30,713
Work in-process	28,188	20,513
Finished goods	9,734	14,025
	$65,778	$65,251
Property, plant and equipment

	June 30,
	2012	2011
	(in thousands)
Land	$4,950	$—
Building	4,077	—
Manufacturing machinery and equipment	152,307	107,555
Equipment and tooling	9,910	9,232
Computer equipment and software	14,912	11,906
Office furniture and equipment	1,630	1,597
Leasehold improvements	22,463	15,949
	210,249	146,239
Less accumulated depreciation	(63,114)	(38,617)
	147,135	107,622
Equipment and construction in progress	11,408	20,217
Property, plant and equipment, net	$158,543	$127,839
Total depreciation expense, including those related to capital lease, was $24,692,000, $16,261,000 and $8,769,000 for fiscal year 2012, 2011 and 2010, respectively.
The gross amount of computer software recorded under capital lease was $3,516,000 and $1,600,000 and the related accumulated depreciation was $1,600,000 and $1,200,000, respectively, at June 30, 2012 and 2011.

The Company capitalized $588,000 of software development costs for fiscal year 2012 and an immaterial amount for each of fiscal year 2011 and 2010. Amortization of capitalized software development costs was $885,000, $816,000 and $799,000 for fiscal year 2012, 2011 and 2010, respectively. Unamortized capitalized software development costs at June 30, 2012 and 2011 were $1,178,000 and $1,475,000, respectively.

Intangible assets

	June 30,
	2012	2011
	(in thousands)
Patents and exclusive technology rights	$1,566	$1,566
Trade name	250	250
Customer relationships	1,150	1,150
	2,966	2,966
Less accumulated amortization	(1,938)	(1,367)
Intangible assets, net	$1,028	$1,599
The gross amount of the exclusive technology rights recorded under capital lease was $1,566,000 and $1,566,000 and the related accumulated amortization was $1,351,000 and $1,151,000, respectively, at June 30, 2012 and 2011.
Amortization expense for intangible assets, including those related to capital lease, was $571,000, $417,000 and $242,000 for the years ended June 30, 2012, 2011 and 2010, respectively.
Future minimum amortization expense of intangible assets is as follows:

Year ending June 30,	(in thousands)
2013	$532
2014	365
2015	131
$1,028

Goodwill

The changes in the carrying value of goodwill is as follows (in thousands):

(in thousands)
Balance at June 30, 2011	$—
Addition: Oregon Fab acquisition	269
Balance at June 30, 2012	$269
Other long term assets

	June 30,
	2012	2011
	(in thousands)
Deposit for acquisition of wafer fabrication assets	$—	$5,000
Prepayments for property and equipment	1,632	2,086
Investment in a privately held company	100	—
Deferred debt issuance cost	204	—
Office leases deposits	539	521
	$2,475	$7,607
On October 1, 2010, in connection with a Foundry Service Agreement entered into with IDT, the Company also entered into an Option Agreement with IDT and paid $5,000,000 cash deposit for the exclusive right to purchase certain assets associated with a wafer fabrication facility from IDT. The $5,000,000 cash deposit was subsequently applied to the purchase price of the acquisition of the wafer fabrication facility completed in January 2012. See Note 5 - Acquisitions, for more information.
Accrued liabilities

	June 30,
	2012	2011
	(in thousands)
Accrued salaries and wages	$3,418	$2,322
Accrued vacation	2,232	1,383
Accrued bonuses	4,258	3,760
Warranty accrual	1,556	664
Stock rotation accrual	2,032	1,880
Accrued professional fees	687	1,101
ESPP payable	313	206
Customer deposits	179	204
Other accrued expenses	6,351	3,603
	$21,026	$15,123
Warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Beginning balance	$664	$1,275	$1,094
Addition	1,617	186	929
Utilization	(725)	(797)	(748)
Ending balance	$1,556	$664	$1,275
Stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Beginning balance	$1,880	$513	$1,144
Addition	5,166	5,520	2,556
Utilization	(5,014)	(4,153)	(3,187)
Ending balance	$2,032	$1,880	$513
Deferred margin
Deferred margin consists of the following:

	June 30,
	2012	2011
Deferred revenue	$558	$752
Deferred costs	(192)	(257)
Deferred margin	$366	$495
Capital leases
Capital lease liabilities include the following:

	June 30,
	2012	2011
Computer software	$1,916	$292
Exclusive technology rights	130	144
	2,046	436
Less current portion	(961)	(306)
Capital leases - long-term portion	$1,085	$130
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2012 are as follows:

Year ending June 30,	(in thousands)
2013	$1,025
2014	1,025
2015	25
2016	25
2017	25
Thereafter	50
Total minimum lease payments	2,175
Less amount representing interest	(129)
Total capital lease liabilities	$2,046

5. Acquisitions

Wafer Fabrication Facility

On October 1, 2010, in connection with a Foundry Service Agreement entered with IDT, the Company entered into an Option Agreement with IDT and paid $5,000,000 deposit for the exclusive right to purchase certain assets associated with a wafer fabrication facility of IDT. The $5,000,000 deposit would be applied to the purchase price upon exercise of such option. On January 31, 2012, the Company completed the acquisition of certain assets, including land, building, machinery and equipment and inventories, associated with this wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab") from IDT, for a purchase price of $26,330,000 in cash plus certain assumed liabilities of $512,000, and the Company applied the $5,000,000 cash deposit to the purchase price.

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded in general and administrative expenses in the Company's consolidated statement of income for the year ended June 30, 2012.

The allocation of the total purchase consideration of $26,330,000 based on the preliminary estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Land	$4,950
Building	3,900
Manufacturing machinery and equipment	15,564
Inventories	2,159
Accrued liabilities	(512)
Goodwill	269
Total purchase consideration	$26,330

Of the total purchase price paid at the time of acquisition, approximately $269,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible assets and is deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible assets were the synergies in improved product research and development as well as product to market lead time and production operations that can be leveraged to enable the Company to build an enterprise value greater than the sum of its parts. The Company is depreciating on a straight-line basis the building over an estimated useful life of 20 years and the manufacturing machinery and equipment over an estimated useful life of 3 to 7 years.

The Company considered the additional pro forma revenue and earnings disclosure as not practical given the assets acquired had been and will continue to be used primarily as a captive fabrication facility. The lack of independently substantiated standalone historical financial statements of the acquired assets requires significant estimates of their related revenues, costs and expenses for the retrospective application. It is impossible to distinguish objectively information about those estimates that would provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application or would have been available when the financial statements for that prior period were issued. Furthermore, the wafers produced by the Oregon fab for the Company are different from those of IDT and the Company does not intend to continue to produce such wafers. Therefore, the retroactive proforma financial information would not provide meaningful information for investors.

Acquisition of Agape Package Manufacturing Ltd. ("APM")
On December 3, 2010, the Company completed the acquisition of APM by acquiring the remaining 57.0% of issued and outstanding shares of APM that were not already owned by the Company. As a result of the acquisition, APM becomes a wholly-owned subsidiary which further strengthens the Company's packaging development capability and enhances its delivery performance. Prior to the APM acquisition, the Company held a 40.3% equity interest in APM through September 2010. In October 2010, the Company made an additional equity investment of $1,831,000 and increased its equity interest in APM to 43.0%. The total consideration for the APM acquisition of the remaining 57.0% equity interest was $40,045,000, comprising of $16,979,000 in cash and 1,766,159 shares of common stock at $13.06 per share as its closing price on December 3, 3010.
The acquisition was accounted for as a business combination and the financial results of operations of APM were included in the Company's consolidated statement of income from the date of acquisition. The Company's revenue for the fiscal year ended June 30, 2011 included $14,508,000 of revenue generated by APM in providing packaging and testing services to third parties subsequent to the acquisition. In connection with the acquisition, the Company incurred acquisition related costs of $360,000 which were included in, general and administrative expenses in the consolidated statement of income for the fiscal year ended June 30, 2011. As a result of the acquisition, the Company recognized a gain of $837,000 representing the excess of the fair value of the 43.0% equity interest in APM over the related carrying value of $29,668,000 at the acquisition date.
The identifiable assets acquired and liabilities assumed were measured at their acquisition date fair values. Goodwill represents the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. No goodwill was resulted from the APM Acquisition.
The following table summarizes the total consideration transferred for the APM acquisition, the acquisition-date fair value of previously held equity interest in APM and the purchase price allocation based on the acquisition date fair values:

(in thousands)
Purchase consideration at December 3, 2010
Cash	$16,979
Equity instruments (1,766,159 common shares at $13.06 per share)	23,066
Total consideration transferred	40,045
Fair value of previously held equity investment in APM	30,505

$70,550

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$15,410
Accounts receivables and other receivable	6,549
Accounts receivables from the Company	11,377
Inventories	10,510
Prepayments	275
Property and equipment	51,892
Trade name	250
Customer relationships	1,150
Deferred tax assets	7,748
Accounts payable	(22,157)
Borrowings	(11,346)
Income tax payable	(1,108)

Net assets acquired	$70,550
The fair values of the acquired trade name of $250,000 and the customer relationship of $1,150,000 were determined based on the income approach and multi-period excess earnings method. The Company is amortizing trade name and customer relationships on a straight line basis over the estimated useful lives of 3 years and 4 years, respectively.
The fair value of the acquired property and equipment of $51,892,000 was determined based on the cost approach and excess earnings approach, with the following factors being considered:
•estimation of the current replacement cost of the assets;
•physical depreciation and certain obsolescence adjustments; and
•estimation of the net present value of expected future cash flows to be generated by the acquired fixed assets.

Unaudited Supplemental Pro Forma Information
The unaudited pro forma financial results combined the historical results of operations of APM with those of the Company as if the acquisition had been completed as of July 1, 2010 and that of the comparable prior year. The pro forma weighted average common shares outstanding used to calculate the pro forma net income per share was calculated under the assumption that the common shares issued in connection with the acquisition were outstanding as of July 1, 2010 and that of the comparable prior year.

	Year Ended June 30,
	2011	2010
	(in thousands)
Revenue	$372,000	$320,229
Net income	$39,398	$47,073
Pro forma net income per share:
Basic	$1.61	$3.81
Diluted	$1.52	$2.05
The unaudited pro forma financial results were prepared by applying the Company's accounting policies including eliminating APM's inter-company revenue and associated cost of goods sold, and adjusting the results of operations of APM to reflect the additional cost of goods sold, amortization and depreciation expenses that would have been incurred assuming the acquisition date fair value adjustments to inventory, fixed assets and intangible assets occurred on July 1, 2010 for the year ended June 30, 2011 and on July 1, 2009 for the year ended June 30, 2010.
The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of APM had taken place at the beginning of each of the periods presented, nor is it indicative of the future results of the combined company.

6. Investment in APM and Related Party Transactions
On December 3, 2010, the Company acquired all of the issued and outstanding shares of APM which became a wholly-owned subsidiary of the Company. Prior to the APM acquisition, the Company held a 40.3% equity interest, in October 2010 the Company made an additional equity investment of $1,831,000 and increased its equity interest in APM to 43.0%. The equity interest in APM was accounted for using the equity method of accounting.
The following table summarizes the Company's investment in APM prior to the APM Acquisition:

	June 30,
	2011	2010
	(in thousands)
Beginning balance	$26,069	$19,523
Income on equity investment in APM	1,768	6,546
Additional investment in APM	1,831	—
Acquisition of APM	(29,668)	—
Ending balance	$—	$26,069

The following tables summarize the financial information of APM for the year ended June 30, 2010:

Year Ended June 30,
2010
(in thousands)
Revenue	$94,921
Cost of goods sold	(79,810)
Operating expense	(3,828)
Other income, net	294
Income tax benefit	4,190
Net income	$15,767
Purchase of Services and Used Equipment
Prior to the APM acquisition, the Company was a major customer of APM and purchased semiconductor packaging and testing services from APM during its ordinary course of business. During fiscal year 2010, the Company also purchased certain used equipment from APM.
The activities of the accounts payable to APM are as follows:

	June 30,
	2011	2010
	(in thousands)
Beginning balance	$10,100	$9,281
Purchase of semiconductor packaging and testing services from APM	29,186	79,729
Purchase of used equipment from APM	—	604
Payments made to APM	(27,909)	(79,514)
Acquisition of APM	(11,377)	—

Ending balance	$—	$10,100
The carrying amounts of payables to APM approximated their fair values due to their short maturity term.

7. Bank Borrowings

On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loans and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. As of June 30, 2012, the outstanding balance of the term loan and the equipment line was $20.0 million and $0 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of June 30, 2012, the Company was in compliance with these covenants.

Payment obligations of the Company's term loan as of June 30, 2012 are as follow:

Year ending June 30,	(in thousands)
2013	3,571
2014	2,857
2015	13,572
2016	—
2017	—
Thereafter	—
Total	20,000

As of June 30, 2012, two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with a maximum amount for each subsidiary of RMB40 million (equivalent of $6.3 million based on the currency exchange rate as of June 30, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and indexes to the published LIBOR per annum. The effective interest rate for both of the borrowings was 4.3% for the year ended June 30, 2012. These lines expired in August 2012 and are in the process of renewal. There was no outstanding balance under these revolving lines of credit as at June 30, 2012.
In December 2010, the Company acquired APM and assumed APM's bank borrowing liabilities. These borrowings were made under various line of credit agreements with local banks. The interest rate on each draw down from these lines of credit varies and indexes to the published LIBOR per annum. The effective interest rate for these borrowings was 3.38% for the fiscal year ended June 30, 2011. The Company's property and equipment with carrying amount of $63,961,000 at June 30, 2011 were pledged as collateral under one of the lines of credit. These lines expired by August 2011.

8. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2012.

On December 3, 2010, the Company issued 1,766,159 common shares valued at $13.06 per share as part of the purchase consideration in the APM Acquisition. For more information, see Note 5 of Notes to the Consolidated Financial Statements.
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the Company's board of directors. In May 2011, the Company repurchased 50,000 common shares from the open stock market for a total cost of $693,000, at an average price of $13.86. During the year ended June 30, 2012, the Company repurchased an aggregate of 191,170 shares from the open market for a total cost of $1,574,000, at an average price of $8.23 per share. As of June 30, 2012, the Company repurchased an aggregate of 241,170 shares for a total cost of $2,267,000, at an average price of $9.40 per share since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. No repurchased shares have been retired. As at June 30, 2012, of the 241,170 repurchased shares, 11,800 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $5.51 per share.
On April 28, 2010, the Company's IPO became effective and closed on May 4, 2010, in which 5,085,985 common shares were sold, including 3,400,000 shares newly issued and 1,685,985 shares sold by the Company's selling shareholders, at the IPO price of $18.0 per share. Net proceeds received by the Company from the 3,400,000 shares were $53,262,000 after deducting $4,284,000 for underwriting discounts and commissions and approximately $3,654,000 for other offering related costs. All of the Company's outstanding preferred shares were automatically converted into common shares and these preferred shares ceased to exist upon closing of the IPO.
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's IPO, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2012 and 2011, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

9. Share-based Compensation
2000 Share Plan
The 2000 Share Plan (the “2000 Plan”), as amended, authorized the board of directors to grant incentive share options and nonstatutory share options to employees, directors and consultants of the Company and its subsidiaries for up to 5,425,000 common shares. Under the 2000 Plan, incentive share options and nonstatutory share options were to be granted at a price that was not less than 100% and 85% of the fair value of the common share at the date of grant for employees and consultants, respectively. Options generally vest over a five-year period, 20% on the first anniversary from the grant date and ratably each month over the remaining 48-month period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant. In connection with the adoption of the 2009 Share Option/Share Issuance Plan on September 18, 2009, the 2000 Share Plan was terminated and no further awards were granted under the 2000 Share Plan.
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, nonstatutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the Plan shall automatically increase in January each calendar year during the term of the Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 737,609 shares and 729,243 shares for the year ended June 30, 2012 and 2011, respectively.
The 2009 Plan is divided into three incentive compensation programs: Discretionary Grant Program, Share Issuance Program and Automatic Grant Program. Under the Discretionary Grant Program, eligible individuals may be granted options to purchase common shares and share appreciation rights tied to the value of the Company's common shares. Under the Share Issuance Program, eligible individuals may be issued common shares pursuant to restricted share awards, restricted share units, performance shares or other share-based awards which vest upon the attainment of pre-established performance milestones or the completion of a designated service period. Under the Automatic Grant Program, eligible non-employee board members will automatically receive options to purchase common shares at designated intervals over their period of continued board service. Each non-employee board members was granted an option to purchase 7,500 common shares on April 28, 2010 with exercise price equal to the IPO price. On the date of each annual shareholders meeting beginning in 2010, each individual who commences service as a non-employee board member by reason of his or her election to the board at such meeting and each individual who continues to serve as a non-employee board member will automatically be granted an option to purchase 7,500 common shares.
Under the 2009 Plan, incentive share options and restricted stock units are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and restricted stock units generally vest over a five-year period, 20% on the first anniversary from the grant date and ratably each month over the remaining 48-month period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant.

A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

		Weighted	Weighted
		Average	Average Grant
	Number of	Exercise Price	Date Fair Value	Aggregate
	Shares	Per Share	Per Share	Intrinsic Value
Outstanding at June 30, 2009	4,111,292	$7.26
Granted	911,250	15.04	$7.37
Exercised	(70,050)	2.45		$667,335
Canceled or forfeited	(219,359)	10.22

Outstanding at June 30, 2010	4,733,133	8.70
Granted	422,500	12.82	$6.73
Exercised	(585,941)	4.45		$4,759,630
Canceled or forfeited	(107,817)	12.50

Outstanding at June 30, 2011	4,461,875	9.56
Granted	357,000	9.84	$5.04
Exercised	(351,291)	2.91		$2,239,691
Canceled or forfeited	(252,932)	11.83

Outstanding at June 30, 2012	4,214,652	$10.00		$6,758,645
Information with respect to stock options outstanding and exercisable as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.40 - $2.00	572,588	2.15	$1.17	572,588	$1.17
$4.00 - $6.40	428,755	3.33	5.33	428,755	5.33
$6.50 - $8.60	515,453	5.30	8.08	445,568	8.10
$9.29 - $9.90	524,110	8.36	9.72	146,668	9.51
$10.22 - $11.40	455,146	5.55	10.94	395,566	11.00
$12.06 - $12.91	336,500	8.66	12.63	111,774	12.49
$13.00 - $13.00	682,135	4.57	13.00	614,598	13.00
$13.83 - $15.00	207,465	6.83	14.35	94,174	14.42
$17.90 - $17.90	20,000	7.84	17.90	8,332	17.90
$18.00 - $18.00	472,500	7.83	18.00	225,989	18.00
$0.40 - $18.00	4,214,652	5.60	$10.00	3,044,012	$8.96

Option vested and expected to vest	4,106,839	5.52	$9.93

The aggregate intrinsic value for options outstanding at June 30, 2012 in the table above is based on the Company’s common stock closing price of $9.15 on June 30, 2012, which would have been received by the option holders had all option holders exercised their in the money options as of that date.
The aggregate intrinsic value of options vested and expected to vest was $6,755,169 as of June 30, 2012. The options expected to vest are estimated by applying the pre-vesting forfeiture rate assumption to the total outstanding options.

The aggregate intrinsic value of options exercisable as of June 30, 2012 was $6,675,791. The weighted average remaining contractual term of options exercisable at June 30, 2012 was approximately 4.6 years.

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the years ended June 30, 2012, 2011 and 2010 with the following weighted-average assumptions:

Year Ended June 30,
	2012	2011	2010
Volatility rate	48.54% - 49.32%	48.31% - 49.09%	49% - 50%
Risk-free interest rate	0.88% - 1.11%	1.48% - 2.40%	1.8% - 2.6%
Expected option life	5.5 years	5.5 years	5.5 years
Dividend yield	—%	—%	—%
Restricted Stock Unit Activity
A summary of the restricted stock units ("RSUs") activities under the 2009 Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2010	—
Granted	227,500	12.38
Vested	—
Forfeited	(14,200)	12.19

Nonvested at June 30, 2011	213,300	12.39	2.46	$2,826,225
Granted	343,398	9.55
Vested	(43,160)	12.14
Forfeited	(64,160)	11.79
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
The total fair value of restricted stock awards vested, as measured on the date of vesting was $524,000 for the year ended June 30, 2012.
Employee Share Purchase Plan
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
The Company has initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 184,402 and 182,311 shares for the year ended June 30, 2012 and 2011, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2012	2011
Volatility rate	50%	50%
Risk-free interest rate	0.2% - 0.3%	0.2% - 1.0%
Expected term	1.3 years	1.3 years
Dividend yield	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the year ended June 30, 2012 and 2011 was $3.61 and $5.01 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP and restricted stock units described above, recognized in the consolidated statements of income for the years presented was as follows:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Cost of goods sold	$532	$629	$317
Research and development	1,361	1,716	905
Selling, general and administrative	3,529	3,829	2,337

	$5,422	$6,174	$3,559
Total unrecognized compensation expense as of June 30, 2012 was $7,118,000 including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.66 years.

10. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the USA. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2012 and 2011.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The contribution rates are 7.7%, 10.0% to 22.0% and 6.0% for the USA, China and Taiwan, respectively. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

11. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2012	2011	2010
		(in thousands)
U.S. federal taxes:
Current	$171	$106	$247
Deferred	436	(94)	(152)
Non-U.S. taxes:
Current	4,744	2,487	2,375
Deferred	(1,870)	172	(1,028)
State taxes, net of federal benefit:
Current	8	4	85
Deferred	92	(66)	(30)

Total provision for income taxes	$3,581	$2,609	$1,497
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2012	2011	2010
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6	(0.2)	0.1
Foreign taxes, net	(11.6)	(25.4)	(29.9)
Research and development credit	(1.5)	(1.9)	(0.6)
Non-deductible expenses	0.2	—	0.2
	21.7%	6.5%	3.8%
The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2012	2011	2010
		(in thousands)
U.S. operations	$2,783	$2,329	$(519)
Non-U.S. operations	13,715	38,107	39,840
Total operating income	$16,498	$40,436	$39,321

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,524	$1,464
Net operating loss carryforwards	106	107
Depreciation	10,302	8,726
Tax credits	2,934	2,638
Accruals and reserves	507	766
Total deferred tax assets	16,373	13,701
Valuation allowance	(1,690)	(1,445)
Total deferred tax assets, net of valuation allowance	14,683	12,256
Deferred Tax Liabilities:
Depreciation and amortization	(2,340)	(1,094)
Accruals and reserves	(80)	(366)
Total deferred tax liabilities	(2,420)	(1,460)
Net Deferred Tax Assets	$12,263	$10,796
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2012	2011
	(in thousands)
Current deferred tax assets	$2,789	$1,773
Long term deferred tax assets	10,061	9,048
Long term deferred tax liabilities	(587)	(25)

Net deferred tax assets	$12,263	$10,796
At June 30, 2012 and 2011, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2012, the Company had federal tax credit carryforwards of approximately $1,244,000. The federal tax credits begin to expire in 2024, if not utilized. At June 30, 2012, the Company had state net operating loss carryforwards of approximately $1,928,000 and tax credit carryforwards of approximately $2,560,000.  The state net operating losses expire in 2022, if not utilized.  The state tax credits carryforward indefinitely.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2012, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $22,307,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to the Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2012, the Company had approximately $7,106,000 in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2009 to June 30, 2012 is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$6,437	$8,296	$6,840
Additions based on tax positions related to the current year	490	496	1,458
Additions (reductions) based on tax positions related to prior years	183	(2,308)	77
Reductions due to lapse of applicable statute of limitations	(4)	(47)	(79)

Balance at end of year	$7,106	$6,437	$8,296

At June 30, 2012, the total unrecognized tax benefits of $7,106,000 included $4,057,000 of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $3,049,000 of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2012.
The total unrecognized tax benefits of $7,106,000 at June 30, 2012 included $5,510,000 that, if recognized, would reduce the effective income tax rate in future periods. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2012 was $453,000, of which $83,000 was recognized in the year ended June 30, 2012. The amount of interest and penalties accrued at June 30, 2011 was $370,000, of which $60,000 was recognized in the year ended June 30, 2011.
The Company files its federal and state income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2012 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2012 remain open to examination by material foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

12. Segment and Geographic Information
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Hong Kong	$264,019	$326,039	$295,612
South Korea	7,883	9,869	4,599
China	65,272	19,584	4
United States	1,511	2,003	921
Other countries	3,606	3,813	704
	$342,291	$361,308	$301,840
The following is a summary of revenue by product type:

	Year Ended June 30,
	2012	2011	2010
	(in thousands)
Power discrete	$267,059	$284,094	$258,037
Power IC	53,396	62,706	43,803
Packaging and testing services	21,836	14,508	—
	$342,291	$361,308	$301,840

The location and net book value of the Company's long-lived assets are as follows:

	June 30,
	2012	2011
	(in thousands)
United States	$46,730	$10,426
China	111,432	116,955
Other countries	381	458
	$158,543	$127,839

13. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2012 and 2011, such restricted portion amounted to approximately $83,278,000 and $81,516,000, or 29.8% and 31.3%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

14. Commitments and Contingencies
Operating leases obligation
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2022. Rent expense related to the Company's operating leases was $3,192,000, $2,364,000 and $1,704,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2012 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2013	$3,028
2014	3,141
2015	2,531
2016	1,954
2017	1,617
Thereafter	5,977
$18,248
Purchase commitments
As of June 30, 2012 and 2011, the Company had approximately $43,274,000 and $22,014,000 outstanding purchase commitments for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, respectively.
As of June 30, 2012 and 2011, the Company had approximately $2,618,000 and $5,170,000 capital commitments for the purchase of property and equipment, respectively.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at June 30, 2012 and 2011.
The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that it maintains, however, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage in the future.

Environmental matters

The Company is subject to various federal, state, local, and foreign laws and regulations governing environmental matters, including the use, handling, discharge, and disposal of hazardous materials. The Company believes that it has been in material compliance with applicable environmental regulations and standards. Complying with current laws and regulations has not had a material adverse effect on the Company’s financial condition and results of operations. However, it is possible that additional environmental issues may arise in the future, which the Company cannot currently predict.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,599	$29,650
Accounts receivable - Intercompany	36,621	20,555
Other current assets	38	33
Total current assets	57,258	50,238

Other long-term assets	100	5,000
Intercompany loan receivable	—	4,500
Investment in subsidiaries	222,524	201,320
Total assets	$279,882	$261,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$489	$808
Total liabilities	489	808
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2012 and 2011	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,167 shares and 24,938 shares at June 30, 2012 and 24,612 shares and 24,562 shares at June 30, 2011	50	49
Treasury shares at cost; 229 shares at June 30, 2012 and 50 shares at June 30, 2011	(2,104)	(693)
Additional paid-in capital	160,602	153,004
Accumulated other comprehensive income	972	934
Retained earnings	119,873	106,956
Total shareholders’ equity	279,393	260,250
Total liabilities and shareholders’ equity	$279,882	$261,058

The accompanying notes are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Fiscal Year Ended June 30,
	2012	2011	2010
Operating expenses:
Selling, general and administrative	$3,247	$5,110	$2,234
Total operating expenses	3,247	5,110	2,234
Operating loss	(3,247)	(5,110)	(2,234)

Interest income	19	75	4
Income on equity investment in APM	—	1,768	6,546
Gain on equity interest in APM	—	837	—
Income on equity investment in subsidiaries	16,145	40,257	33,508
Net income	$12,917	$37,827	$37,824
The accompanying notes are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities
Net income	$12,917	$37,827	$37,824
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	114	210	215
Equity in net income of subsidiaries	(16,145)	(40,257)	(33,508)
Equity share of net income of APM	—	(1,768)	(6,546)
Gain on acquisition of equity investment	—	(837)	—
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	(10,777)	1,641	(451)
Other current assets	(6)	249	(281)
Accounts payable and accrued liabilities	(320)	499	205
Net cash used in operating activities	(14,217)	(2,436)	(2,542)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(16,979)	—
Prepayment for acquisition of wafer fabrication assets	—	(5,000)	—
Intercompany loan repayment (receivable)	4,500	(4,500)	—
Additional investment in APM before the APM acquisition	—	(1,831)	—
Investment in a privately held company	(100)	—	—
Net cash provided by (used in) investing activities	4,400	(28,310)	—

Cash flows from financing activities
Net proceeds from (payments of issuance costs for) the IPO	—	(610)	53,872
Proceeds from exercise of stock options and ESPP	2,340	4,234	172
Payment for repurchase of common shares	(1,574)	(693)	—
Net cash provided by financing activities	766	2,931	54,044

Net increase (decrease) in cash and cash equivalents	(9,051)	(27,815)	51,502
Cash and cash equivalents at beginning of year	29,650	57,465	5,963
Cash and cash equivalents at end of year	$20,599	$29,650	$57,465

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
The accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of its subsidiaries exceed 25% of the consolidated net assets of Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”).
The parent company records its investment in subsidiaries under the equity method of accounting. Such investment is presented on the balance sheet as "Investment in subsidiaries" and the subsidiaries' net income (loss) are recognized based on the effective shareholding percentage as income on equity investment in subsidiaries on the statement of income. Intercompany balances and transactions have not been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements of the Company.
2. Restricted net assets of subsidiaries
For a discussion of the Company’s restricted net assets of subsidiaries, see Note 13 of the Company’s consolidated financial statements.
3. Commitments and contingencies
For a discussion of the Company’s commitments and contingencies, see Note 14 of the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
	(in thousands)
June 30, 2009	$30	$11,002	$995
Additions	—	88,725	238
Reductions	—	(91,276)	—

June 30, 2010	30	8,451	1,233
Additions	—	83,110	462
Reductions	—	(72,326)	(250)

June 30, 2011	30	19,235	1,445
Additions	853	93,979	322
Reductions	(131)	(96,958)	(77)

June 30, 2012	$752	$16,256	$1,690

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2012

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MIKE F. CHANG
Mike F. Chang
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mike F. Chang and Mary L. Dotz, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 31, 2012
Mike F. Chang	(Principal Executive Officer)

/s/ MARY L. DOTZ	Chief Financial Officer and Corporate Secretary	August 31, 2012
Mary L. Dotz	(Principal Financial Officer)

/s/ YIFAN LIANG	Chief Accounting Officer and Assistant Corporate Secretary	August 31, 2012
Yifan Liang	(Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 31, 2012
Yueh-Se Ho, Ph.D.

/s/ CHUNG TE CHANG	Director	August 31, 2012
Chung Te Chang

/s/ MARK A. STEVENS	Director	August 31, 2012
Mark A. Stevens

/s/ HOWARD M. BAILEY	Director	August 31, 2012
Howard M. Bailey

/s/ THOMAS W. STEIPP	Director	August 31, 2012
Thomas W. Steipp

/s/ RICHARD W. SEVCIK	Director	August 31, 2012
Richard W. Sevcik

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Form of Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
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
10.7
Technology License Agreement dated as of July 20, 2005 between the Registrant and Agape Package Manufacturing Limited (incorporated by reference to Exhibit 10.5 Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.8
Amendment No. 1 to Technology License Agreement dated as of July 16, 2010 between the Registrant and Agape Package Manufacturing Limited (incorporated by reference to Exhibit 4.8 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.9††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.10††
First Addendum to Foundry Service Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.11††
Second Addendum to Foundry Service Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.12††
Foundry Service Agreement dated as of November 3, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.13
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.14††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.15††	First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation
10.16
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.17††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.18††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K filed with the Commission on September 9, 2011)

10.19††
Settlement and Cross License Agreement dated as of October 17, 2008 among the Registrant, Alpha and Omega Semiconductor Incorporated, Fairchild Semiconductor Corporation, and Fairchild Semiconductor International, Inc. (incorporated by reference to Exhibit 10.12 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.20
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.21
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.22
Option Agreement dated as of October 1, 2010 between the Registrant and Integrated Device Technology, Inc. (incorporated by reference to Exhibit 10.22 from Annual Report Form 10-K filed with the Commission on September 9, 2011)

10.23
Share Purchase Agreement dated as of November 30, 2010 between the Registrant, the common shareholders of APM, Min Juang as representative and Agape Package Manufacturing Ltd. (incorporated by reference to Exhibit 10.23 from Annual Report Form 10-K filed with the Commission on September 9, 2011)

10.24
Share Purchase Agreement dated as of November 30, 2010 between the Registrant, the preferred shareholders of APM, Ben Yang as representative and Agape Package Manufacturing Ltd. (incorporated by reference to Exhibit 10.24 from Annual Report Form 10-K filed with the Commission on September 9, 2011)

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

10.27	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.28	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.29	Summary of 2010 Executive Incentive Plan (incorporated by reference to Exhibit 10.29 from Annual Report Form 10-K filed with the Commission on September 9, 2011)
10.30	Summary of 2011 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 from Annual Report Form 10-K filed with the Commission on September 9, 2011)
10.31*	Summary of Fiscal Year 2013 Executive Incentive Plan
10.32
Asset Purchase Agreement dated as of December 14, 2011 between Alpha & Omega Semiconductor Limited, Jireh Semiconductor Limited and Integrated Device Technology, Inc. (incorporated by reference to Exhibit 10.1 from 8-K filed with the Commission on December 14, 2011)

10.33*	Offer Letter to Mary L. Dotz dated as of February 15, 2012
10.34*	Third Addendum to Foundry Service Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited
10.35*	Form of Restricted Share Unit Issuance Agreement
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Registrant
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
* Filed with this Annual Report on Form 10-K.

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