Form 10-Q
period 2012-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2012-11-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2012: 25,090,116.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$95,198	$82,166
Restricted cash	239	236
Accounts receivable, net	29,378	38,850
Inventories	71,056	65,778
Deferred income tax assets	2,803	2,789
Other current assets	2,687	3,962
Total current assets	201,361	193,781
Property, plant and equipment, net	157,010	158,543
Intangible assets, net	885	1,028
Goodwill	269	269
Deferred income tax assets	10,234	10,061
Other long-term assets	967	2,475
Total assets	$370,726	$366,157

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,571	$3,571
Accounts payable	32,601	35,646
Accrued liabilities	18,570	21,026
Income taxes payable	2,685	2,349
Deferred margin	393	366
Capital leases - current portion	949	961
Total current liabilities	58,769	63,919
Long term debt	15,964	16,429
Income taxes payable - long term	3,627	3,509
Deferred income tax liabilities	1,091	587
Capital leases - long term	847	1,085
Deferred rent	1,286	1,235
Total liabilities	81,584	86,764

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at September 30, 2012 and June 30, 2012	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,314 shares and 25,085 shares at September 30, 2012 and 25,167 shares and 24,938 shares at June 30, 2012	51	50
Treasury shares at cost; 229 shares at September 30, 2012 and June 30, 2012	(2,102)	(2,104)
Additional paid-in capital	162,477	160,602
Accumulated other comprehensive income	1,002	972
Retained earnings	127,714	119,873
Total shareholders’ equity	289,142	279,393
Total liabilities and shareholders’ equity	$370,726	$366,157
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2012	2011
Revenue	$95,761	$83,448
Cost of goods sold	70,228	62,871
Gross profit	25,533	20,577

Operating expenses:
Research and development	6,933	8,394
Selling, general and administrative	8,781	9,283
Total operating expenses	15,714	17,677
Operating income	9,819	2,900

Interest income	17	39
Interest expense	(82)	(27)
Income before income taxes	9,754	2,912

Income tax expense	1,812	773
Net income	$7,942	$2,139

Net income per share attributable to common shareholders
Basic	$0.32	$0.09
Diluted	$0.31	$0.08

Weighted average number of common shares used to compute net income per share
Basic	25,038	24,472
Diluted	25,884	25,495

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$7,942	$2,139
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	30	(11)
Total comprehensive income	$7,972	$2,128

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$7,942	$2,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,180	5,707
Amortization	143	143
Allowance for doubtful accounts	—	60
Share-based compensation expense	1,441	1,222
Deferred income taxes, net	318	28
Loss on disposal of property and equipment	51	—
Changes in working capital:
Accounts receivable	9,472	17,010
Inventories	(5,278)	11,942
Other current and long term assets	2,784	575
Accounts payable	1,469	(22,166)
Income taxes payable	455	(1,101)
Accrued and other liabilities	(2,367)	(3,618)
Net cash provided by operating activities	$23,610	$11,941

Cash flows from investing activities
Purchases of property and equipment	(10,243)	(12,568)
Restricted cash released (placed)	(3)	16
Investment in a privately held company	—	(100)
Net cash used in investing activities	$(10,246)	$(12,652)

Cash flows from financing activities
Proceeds from exercise of share options	376	126
Payment for repurchase of common shares	—	(1,574)
Proceeds from borrowings	250	4,002
Repayments of borrowings	(715)	—
Principal payments on capital leases	(250)	(145)
Net cash provided by (used in) financing activities	$(339)	$2,409

Effect of exchange rate changes on cash and cash equivalents	7	(6)
Net increase in cash and cash equivalents	13,032	1,692
Cash and cash equivalents at beginning of period	82,166	86,708
Cash and cash equivalents at end of period	$95,198	$88,400

Supplemental disclosures of non cash investing and financing information:
Property and equipment purchased but not yet paid	$3,963	$10,875
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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending June 30, 2013. The condensed consolidated balance sheet at June 30, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions, including those related to stock rotation returns, price adjustments, inventory reserves, warranty accrual, income taxes, share-based compensation, and useful lives for property, plant and equipment and intangible assets.
Fair Value of Financial Instruments
The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, short term bank borrowings and capital leases approximate their carrying values due to their short-term maturities.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income consists of cumulative foreign currency translation adjustments. Total comprehensive income (loss) is presented in the condensed consolidated statements of comprehensive income.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued the Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011,

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the FASB issued an amendment to this guidance to defer the requirement to present such reclassification adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011.
Effective July 1, 2012, the Company retrospectively adopted this new guidance by presenting total comprehensive income and the components of net income and other comprehensive income in two separate but consecutive statements. The adoption of this guidance resulted only in a change in how the Company presents other comprehensive income in the condensed consolidated financial statements and did not have any impact on its results of operations, financial position, or cash flows.

2. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$7,942	$2,139

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,038	24,472
Diluted:
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	846	1,023
Weighted average number of common shares used to compute diluted net income per share	25,884	25,495
Net income per share attributable to common shareholders:
Basic	$0.32	$0.09
Diluted	$0.31	$0.08
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Employee stock options and RSUs	2,694	2,568
ESPP to purchase common shares	316	—
Total potential dilutive securities	3,010	2,568

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2012	2011
Customer A	23.6%	17.3%
Customer B	41.5%	44.9%
Customer C	13.7%	14.4%

	September 30, 2012	June 30, 2012
Percentage of accounts receivable
Customer A	19.8%	34.1%
Customer B	14.2%	23.6%
Customer C	31.7%	20.4%

4. Balance Sheet Components
Accounts receivable:

	September 30, 2012	June 30, 2012
	(in thousands)
Accounts receivable	$46,620	$55,858
Less: Allowance for price adjustments	(16,490)	(16,256)
Less: Allowance for doubtful accounts	(752)	(752)
Accounts receivable, net	$29,378	$38,850

Inventories:

	September 30, 2012	June 30, 2012
	(in thousands)
Raw materials	$27,115	$27,856
Work in-process	33,497	28,188
Finished goods	10,444	9,734
	$71,056	$65,778

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment:

	September 30, 2012	June 30, 2012
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,077
Manufacturing machinery and equipment	156,908	152,307
Equipment and tooling	9,861	9,910
Computer equipment and software	14,669	14,912
Office furniture and equipment	1,551	1,630
Leasehold improvements	22,669	22,463
	214,714	210,249
Less accumulated depreciation	(69,644)	(63,114)
	145,070	147,135
Equipment and construction in progress	11,940	11,408
Property, plant and equipment, net	$157,010	$158,543

Other long term assets:

	September 30, 2012	June 30, 2012
	(in thousands)
Prepayments for property and equipment	$167	$1,632
Investment in a privately held company	100	100
Deferred debt issuance cost	173	204
Office leases deposits	527	539
	$967	$2,475
Accrued liabilities:

	September 30, 2012	June 30, 2012
	(in thousands)
Accrued salaries and wages	$2,698	$3,418
Accrued vacation	2,348	2,232
Accrued bonuses	2,417	4,258
Warranty accrual	1,561	1,556
Stock rotation accrual	1,778	2,032
Accrued professional fees	905	687
ESPP payable	779	313
Customer deposits	341	179
Other accrued expenses	5,743	6,351
	$18,570	$21,026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty accrual, included in accrued liabilities is as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Beginning balance	$1,556	$664
Addition	118	260
Utilization	(113)	(229)
Ending balance	$1,561	$695
Stock rotation accrual, included in accrued liabilities is as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Beginning balance	$2,032	$1,880
Addition	1,618	1,330
Utilization	(1,872)	(1,917)
Ending balance	$1,778	$1,293

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

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statements of income from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded in general and administrative expenses in the Company's condensed consolidated statements of income for fiscal 2012.

The allocation of the total purchase consideration of $26.3 million based on the preliminary estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Land	$4,950
Building	3,900
Machinery and equipment	15,564
Inventories	2,159
Accrued liabilities	(512)
Goodwill	269
Total purchase consideration	$26,330

Of the total purchase price paid at the time of acquisition, approximately $0.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible assets and is deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible assets were the synergies in improved product research and development as well as product to market lead time and production operations that can be leveraged to enable the Company to build an enterprise value greater than the sum of its parts. The Company is depreciating on a straight-line basis the building over an estimated useful life of 20 years and the machinery and equipment over an estimated useful life of 3 to 7 years.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

6. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loans and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. As of September 30, 2012, the outstanding balance of the term loan and the equipment line was $19.5 million and $0, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2012, the Company was in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB80 million (equivalent of $12.7 million based on the currency exchange rate as of September 30, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and indexed to the published LIBOR per annum. These lines expired in August 2012 and are in the process of renewal. As of September 30, 2012, there was no outstanding balance for these lines of credit.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions are met. As of September 30, 2012, the outstanding balance of the loan was $250,000.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Shareholders' Equity and Share-based Compensation
Shares Repurchase
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings.
During the three months ended September 30, 2012, the Company did not repurchase any shares under the program. During the three months ended September 30, 2012, the Company re-issued 200 shares with weighted average repurchase cost of $13.8 per share, upon vesting of certain restricted stock units ("RSU").
As of September 30, 2012, the Company repurchased an aggregate of 241,170 shares for a total cost of $2.3 million, at an average repurchase price of $9.40 per share since inception of the program. Of the 241,170 repurchased shares, 12,000 shares with a weighted average repurchase price of $13.80 per share were reissued at an average price of $5.42 per share for option exercises and vested RSUs.
Stock Options
The following table summarizes the Company's stock option activities for the three months ended September 30, 2012:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2012	4,214,652	$10.00	$6,758,645
Granted	—	—
Exercised	(127,441)	2.95	$762,591
Canceled or forfeited	(119,736)	11.73
Outstanding at September 30, 2012	3,967,475	$10.18	$5,211,558

Information with respect to stock options outstanding and exercisable at September 30, 2012 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,967,475	5.42	$10.18	2,948,758	$9.32

Options vested and expected to vest	3,883,442	5.36	$10.12
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2012:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	69,400	8.92
Vested	(23,812)	9.51
Forfeited	(15,650)	10.22
Nonvested at September 30, 2012	479,316	$10.17	2.10	$4,126,911

RSUs vested and expected to vest	420,626		1.99	$3,621,589
The fair value of RSU is estimated based on the market price of the Company's stock on the date of grant.
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of income for the periods presented was as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Cost of goods sold	$198	$81
Research and development expenses	393	259
Selling, general and administrative expenses	850	882

	$1,441	$1,222
Total unrecognized stock-based compensation expense as of September 30, 2012 was $5.9 million including estimated forfeitures and is expected to be recognized over a weighted-average period of 1.6 years.

8. Income Taxes

The Company recognized income tax expense of approximately $1.8 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. The estimated effective tax rate was 18.6% and 26.5% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012 was lower than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2012 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2012 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2012, the gross amount of unrecognized tax benefits was approximately $7.2 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Segment and Geographic Information
The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company's Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company's distributors sell their products to end customers which may have global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Hong Kong	$74,627	$64,852
China	17,629	14,622
South Korea	2,268	2,458
United States	343	401
Other countries	894	1,115
	$95,761	$83,448

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Power discrete	$75,504	$63,714
Power IC	14,531	13,313
Packaging and testing services	5,726	6,421
	$95,761	$83,448

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	September 30, 2012	June 30, 2012
	(in thousands)
China	$109,393	$111,432
United States	47,144	46,730
Other countries	473	381
	$157,010	$158,543

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of September 30, 2012 and June 30, 2012, the Company had approximately $25.5 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services; and approximately $0.9 million and $2.6 million capital commitments for the purchase of property and equipment, respectively.
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
The Company is a party to a variety of agreements that it contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2012 and June 30, 2012.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange
Commission on August 31, 2012.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 240 new products during the fiscal year ended June 30, 2012, and over 190 and 140 new products in the fiscal years 2011 and 2010, respectively. During the three months ended September 30, 2012, we introduced an additional 46 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe, would enable us to introduce innovative products to address the increasingly complex power requirements of advanced electronics. Our patent portfolio has grown to include 268 patents and 198 patents applications in the United States as of September 30, 2012. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development expertise in the United States and Asia, cost-effective semiconductor manufacturing in the United States and Asia and localized sales and technical support in several fast-growing electronics hubs. Our core research and development team, based in Silicon Valley and Hillsboro, Oregon, is complemented by our design center in Taiwan and process, and packaging and testing engineers in China. In January 2012, we completed the acquisition of a 200mm wafer fabrication facility located in Hillsboro, Oregon, (the "Oregon fab") from Integrated Device Technology, Inc ("IDT"). Given the highly unique nature of discrete power technology, this acquisition was critical for us to accelerate proprietary technology development, speed up new product introduction, reduce manufacturing costs and improve our long-term financial performance. To meet market demand, we allocate our wafer manufacturing requirements to in-house capacity for newer products and selected third-party foundries for more mature high volume products. Since the acquisition, we have created our next generation of low voltage MOSFET products, our Gen 5 AlphaMOS, developed a new technology platform, AlphaIGBT and introduced new medium voltage products at the Oregon fab. Additionally, we have made significant progress in ramping up production at our Oregon fab. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time. Our in-house packaging capability, together with the Oregon fab, position us to drive towards technology leadership in a broad range of power semiconductors.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global and regional economic conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, we experienced a general slowdown of global and regional economic conditions, particularly in our core computing and consumer markets, in the first three quarters of the fiscal year 2012, which adversely affected our results of operations for the year. While we observed a gradual improvement in the quarter ended June 30, 2012, we cannot be certain if and when such cyclical trend will repeat and how much negative impact it will have on our business, financial conditions, and results of operations.
Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our established products will continue to decline in the future. However, as a normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, expanding existing products for new applications and new customers, and reducing manufacturing cost of existing products.
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
Manufacturing costs: Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers purchased from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply. Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During the ramp-up period of our Oregon fab which was acquired in January 2012, our gross margin for the third and fourth quarters of fiscal year 2012 was adversely affected by approximately 2.0% to 3.0%. In the first quarter of fiscal year 2013, we made significant progress in ramping up production of our Oregon fab, which neutralized the impact on our gross margin. In the long run, we anticipate that our “fab-lite” business model will positively impact our gross margin by accelerating the development of new technology and allowing more cost-effective and efficient development of high-value products.
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
Operating expenses
Our operating expenses consist of research and development and selling, general and administrative expenses. We expect that our total operating expenses will generally increase over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
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

Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three months ended September 30, 2012 and 2011. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(% of revenue)
Revenue	$95,761	$83,448	100.0%	100.0%
Cost of goods sold	70,228	62,871	73.3%	75.3%
Gross profit	25,533	20,577	26.7%	24.7%

Operating expenses:
Research and development	6,933	8,394	7.2%	10.1%
Selling, general and administrative	8,781	9,283	9.2%	11.1%
Total operating expenses	15,714	17,677	16.4%	21.2%
Operating income	9,819	2,900	10.3%	3.5%
Interest income	17	39	—%	—%
Interest expense	(82)	(27)	(0.1)%	—%
Income before income taxes	9,754	2,912	10.2%	3.5%
Income tax expense	1,812	773	1.9%	0.9%
Net income	$7,942	$2,139	8.3%	2.6%

Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(% of revenue)
Cost of goods sold	$198	$81	0.2%	0.1%
Research and development expenses	393	259	0.4%	0.3%
Selling, general and administrative expenses	850	882	0.9%	1.1%
Total	$1,441	$1,222	1.5%	1.5%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$75,504	$63,714	$11,790	18.5%
Power IC	14,531	13,313	1,218	9.1%
Packaging and testing services	5,726	6,421	(695)	(10.8)%
	$95,761	$83,448	$12,313	14.8%
Total revenue was $95.8 million for the three months ended September 30, 2012, an increase of $12.3 million, or 14.8% as compared to $83.4 million for the same period of last year. The increase consisted of $11.8 million and $1.2 million increase in sales of power discrete and power IC products, respectively, primarily as a result of a 17.5% increase in unit shipments due to improved market condition while the average selling price remained relatively flat as compared to the same period of last year. The increase was partially offset by a $0.7 million decrease in packaging and testing services due to softened demand.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$70,228	$62,871	$7,357	11.7%
Percentage of revenue	73.3%	75.3%

Gross profit	$25,533	$20,577	$4,956	24.1%
Percentage of revenue	26.7%	24.7%

Cost of goods sold was $70.2 million for the three months ended September 30, 2012, an increase of $7.4 million, or 11.7%, as compared to $62.9 million for the same period of last year primarily as a result of increased unit shipments. Gross margin increased by 2.0 percentage points to 26.7% for the three months ended September 30, 2012, as compared to 24.7% for the same period of last year. The increase in gross margin was primarily due to improved factory utilization, including the contribution from our Oregon fab acquired in January 2012, as well as reduced material cost during the quarter as compared to the same quarter of last year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions.

Research and development expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,933	$8,394	$(1,461)	(17.4)%
Research and development expenses were $6.9 million for the three months ended September 30, 2012, a decrease of $1.5 million, or 17.4% as compared to $8.4 million for the same period of last year. The decrease was primarily attributable to a $1.5 million of engineering wafers incurred in the quarter ended September 30, 2011 under the then new foundry agreement with IDT. In addition, we introduced 49 new products during the first quarter of fiscal year 2013 as compared to 61 new products of the same period of prior year. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect our research and development expenses will fluctuate from time to time.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative expenses	$8,781	$9,283	$(502)	(5.4)%
Selling, general and administrative expenses were $8.8 million for the three months ended September 30, 2012, a decrease of $0.5 million, or 5.4% as compared to $9.3 million for the same period of last year. The decrease was primarily due to a $0.4 million decrease in accounting, Sarbanes-Oxley compliance and consulting fees as the related consulting activities decreased, and a $0.4 million decrease in business license fees and taxes primarily due to a business tax refund of a subsidiary in China during the quarter ended September 30, 2012, partially offset by a $0.3 million increase in employee compensation and benefits and a $0.1 million increase in depreciation and amortization expenses primarily related to fixed assets acquired during the quarter ended September 30, 2012.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three months ended September 30, 2012 as compared to the same period of last year was primarily due to lower average interest rate.
Interest expense was primarily related to bank borrowings. The increase in interest expenses during the three months ended September 30, 2012 was primarily due to an increase in bank borrowings including the $20.0 million term loan obtained in May 2012 for working capital purposes as compared to the same period of last year.
Income tax expense

	Three Months Ended September 30,
	2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,812	$773	$1,039	134.4%

We recognized income tax expense of approximately $1.8 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate was 18.6% and 26.5% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate for the three months ended September 30, 2012 was lower than that for the same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources

    Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Currently, we primarily financed our operations through funds generated from operations and borrowings under our revolving lines of credit and term loans.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. As of September 30, 2012, the outstanding balance of the term loan and the equipment line was $19.5 million and $0, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2012, we were in compliance with these covenants.
Two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with an aggregated maximum amount of RMB 80 million (equivalent of $12.7 million based on the currency exchange rate as of September 30, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and indexed to the published LIBOR per annum. These lines expired in August 2012 and are in the process of renewal. As of September 30, 2012, there was no outstanding balance under these revolving lines of credit.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions are met. As of September 30, 2012, the outstanding balance of the loan was $250,000.
On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of September 30, 2012, we repurchased an aggregate of 241,170 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.  As at September 30, 2012, of the 241,170 repurchased shares, 12,000 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $5.42 per share for option exercises and vested RSUs.  We did not make any purchases under this program during the three months ended September 30, 2012.
We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

Cash and cash equivalents
As of September 30, 2012 and June 30, 2012, we had $95.2 million and $82.2 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$23,610	$11,941
Net cash used in investing activities	(10,246)	(12,652)
Net cash provided by (used in) financing activities	(339)	2,409
Effect of exchange rate changes on cash and cash equivalents	7	(6)

Net increase in cash and cash equivalents	$13,032	$1,692

Cash flows from operating activities

Net cash provided by operating activities of $23.6 million for the three months ended September 30, 2012 resulted primarily from net income of $7.9 million, non-cash charges of $9.1 million and net increase in working capital of $6.6 million. The non-cash charges of $9.1 million included $7.3 million of depreciation and amortization expenses, $1.4 million of share-based compensation expense, $0.3 million of net deferred income taxes and $0.1 million loss on disposal of property and equipment. The net increase in working capital of $6.6 million was primarily due to a (i) $9.5 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $2.8 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers; (iii) $1.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (iv) $0.5 million increase in income taxes payable; partially offset by $5.3 million increase in inventories as we build up our inventories for the Oregon fab ramp up and $2.4 million decrease in accrued and other liabilities primarily related to performance bonuses.

Net cash provided by operating activities of $11.9 million for the three months ended September 30, 2011 resulted primarily from net income of $2.1 million, non-cash charges of $7.2 million and net increase in working capital of $2.6 million. The non-cash charges of $7.2 million included $5.9 million of depreciation and amortization expenses, $1.2 million of share-based compensation expense and $0.1 million of allowance for doubtful accounts. The net increase in working capital of $2.6 million was primarily due to a (i) $17.0 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $11.9 million decrease in inventories as we reduced our inventories in response to changes in market condition; and (iii) $0.6 million decrease in other current and long term assets primarily due to a decrease in advance payments to suppliers; partially offset by a (a) $22.2 million decrease in accounts payable primarily due to reduced inventory purchase and timing of payment, (b) $3.6 million decrease in accrued and other liabilities primarily related to performance bonuses, and (c) $1.1 million decrease in income taxes payable.
Cash flows from investing activities

Net cash used in investing activities of $10.2 million for the three months ended September 30, 2012 was primarily attributable to purchase of property and equipment to increase our in-house production capacity.

Net cash used in investing activities of $12.7 million for the three months ended September 30, 2011 was primarily attributable to $12.6 million for purchase of property and equipment to increase our in-house production capacity and $0.1 million related to the investment in a privately held company.
Cash flows from financing activities
Net cash used in financing activities of $0.3 million for the three months ended September 30, 2012 was primarily attributable to $0.5 million of net repayment to our borrowings and $0.3 million in payment of capital lease obligations; partially offset by a $0.4 million of proceeds from exercise of stock options.

Net cash provided by financing activities of $2.4 million for the three months ended September 30, 2011was primarily attributable to $4.0 million of net proceeds from our revolving lines of credit and $0.1 million of proceeds from exercise of stock options, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.1 million in payment of capital lease obligations.

Capital expenditures
Capital expenditures were $10.2 million and $12.6 million for the three months ended September 30, 2012 and 2011, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. Capital expenditures for the three months ended September 30, 2012 primarily consisted of purchases of equipment for the Oregon fab.  Following the acquisition of the Oregon fab, we expect to use a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements.
Capital expenditures for the three months ended September 30, 2011 primarily consisted of purchases of packaging and testing equipment for our two in-house packaging facilities and purchases of consigned equipment to a third-party foundry. Following the acquisition of APM in December 2010, we relied primarily on our in-house capacities for packaging and testing our products and expect to continue to do so in the future.
Commitments

As of September 30, 2012 and June 30, 2012, we had approximately $25.5 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of September 30, 2012 and June 30, 2012, we had approximately $0.9 million and $2.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of September 30, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 31, 2012, contains risk factors identified by AOS. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2012, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our board of director on October 22, 2010.

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

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("the "Exchange Act") or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2012

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MARY L. DOTZ
Mary L. Dotz
Chief Financial Officer
(Principal Financial Officer)