Form 10-Q
period 2012-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2013-02-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2013: 25,429,722.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$91,864	$82,166
Restricted cash	361	236
Accounts receivable, net	42,967	38,850
Inventories	71,488	65,778
Deferred income tax assets	2,835	2,789
Other current assets	3,752	3,962
Total current assets	213,267	193,781
Property, plant and equipment, net	151,160	158,543
Intangible assets, net	742	1,028
Goodwill	269	269
Deferred income tax assets	10,427	10,061
Other long-term assets	835	2,475
Total assets	$376,700	$366,157

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$2,857	$3,571
Accounts payable	32,988	35,646
Accrued liabilities	19,184	21,026
Income taxes payable	2,450	2,349
Deferred margin	468	366
Capital leases	960	961
Total current liabilities	58,907	63,919
Long term debt	15,250	16,429
Income taxes payable - long term	3,626	3,509
Deferred income tax liabilities	1,622	587
Capital leases - long term	606	1,085
Deferred rent	1,338	1,235
Total liabilities	81,349	86,764

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at December 31, 2012 and June 30, 2012	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,625 shares and 25,396 shares at December 31, 2012 and 25,167 shares and 24,938 shares at June 30, 2012	51	50
Treasury shares at cost; 229 shares at December 31, 2012 and June 30, 2012	(2,106)	(2,104)
Additional paid-in capital	164,947	160,602
Accumulated other comprehensive income	1,027	972
Retained earnings	131,432	119,873
Total shareholders’ equity	295,351	279,393
Total liabilities and shareholders’ equity	$376,700	$366,157
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue	$89,448	$80,713	$185,209	$164,161
Cost of goods sold	68,854	62,440	139,082	125,311
Gross profit	20,594	18,273	46,127	38,850

Operating expenses
Research and development	6,866	8,108	13,799	16,502
Selling, general and administrative	8,838	7,833	17,619	17,116
Total operating expenses	15,704	15,941	31,418	33,618
Operating income	4,890	2,332	14,709	5,232

Interest income	20	25	37	64
Interest expense	(107)	(44)	(189)	(71)
Income before income taxes	4,803	2,313	14,557	5,225

Income tax expense	1,085	839	2,897	1,612
Net income	$3,718	$1,474	$11,660	$3,613

Net income per share attributable to common shareholders
Basic	$0.15	$0.06	$0.46	$0.15
Diluted	$0.14	$0.06	$0.45	$0.14

Weighted average number of common shares used to compute net income per share
Basic	25,292	24,538	25,165	24,529
Diluted	26,101	25,423	25,992	25,517

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$3,718	$1,474	$11,660	$3,613
Other comprehensive income, net of tax
Foreign currency translation adjustment	25	36	55	25
Total comprehensive income	$3,743	$1,510	$11,715	$3,638

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$11,660	$3,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,498	11,504
Amortization	286	286
Allowance for doubtful accounts	—	185
Share-based compensation expense	2,354	2,675
Deferred income taxes, net	624	129
Loss on disposal of property and equipment	51	2
Changes in working capital:
Accounts receivable	(4,117)	7,513
Inventories	(5,710)	19,116
Other current and long term assets	1,850	2,027
Accounts payable	2,496	(21,795)
Income taxes payable	218	(762)
Accrued and other liabilities	(1,542)	(1,724)
Net cash provided by operating activities	$22,668	$22,769

Cash flows from investing activities
Purchases of property and equipment	(12,531)	(21,884)
Restricted cash placed	(125)	(25)
Investment in a privately held company	—	(100)
Net cash used in investing activities	$(12,656)	$(22,009)

Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,051	930
Payment for repurchase of common shares	(5)	(1,574)
Proceeds from borrowings	250	14,700
Repayments of borrowings	(2,143)	(4,000)
Principal payments on capital leases	(479)	(291)
Net cash provided by (used in) financing activities	$(326)	$9,765

Effect of exchange rate changes on cash and cash equivalents	12	27
Net increase in cash and cash equivalents	9,698	10,552
Cash and cash equivalents at beginning of period	82,166	86,708
Cash and cash equivalents at end of period	$91,864	$97,260

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,144	$8,267
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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending June 30, 2013. The condensed consolidated balance sheet at June 30, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
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
Fair Value of Financial Instruments
The fair value of cash equivalents are based on observable market prices and have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of short term bank deposits. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term maturities. The carrying value of the company's debt is considered a reasonable estimate of fair value which is estimated by considering the current rates available to the Company for debt of the same remaining maturities, structure and terms of the debts.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued the Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an amendment to this guidance to defer the requirement to present such reclassification adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011.
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

2. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$3,718	$1,474	$11,660	$3,613

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,292	24,538	25,165	24,529
Diluted:
Weighted average number of common shares used to compute basic net income per share	25,292	24,538	25,165	24,529
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	809	885	827	988
Weighted average number of common shares used to compute diluted net income per share	26,101	25,423	25,992	25,517
Net income per share attributable to common shareholders:
Basic	$0.15	$0.06	$0.46	$0.15
Diluted	$0.14	$0.06	$0.45	$0.14
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Employee stock options and RSUs	2,841	3,026	2,768	2,797
ESPP to purchase common shares	187	886	251	443
Total potential dilutive securities	3,028	3,912	3,019	3,240

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2012	2011	2012	2011
Customer A	24.2%	23.1%	23.9%	20.2%
Customer B	43.8%	40.5%	42.6%	42.7%
Customer C	11.2%	14.8%	12.5%	14.6%

	December 31, 2012	June 30, 2012
Percentage of accounts receivable
Customer A	26.9%	34.1%
Customer B	37.0%	23.6%
Customer C	15.0%	20.4%

4. Balance Sheet Components
Accounts receivable:

	December 31, 2012	June 30, 2012
	(in thousands)
Accounts receivable	$62,912	$55,858
Less: Allowance for price adjustments	(19,193)	(16,256)
Less: Allowance for doubtful accounts	(752)	(752)
Accounts receivable, net	$42,967	$38,850

Inventories:

	December 31, 2012	June 30, 2012
	(in thousands)
Raw materials	$23,817	$27,856
Work in-process	36,932	28,188
Finished goods	10,739	9,734
	$71,488	$65,778

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment:

	December 31, 2012	June 30, 2012
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,077
Manufacturing machinery and equipment	158,685	152,307
Equipment and tooling	9,854	9,910
Computer equipment and software	15,705	14,912
Office furniture and equipment	1,561	1,630
Leasehold improvements	22,941	22,463
	217,802	210,249
Less accumulated depreciation	(76,841)	(63,114)
	140,961	147,135
Equipment and construction in progress	10,199	11,408
Property, plant and equipment, net	$151,160	$158,543
Other long term assets:

	December 31, 2012	June 30, 2012
	(in thousands)
Prepayments for property and equipment	$64	$1,632
Investment in a privately held company	100	100
Deferred debt issuance cost	145	204
Office leases deposits	526	539
	$835	$2,475
Accrued liabilities:

	December 31, 2012	June 30, 2012
	(in thousands)
Accrued salaries and wages	$3,911	$3,418
Accrued vacation	1,840	2,232
Accrued bonuses	2,744	4,258
Warranty accrual	1,673	1,556
Stock rotation accrual	1,767	2,032
Accrued professional fees	606	687
ESPP payable	332	313
Customer deposits	291	179
Other accrued expenses	6,020	6,351
	$19,184	$21,026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty accrual, included in accrued liabilities is as follows:

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$1,556	$664
Additions	733	439
Utilization	(616)	(323)
Ending balance	$1,673	$780
Stock rotation accrual, included in accrued liabilities is as follows:

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Beginning balance	$2,032	$1,880
Additions	3,254	2,906
Utilization	(3,519)	(3,095)
Ending balance	$1,767	$1,691

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

The allocation of the total purchase consideration of $26.3 million based on the estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company considered the additional proforma revenue and earnings disclosure as not practical given the assets acquired had been and will continue to be used primarily as a captive fabrication facility. Due to the lack of independently substantiated standalone historical financial statements of the acquired assets, retrospective application requires significant estimates of their related revenues, costs and expenses for the proforma financial information disclosure. It is impossible to distinguish objectively information about those estimates that would provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application, or such information would have been available when the financial statements for that prior period were issued. Furthermore, the wafers produced by the Oregon fab for the Company are different from those of IDT and the Company does not intend to continue to produce such wafers. Therefore, the retroactive proforma financial information would not provide meaningful information for investors.

6. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. As of December 31, 2012, the outstanding balance of the term loan and the equipment line was $17.9 million and $0, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2012, the Company was in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.2 million based on the currency exchange rate as of December 31, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and was indexed to the published LIBOR per annum. These lines expired in August 2012 and were renewed in November 2012 with substantially the same terms except the aggregated maximum available amount of these two lines of credit increased from RMB80 million to RMB95 million. As of December 31, 2012, there was no outstanding balance for these lines of credit.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of December 31, 2012, the outstanding balance of the loan was $250,000.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Shareholders' Equity and Share-based Compensation
Shares Repurchase
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings.
During the three and six months ended December 31, 2012, the Company repurchased 600 shares with weighted average repurchase price of $7.48 per share under the program. During the three and six months ended December 31, 2012, the Company issued 1,200 and 1,400 shares, respectively, with weighted average repurchase cost of $13.80 per share, upon vesting of certain restricted stock units ("RSU").
As of December 31, 2012, the Company repurchased an aggregate of 241,770 shares for a total cost of $2.3 million, at an average repurchase price of $9.40 per share since inception of the program. Of the 241,770 repurchased shares, 13,200 shares with a weighted average repurchase price of $13.80 per share were issued at an average price of $4.92 per share for option exercises and vested RSUs.
Stock Options
The following table summarizes the Company's stock option activities for the six months ended December 31, 2012:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2012	4,214,652	$10.00	$6,758,645
Granted	30,000	7.97
Exercised	(287,873)	4.24	1,264,884
Canceled or forfeited	(391,795)	12.72
Outstanding at December 31, 2012	3,564,984	$10.15	$4,464,243

Information with respect to stock options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,564,984	5.54	$10.15	2,704,191	$9.41

Options vested and expected to vest	3,497,164	5.49	$10.10
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation for the six months ended December 31, 2012 with the following weighted average assumptions:

Six Months Ended December 31,
2012
Volatility rate	49%
Risk-free interest rate	0.7%
Expected term	5.5 years
Dividend yield	0%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2012:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	99,000	8.70
Vested	(69,380)	10.00
Forfeited	(18,250)	10.64
Nonvested at December 31, 2012	460,748	$10.40	2.08	$3,870,283
RSUs vested and expected to vest	404,595		1.99	$3,398,601
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan
The Employee Share Purchase Plan (the "ESPP") was established in May 2010 upon the completion of the Company's initial public offering. The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2012
Volatility rate	50%
Risk-free interest rate	0.1% - 0.3%
Expected term	1.3 years
Dividend yield	0%
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of income for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of goods sold	$141	$133	$339	$214
Research and development	278	372	671	631
Selling, general and administrative	494	948	1,344	1,830
	$913	$1,453	$2,354	$2,675
Total unrecognized stock-based compensation expense as of December 31, 2012 was $5.7 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.5 years.

8. Income Taxes

The Company recognized income tax expense of approximately $1.1 million and $0.8 million for the three months ended December 31, 2012 and 2011, respectively. The Company recognized income tax expense of approximately $2.9 million and $1.6 million for the six months ended December 31, 2012 and 2011, respectively. The estimated effective tax rate was 22.6% and 36.3% for the three months ended December 31, 2012 and 2011, respectively. The estimated effective tax rate was 19.9% and 30.9% for the six months ended December 31, 2012 and 2011, respectively. The effective tax rate for the three and six months ended December 31, 2012 was lower than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2012 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2012 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2012, the gross amount of unrecognized tax benefits was approximately $7.2 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Hong Kong	$71,251	$63,207	$145,878	$128,059
China	15,336	14,592	32,965	29,214
South Korea	1,392	1,706	3,660	4,164
United States	313	366	656	767
Other countries	1,156	842	2,050	1,957
	$89,448	$80,713	$185,209	$164,161

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Power discrete	$70,801	$62,491	$146,305	$126,205
Power IC	12,936	12,967	27,467	26,280
Packaging and testing services	5,711	5,255	11,437	11,676
	$89,448	$80,713	$185,209	$164,161

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	December 31, 2012	June 30, 2012
	(in thousands)
China	$104,597	$111,432
United States	45,990	46,730
Other countries	573	381
	$151,160	$158,543

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2012 and June 30, 2012, the Company had approximately $30.9 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services; and approximately $0.5 million and $2.6 million of capital commitments for the purchase of property and equipment, respectively.
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
The Company is a party to a variety of agreements that it contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2012 and June 30, 2012.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that it maintains, however, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage in the future.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 240 new products during the fiscal year ended June 30, 2012, and over 190 and 140 new products in the fiscal years 2011 and 2010, respectively. During the six months ended December 31, 2012, we introduced an additional 116 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe, would enable us to introduce innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 289 patents and 206 patent applications in the United States as of December 31, 2012. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development expertise in the United States and Asia, cost-effective semiconductor manufacturing in the United States and Asia and localized sales and technical support in several fast-growing electronics hubs. Our core research and development team, based in Silicon Valley, California and Hillsboro, Oregon, is complemented by our design center in Taiwan and process, and packaging and testing engineers in China. In January 2012, we completed the acquisition of a 200mm wafer fabrication facility located in Hillsboro, Oregon, (the "Oregon fab") from Integrated Device Technology, Inc ("IDT"). Given the highly unique nature of discrete power technology, this acquisition was critical for us to accelerate proprietary technology development, speed up new product introduction, reduce manufacturing costs and improve our long-term financial performance. To meet market demand, we allocate our wafer manufacturing requirements to in-house capacity for newer products and selected third-party foundries for more mature high volume products. Since the acquisition, we have created our next generation of low voltage MOSFET products, our Gen 5 AlphaMOS, developed a new technology platform, AlphaIGBT and introduced AlphaMOSII high voltage technology and new medium voltage products at the Oregon fab. Additionally, we have made significant progress in ramping up production at our Oregon fab since the acquisition. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time. Our in-house packaging capability, together with the Oregon fab, position us to drive towards technology leadership in a broad range of power semiconductors.
Factors affecting our performance
Our performance is affected by several key factors, including the following:
Global and regional economic conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, we experienced a general slowdown of global and regional economic conditions, particularly in our core computing and consumer markets, in the first three quarters of the fiscal year 2012, which adversely affected our results of operations for the year. While we observed a gradual improvement in the quarters ended June 30,2012 and September 30, 2012, we expect the decline of consumer personal computing ("PC") markets to have a negative impact on our business, financial conditions, and results of operations. See the discussion under "The PC industry" below.
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
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions have had a more significant impact on our results of operations than seasonality.
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

The PC industry: A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 52.3% and 52.9% of our total revenue for the three and six months ended December 31, 2012, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and internationally.  Decrease in the rate of growth of or decline in the PC markets, due to continued growth of demands in tablets, worldwide economic conditions and/or industry inventory correction, could have a negative impact on the demand for our products, revenue, factory utilization, gross margin and other performance measures. Furthermore, we have been executing strategies to diversify our product portfolio and penetrate into other market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC markets. However, if the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able alleviate its negative impact, which will then adversely affect our results of operations.
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
We record a valuation allowance against deferred tax assets if it is more likely than not that a portion of the deferred tax assets will not be realized, based on historical profitability and our estimate of future taxable income in a particular jurisdiction. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the deferred tax assets may increase or decrease, resulting in corresponding changes in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide profits or losses, the tax laws and regulations in each geographical region where we have operations, the availability of tax credits and carry-forwards and the effectiveness of our tax planning strategies.

Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and six months ended December 31, 2012 and 2011. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$89,448	$80,713	100.0%	100.0%	$185,209	$164,161	100.0%	100.0%
Cost of goods sold	68,854	62,440	77.0%	77.4%	139,082	125,311	75.1%	76.3%
Gross profit	20,594	18,273	23.0%	22.6%	46,127	38,850	24.9%	23.7%

Operating expenses
Research and development	6,866	8,108	7.7%	10.0%	13,799	16,502	7.5%	10.1%
Selling, general and administrative	8,838	7,833	9.9%	9.7%	17,619	17,116	9.5%	10.4%
Total operating expenses	15,704	15,941	17.6%	19.7%	31,418	33,618	17.0%	20.5%
Operating income	4,890	2,332	5.5%	2.9%	14,709	5,232	7.9%	3.2%
Interest income	20	25	—%	—%	37	64	—%	—%
Interest expense	(107)	(44)	(0.1)%	—%	(189)	(71)	—%	—%
Income before income taxes	4,803	2,313	5.4%	2.9%	14,557	5,225	7.9%	3.2%
Income tax expense	1,085	839	1.2%	1.1%	2,897	1,612	1.6%	1.0%
Net income	$3,718	$1,474	4.2%	1.8%	$11,660	$3,613	6.3%	2.2%
Share-based compensation expense was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$141	$133	0.2%	0.2%	$339	$214	0.2%	0.1%
Research and development	278	372	0.3%	0.5%	671	631	0.4%	0.4%
Selling, general and administrative	494	948	0.6%	1.2%	1,344	1,830	0.7%	1.1%
Total	$913	$1,453	1.1%	1.9%	$2,354	$2,675	1.3%	1.6%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$70,801	$62,491	$8,310	13.3%	$146,305	$126,205	$20,100	15.9%
Power IC	12,936	12,967	(31)	(0.2)%	27,467	26,280	1,187	4.5%
Packaging and testing services	5,711	5,255	456	8.7%	11,437	11,676	(239)	(2.0)%
	$89,448	$80,713	$8,735	10.8%	$185,209	$164,161	$21,048	12.8%
Total revenue was $89.4 million for the three months ended December 31, 2012, an increase of $8.7 million, or 10.8%, as compared to $80.7 million for the same period last year. The increase was primarily due to an increase of $8.3 million in sales of power discrete products while sales of power IC products remained flat. The increase in sales of power discrete products was mainly a result of a 21.0% increase in unit shipments, partially offset by a 6.3% decline in average selling prices as compared to the same period of last year, mainly due to a shift in product mix and, to the less extent, selling price erosion in the computing and consumer markets. Revenues in packaging and testing services for the three months ended December 31, 2012 increased by $0.5 million as compared to the same period last year.
Total revenue was $185.2 million for the six months ended December 31, 2012, an increase of $21.0 million, or 12.8%, as compared to $164.2 million for the same period last year. The increase consisted of $20.1 million and $1.2 million increase in sales of power discrete and power IC products, respectively, primarily as a result of a 20.5% increase in unit shipments, partially offset by a 5.2% decrease in average selling price as compared to the same period of last year mainly due to a shift in product mix and, to the less extent, selling price erosion in the computing and consumer markets. The increase of total revenue was partially offset by a $0.2 million decrease in packaging and testing services due to softened demand.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$68,854	$62,440	$6,414	10.3%	$139,082	$125,311	$13,771	11.0%
Percentage of revenue	77.0%	77.4%			75.1%	76.3%

Gross profit	$20,594	$18,273	$2,321	12.7%	$46,127	$38,850	$7,277	18.7%
Percentage of revenue	23.0%	22.6%			24.9%	23.7%

Cost of goods sold was $68.9 million for the three months ended December 31, 2012, an increase of $6.4 million, or 10.3%, as compared to $62.4 million for the same period last year, primarily as a result of increased unit shipments. Gross margin increased by 0.4 percentage point to 23.0% for the three months ended December 31, 2012 as compared to 22.6% for the same period of last year. The increase in gross margin was primarily due to tighter factory expense control and improved factory utilization as compared to the same period last year.

Cost of goods sold was $139.1 million for the six months ended December 31, 2012, an increase of $13.8 million, or 11.0%, as compared to $125.3 million for the same period of last year primarily as a result of increased unit shipments. Gross margin increased by 1.2 percentage point to 24.9% for the six months ended December 31, 2012, as compared to 23.7% for the same period last year. The increase in gross margin was primarily due to tighter factory expense control and improved factory utilization as compared to the same period last year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,866	$8,108	$(1,242)	(15.3)%	$13,799	$16,502	$(2,703)	(16.4)%
Research and development expenses were $6.9 million for the three months ended December 31, 2012, a decrease of $1.2 million, or 15.3%, as compared to $8.1 million for the same period last year. The decrease was primarily attributable to a $1.8 million decrease in product prototyping and engineering expenses, of which $1.5 million was related to engineering wafers expenses incurred during the three months ended December 31, 2011 under the then new foundry agreement with IDT. The decrease was partially offset by a $0.7 million increase in employee compensation and benefits primarily due to increase in headcount and performance bonuses.
Research and development expenses were $13.8 million for the six months ended December 31, 2012, a decrease of $2.7 million, or 16.4%, as compared to $16.5 million for the same period last year. The decrease was primarily attributable to a $3.3 million decrease in product prototyping engineering expenses, mainly related to engineering wafers expenses incurred during the six months ended December 31, 2011 under the then new foundry agreement with IDT. The decrease was partially offset by a $0.6 million increase in employee compensation and benefits primarily due to increase in headcount. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$8,838	$7,833	$1,005	12.8%	$17,619	$17,116	$503	2.9%
Selling, general and administrative expenses were $8.8 million for the three months ended December 31, 2012, an increase of $1.0 million, or 12.8%, as compared to $7.8 million for the same period last year. The increase was primarily due to a $1.2 million increase in employee compensation and benefits due to increase in headcount and performance bonuses, a $0.1 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during current and prior quarters, and a $0.3 million increase in business tax primarily due to a business tax refund of a subsidiary in China during the same period last year, partially offset by a $0.5 million decrease in share based compensation due to the reduction of grants as well as increased cancellations of stock options and other equity awards, and a $0.1 million decrease in bad debt expenses.
Selling, general and administrative expenses were $17.6 million for the six months ended December 31, 2012, an increase of $0.5 million, or 2.9%, as compared to $17.1 million for the same period last year. The increase was primarily due to a $1.6 million increase in employee compensation and benefits due to increase in headcount and performance bonuses and a $0.3 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during the six months ended December 31, 2012, partially offset by a $0.5 million decrease in share based compensation due to the reduction of grants as wells as increased cancellations of stock options and other equity awards, a $0.6 million decrease in accounting, Sarbanes-Oxley compliance and consulting fees as the related compliance activities decreased, a $0.2 million decrease in business taxes primarily due to a business tax refund of a subsidiary in China during the six months ended December 31, 2012, and a $0.2 million decrease in bad debt expenses.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three and six months ended December 31, 2012 as compared to the same periods last year was primarily due to lower average interest rate.
Interest expense was primarily related to bank borrowings. The increase in interest expenses during the three and six months ended December 31, 2012 was primarily due to an increase in bank borrowings, including the $20.0 million term loan obtained in May 2012 for working capital purposes as compared to the same periods last year.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change		2012	2011	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,085	$839	$246	29.3%	$2,897	$1,612	$1,285	79.7%

We recognized income tax expense of approximately $1.1 million and $0.8 million for the three months ended December 31, 2012 and 2011, respectively. The effective tax rate was 22.6% and 36.3% for the three months ended December 31, 2012 and 2011, respectively. Our effective tax rate for the three months ended December 31, 2012 was lower than that for the same period last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the two periods.

We recognized income tax expense of approximately $2.9 million and $1.6 million for the six months ended December 31, 2012 and 2011, respectively. The effective tax rate was 19.9% and 30.9% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate for the six months ended December 31, 2012 was lower than that for the same period last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources

    Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Currently, we primarily financed our operations through funds generated from operations and borrowings under our revolving lines of credit and term loans.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. As of December 31, 2012, the outstanding balance of the term loan and the equipment line was $17.9 million and $0, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2012, we were in compliance with these covenants.
Two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.2 million based on the currency exchange rate as of December 31, 2012) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and indexed to the published LIBOR per annum. These lines expired in August 2012 and were renewed in November 2012 with substantially the same terms except the aggregated maximum available amount of these two lines of credit increased from RMB 80 million to RMB 95 million. As of December 31, 2012, there was no outstanding balance under these two revolving lines of credit.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of December 31, 2012, the outstanding balance of the loan including accrued interest was $0.3 million.
On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the three and six months ended December 31, 2012, the Company repurchased 600 shares with weighted average repurchase price of $7.48 per share under the program. As of December 31, 2012, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.  As at December 31, 2012, of the 241,770 repurchased shares, 13,200 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $4.92 per share for option exercises and vested RSUs.
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

Cash and cash equivalents

As of December 31, 2012 and June 30, 2012, we had $91.9 million and $82.2 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$22,668	$22,769
Net cash used in investing activities	(12,656)	(22,009)
Net cash provided by (used in) financing activities	(326)	9,765
Effect of exchange rate changes on cash and cash equivalents	12	27

Net increase in cash and cash equivalents	$9,698	$10,552

Cash flows from operating activities

Net cash provided by operating activities of $22.7 million for the six months ended December 31, 2012 resulted primarily from net income of $11.7 million, non-cash charges of $17.8 million and net decrease in working capital of $6.8 million. The non-cash charges of $17.8 million included (a) $14.8 million of depreciation and amortization expenses, (b) $2.4 million of share-based compensation expense, (c) $0.6 million of net deferred income taxes and (d) $0.1 million loss on disposal of property and equipment. The net decrease in working capital of $6.8 million was primarily due to a (i) $4.1 million increase in accounts receivable due to the timing of billings and collection of payments; (ii) $5.7 million increase in inventories as we build up our inventories for the Oregon fab ramp up and (iii) $1.5 million decrease in accrued and other liabilities primarily related to performance bonuses, partially offset by (x) $1.9 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers; (y) $2.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (z) $0.2 million increase in income taxes payable.

Net cash provided by operating activities of $22.8 million for the six months ended December 31, 2011 resulted primarily from net income of $3.6 million, non-cash charges of $14.8 million and net increase in working capital of $4.4 million. The non-cash charges of $14.8 million included (a) $11.8 million of depreciation and amortization expenses, (b) $2.7 million of share-based compensation expense, (c) $0.2 million of allowance for doubtful accounts and (d) $0.1 million of net deferred income taxes. The net increase in working capital of $4.4 million was primarily due to a (i) $7.5 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $19.1 million decrease in inventories as we reduced our inventories in response to changes in market condition; and (iii) $2.0 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers; partially offset by a (x) $21.8 million decrease in accounts payable primarily due to reduced inventory purchase and timing of payment, (y) $1.7 million decrease in accrued and other liabilities primarily related to performance bonuses, and (z) $0.8 million decrease in income taxes payable.
Cash flows from investing activities

Net cash used in investing activities of $12.7 million for the six months ended December 31, 2012 was primarily attributable to $12.5 million for purchase of property and equipment to increase our in-house production capacity and $0.1 million related to increase in restricted cash.

Net cash used in investing activities of $22.0 million for the six months ended December 31, 2011 was primarily attributable to $21.9 million for purchase of property and equipment to increase our in-house production capacity and $0.1 million related to the investment in a privately held company.
Cash flows from financing activities

Net cash used in financing activities of $0.3 million for the six months ended December 31, 2012 was primarily attributable to $1.9 million of net repayment to our borrowings and $0.5 million in payment of capital lease obligations; partially offset by a $2.1 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Net cash provided by financing activities of $9.8 million for the six months ended December 31, 2011 was primarily attributable to $10.7 million of net proceeds from our revolving lines of credit and $0.9 million of proceeds from exercise of stock options and ESPP, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.3 million in payment of capital lease obligations.
Capital expenditures
Capital expenditures were $12.5 million and $21.9 million for the six months ended December 31, 2012 and 2011, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. Capital expenditures for the six months ended December 31, 2012 primarily consisted of purchases of equipment for the Oregon fab.  Following the acquisition of the Oregon fab, we expect to use a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements.
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
Commitments

As of December 31, 2012 and June 30, 2012, we had approximately $30.9 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of December 31, 2012 and June 30, 2012, we had approximately $0.5 million and $2.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of December 31, 2012, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the below commodity price risk disclosure, Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2012 contains market risks identified by the Company. There have been no material changes in the market risks we previously disclosed.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 31, 2012, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations, and our efforts to diversify our products may not be sufficient to mitigate the declining PC markets.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 52.3% and 52.9% of our total revenue for the three and six months ended December 31, 2012, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  Recently, we experienced a significant reduction in the demand for our products due to the declining PC markets, particularly from our distributors and customers in Taiwan, which have negatively impacted our revenue and profitability.

As part of our growth strategy to diversify our product portfolio, we have been developing new technologies and products designed to penetrate into other markets and applications, including power supplies, smartphones, tablets, flat panel TVs, and industrial motor controls. We believe that this diversification strategy would mitigate the reduced demand due to the declining PC markets. However, there is no guarantee that these diversification efforts will be successful. In addition, our new products may have long design and sales cycles, therefore if the rate of decline in the PC markets is faster than we expected, or if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

The disclosure requirements under the new “conflict minerals” provisions of the Dodd-Frank Act could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted new disclosure requirements for public companies using certain minerals and metals, known as “conflict minerals”, in their products.  Under these rules, we are required to perform due diligence and disclose our efforts to prevent the sourcing of such conflict minerals from the Democratic Republic of Congo or adjoining countries.   These conflict minerals are commonly used in the manufacture of semiconductor devices.  As a result of these new regulations, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the conflict minerals used in our products.  These new requirements could also adversely affect the sourcing, availability and pricing of such minerals as used in the manufacture of our products, and the pool of suppliers who provide "conflict free" metals may be limited.  As a result, we may not be able to obtain materials for our products in sufficient quantities or at competitive prices. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products and confirm that they are “conflict free,” which may adversely affect our reputations with our customers and shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the share repurchases during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2012	600	$7.48	600
November 1 to November 30, 2012	0	$0.00	0
December 1 to December 31, 2012	0	$0.00	0
Total repurchased during the three months ended December 31, 2012	600	$7.48	600	$22,728,000

(1) Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions.

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

February 6, 2013

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MARY L. DOTZ
Mary L. Dotz
Chief Financial Officer
(Principal Financial Officer)