Form 10-Q
period 2013-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2013-05-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2013: 25,501,585.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$104,040	$82,166
Restricted cash	201	236
Accounts receivable, net	29,812	38,850
Inventories	67,093	65,778
Deferred income tax assets	2,711	2,789
Other current assets	4,879	3,962
Total current assets	208,736	193,781
Property, plant and equipment, net	142,943	158,543
Intangible assets, net	599	1,028
Goodwill	269	269
Deferred income tax assets	10,574	10,061
Other long-term assets	957	2,475
Total assets	$364,078	$366,157

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,571	$3,571
Accounts payable	36,154	35,646
Accrued liabilities	15,124	21,026
Income taxes payable	3,011	2,349
Deferred margin	474	366
Capital leases	974	961
Total current liabilities	59,308	63,919
Long-term debt	14,537	16,429
Income taxes payable - long term	3,480	3,509
Deferred income tax liabilities	1,531	587
Capital leases - long term	347	1,085
Deferred rent	1,388	1,235
Total liabilities	80,591	86,764

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2013 and June 30, 2012	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,718 shares and 25,492 shares at March 31, 2013 and 25,167 shares and 24,938 shares at June 30, 2012	51	50
Treasury shares at cost; 226 shares at March 31, 2013 and 229 shares at June 30, 2012	(2,054)	(2,104)
Additional paid-in capital	166,304	160,602
Accumulated other comprehensive income	979	972
Retained earnings	118,207	119,873
Total shareholders’ equity	283,487	279,393
Total liabilities and shareholders’ equity	$364,078	$366,157
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue	$75,015	$83,858	$260,224	$248,019
Cost of goods sold	69,770	64,564	208,852	189,875
Gross profit	5,245	19,294	51,372	58,144

Operating expenses
Research and development	6,876	6,510	20,675	23,012
Selling, general and administrative	8,917	9,028	26,536	26,144
Impairment of long-lived assets	2,557	—	2,557	—
Total operating expenses	18,350	15,538	49,768	49,156
Operating income (loss)	(13,105)	3,756	1,604	8,988

Interest income	22	21	59	85
Interest expense	(93)	(135)	(282)	(206)
Income (loss) before income taxes	(13,176)	3,642	1,381	8,867

Income tax expense (benefit)	(3)	1,038	2,894	2,650
Net income (loss)	$(13,173)	$2,604	$(1,513)	$6,217

Net income (loss) per share
Basic	$(0.52)	$0.11	$(0.06)	$0.25
Diluted	$(0.52)	$0.10	$(0.06)	$0.24

Weighted average number of common shares used to compute net income (loss) per share
Basic	25,467	24,675	25,266	24,578
Diluted	25,467	25,647	25,266	25,565

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$(13,173)	$2,604	$(1,513)	$6,217
Other comprehensive income, net of tax
Foreign currency translation adjustment	(48)	69	7	94
Total comprehensive income (loss)	$(13,221)	$2,673	$(1,506)	$6,311

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(1,513)	$6,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,872	17,897
Amortization	429	429
Allowance for doubtful accounts	—	643
Share-based compensation expense	3,576	3,971
Deferred income taxes, net	510	354
Loss on disposal of property and equipment	138	2
Impairment of long-lived assets	2,557	—
Changes in working capital:
Accounts receivable	9,038	2,853
Inventories	(1,315)	14,221
Other current and long-term assets	602	3,713
Accounts payable	5,442	(20,329)
Income taxes payable	633	(1,488)
Accrued and other liabilities	(5,716)	2,342
Net cash provided by operating activities	36,253	30,825

Cash flows from investing activities
Purchases of property and equipment	(14,046)	(28,308)
Restricted cash released (placed)	35	(25)
Acquisition of Oregon fab	—	(21,330)
Investment in a privately held company	—	(100)
Net cash used in investing activities	(14,011)	(49,763)

Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,255	1,313
Payment for repurchase of common shares	(5)	(1,574)
Proceeds from borrowings	250	26,800
Repayments of borrowings	(2,143)	(14,698)
Principal payments on capital leases	(726)	(306)
Net cash provided by (used in) financing activities	(369)	11,535

Effect of exchange rate changes on cash and cash equivalents	1	39
Net increase (decrease) in cash and cash equivalents	21,874	(7,364)
Cash and cash equivalents at beginning of period	82,166	86,708
Cash and cash equivalents at end of period	$104,040	$79,344

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,430	$10,867
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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending June 30, 2013. The condensed consolidated balance sheet at June 30, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2013, in light of the unfavorable market conditions particularly relating to the accelerated decline of the personal computing (PC) market, the Company conducted an in-depth analysis of its strategic plan. In its review, the Company reconsidered the key assumptions in its overall strategic business and manufacturing capacity plans in light of the continued declines in the PC market. As a result, the Company revised its PC related revenue and volume outlook as well as manufacturing capacity requirements. These material changes in the Company's outlook and plans, which the Company was able to determine in the third quarter of fiscal 2013, triggered an impairment review of its long-lived assets.

The Company determined that the related estimated undiscounted cash flows were not sufficient to recover the carrying value of certain manufacturing machinery and equipment primarily for the packaging of its PC related products. The average remaining useful life of those impaired assets was approximately two years. The Company estimated the fair values of those long-lived assets based on net realizable values of similar machinery and equipment recently transacted by third-party used-machine brokers and recorded an asset impairment charge of approximately $2.6 million to reduce the related carrying amount to its estimated fair value as of March 31, 2013.

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
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830) Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The new guidance requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. This treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. The amendments in this ASU are effective prospectively for fiscal years and interim reporting periods within those years beginning after Dec. 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02"Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an amendment to this guidance to defer the requirement to present

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

such reclassification adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011.
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

2. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(13,173)	$2,604	$(1,513)	$6,217

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	25,467	24,675	25,266	24,578
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	25,467	24,675	25,266	24,578
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	972	—	987
Weighted average number of common shares used to compute diluted net income (loss) per share	25,467	25,647	25,266	25,565
Net income (loss) per share:
Basic	$(0.52)	$0.11	$(0.06)	$0.25
Diluted	$(0.52)	$0.10	$(0.06)	$0.24
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Employee stock options and RSUs	4,119	2,531	3,218	2,708
ESPP to purchase common shares	858	233	453	373
Total potential dilutive securities	4,977	2,764	3,671	3,081

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2013	2012	2013	2012
Customer A	21.4%	26.4%	23.2%	22.3%
Customer B	45.5%	37.4%	43.5%	40.9%
Customer C	10.8%	14.3%	12.0%	14.5%

	March 31, 2013	June 30, 2012
Percentage of accounts receivable
Customer A	10.6%	34.1%
Customer B	36.8%	23.6%
Customer C	19.9%	20.4%
Customer D	10.5%	6.1%

4. Balance Sheet Components
Accounts receivable:

	March 31, 2013	June 30, 2012
	(in thousands)
Accounts receivable	$45,552	$55,858
Less: Allowance for price adjustments	(14,988)	(16,256)
Less: Allowance for doubtful accounts	(752)	(752)
Accounts receivable, net	$29,812	$38,850

Inventories:

	March 31, 2013	June 30, 2012
	(in thousands)
Raw materials	$15,338	$27,856
Work in-process	40,365	28,188
Finished goods	11,390	9,734
	$67,093	$65,778

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2013, the Company recorded an inventory write-down of $7.7 million related to excess and obsolete inventory primarily consisting of products relating to PC applications, and to a lesser extent, products for power supplies.

Property, plant and equipment:

	March 31, 2013	June 30, 2012
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,077
Manufacturing machinery and equipment	153,829	152,307
Equipment and tooling	10,004	9,910
Computer equipment and software	15,785	14,912
Office furniture and equipment	1,559	1,630
Leasehold improvements	23,032	22,463
	213,265	210,249
Less accumulated depreciation	(80,208)	(63,114)
	133,057	147,135
Equipment and construction in progress	9,886	11,408
Property, plant and equipment, net	$142,943	$158,543
Other long term assets:

	March 31, 2013	June 30, 2012
	(in thousands)
Prepayments for property and equipment	$222	$1,632
Investment in a privately held company	100	100
Deferred debt issuance cost	117	204
Office leases deposits	518	539
	$957	$2,475
Accrued liabilities:

	March 31, 2013	June 30, 2012
	(in thousands)
Accrued salaries and wages	$3,131	$3,418
Accrued vacation	1,889	2,232
Accrued bonuses	851	4,258
Warranty accrual	974	1,556
Stock rotation accrual	1,510	2,032
Accrued professional fees	729	687
ESPP payable	784	313
Customer deposits	100	179
Other accrued expenses	5,156	6,351
	$15,124	$21,026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, is as follows:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$1,556	$664
Additions	117	743
Utilization	(699)	(641)
Ending balance	$974	$766
The activities in the stock rotation accrual, included in accrued liabilities, is as follows:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance	$2,032	$1,880
Additions	4,349	4,189
Utilization	(4,871)	(3,817)
Ending balance	$1,510	$2,252

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

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statements of operations from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded in general and administrative expenses in the Company's condensed consolidated statements of operations for fiscal 2012.

The allocation of the total purchase consideration of $26.3 million based on the estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

Land	$4,950
Building	3,900
Machinery and equipment	15,564
Inventories	2,159
Accrued liabilities	(512)
Goodwill	269
Total purchase consideration	$26,330

Of the total purchase price paid at the time of acquisition, approximately $0.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible assets and is deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible assets were the synergies in improved product research and development as well as product to market lead time and production operations that can be leveraged to enable the Company to build an enterprise value greater than the sum of its

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

parts. The Company is depreciating the building on a straight-line basis over an estimated useful life of 20 years and the machinery and equipment over an estimated useful life of 3 to 7 years.

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

6. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. As of March 31, 2013, the outstanding balance of the term loan and the equipment line was $17.9 million and $0. Of the $17.9 million term loan, $3.6 million was included as short-term debt as of March 31, 2013.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2013, the Company was in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.3 million based on the currency exchange rate as of March 31, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and was indexed to the published LIBOR per annum. These lines expired in August 2012 and were renewed in November 2012 with substantially the same terms except the aggregated maximum available amount of these two lines of credit increased from RMB 80 million to RMB 95 million. As of March 31, 2013, there was no outstanding balance for these lines of credit.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of March 31, 2013, the outstanding balance of the loan was $250,000.

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
During the three and nine months ended March 31, 2013, the Company repurchased 0 and 600 shares, respectively, with weighted average repurchase price of $7.48 per share under the program. During the three and nine months ended March 31, 2013, the Company issued 2,600 and 4,000 shares, respectively, with weighted average repurchase cost of $13.80 per share for both periods, upon vesting of certain restricted stock units ("RSU").
As of March 31, 2013, the Company repurchased an aggregate of 241,770 shares for a total cost of $2.3 million, at an average repurchase price of $9.40 per share since inception of the program. Of the 241,770 repurchased shares, 15,800 shares with a weighted average repurchase price of $13.80 per share were reissued at an average price of $4.11 per share for option exercises and vested RSUs.
Stock Options
The following table summarizes the Company's stock option activities for the nine months ended March 31, 2013:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2012	4,214,652	$10.00	$6,758,645
Granted	209,400	8.38
Exercised	(365,542)	3.90	1,732,864
Canceled or forfeited	(433,345)	13.03
Outstanding at March 31, 2013	3,625,165	$10.16	$4,604,369

Information with respect to stock options outstanding and exercisable at March 31, 2013 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,625,165	5.65	$10.16	2,706,736	$9.61

Options vested and expected to vest	3,547,483	5.59	$10.13
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation for the nine months ended March 31, 2013 with the following weighted average assumptions:

Nine Months Ended March 31,
2013
Volatility rate	49%
Risk-free interest rate	0.7% - 0.8%
Expected term	5.5 years
Dividend yield	0%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	250,365	8.66
Vested	(94,873)	10.18
Forfeited	(39,650)	10.95
Nonvested at March 31, 2013	565,220	$9.57	2.07	$5,019,154
RSUs vested and expected to vest	496,483		1.99	$4,408,772
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
2013
Volatility rate	50%
Risk-free interest rate	0.1% - 0.3%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of goods sold	$191	$171	$530	$385
Research and development	353	285	1,024	916
Selling, general and administrative	678	840	2,022	2,670
	$1,222	$1,296	$3,576	$3,971
Total unrecognized stock-based compensation expense as of March 31, 2013 was $6.2 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.6 years.

8. Income Taxes

The Company recognized income tax benefit of approximately $3,000 and income tax expense of $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The Company recognized income tax expense of approximately $2.9 million and $2.7 million for the nine months ended March 31, 2013 and 2012, respectively. The effective tax rate was 0.0% and 28.5% for the three months ended March 31, 2013 and 2012, respectively. The estimated effective tax rate was 209.6% and 29.9% for the nine months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was lower than that for same period of last year primarily due to the tax benefits of the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012 combined with lower projected earnings for the year. The effective tax rate for the nine months ended March 31, 2013 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods, somewhat offset by the tax benefits from the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2012 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2012 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2013, the gross amount of unrecognized tax benefits was approximately $7.3 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Hong Kong	$62,927	$65,557	$208,805	$193,616
China	9,765	14,729	42,730	43,943
South Korea	1,162	2,252	4,822	6,416
United States	399	368	1,055	1,135
Other countries	762	952	2,812	2,909
	$75,015	$83,858	$260,224	$248,019

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Power discrete	$58,374	$66,256	$204,679	$192,461
Power IC	12,252	12,756	39,719	39,036
Packaging and testing services	4,389	4,846	15,826	16,522
	$75,015	$83,858	$260,224	$248,019

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	March 31, 2013	June 30, 2012
	(in thousands)
China	$97,504	$111,432
United States	44,194	46,730
Other countries	1,245	381
	$142,943	$158,543

10. Commitments and Contingencies
Purchase Commitments
As of March 31, 2013 and June 30, 2012, the Company had approximately $23.7 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services; and approximately $0.8 million and $2.6 million of capital commitments for the purchase of property and equipment, respectively.
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
The Company is a party to a variety of agreements that it contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2013 and June 30, 2012.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains, however, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage in the future.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors is extensive, with over 1,000 products, and has grown rapidly with the introduction of over 240 new products during the fiscal year ended June 30, 2012, and over 190 and 140 new products in the fiscal years 2011 and 2010, respectively. During the nine months ended March 31, 2013, we introduced an additional 156 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe would enable us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 309 patents and 209 patent applications in the United States as of March 31, 2013. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development expertise in the United States and Asia, cost-effective semiconductor manufacturing in the United States and Asia and localized sales and technical support in several fast-growing electronics hubs. Our core research and development team, based in Silicon Valley, California and Hillsboro, Oregon, is complemented by our design center in Taiwan and process, and packaging and testing engineers in China. In January 2012, we completed the acquisition of a 200mm wafer fabrication facility located in Hillsboro, Oregon, (the "Oregon fab") from Integrated Device Technology, Inc ("IDT"). Given the highly unique nature of discrete power technology, this acquisition was critical for us to accelerate proprietary technology development, speed up new product introduction, reduce manufacturing costs and improve our long-term financial performance. To meet market demand, we allocate our wafer manufacturing requirements to in-house capacity for newer products and selected third-party foundries for more mature high volume products. Since the acquisition, we have created our next generation of low voltage MOSFET products, our Gen 5 AlphaMOS, developed a new technology platform, AlphaIGBT and introduced AlphaMOSII high voltage technology and new medium voltage products at the Oregon fab. Additionally, we have made significant progress in ramping up production at our Oregon fab since the acquisition. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time. We believe that our in-house packaging capability, together with the Oregon fab, position us to drive towards technology leadership in a broad range of power semiconductors.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 47.6% and 51.4%of our total revenue for the three and the nine months ended March 31, 2013, respectively.

The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and internationally.  A decrease in the rate of growth of or decline in the PC markets, due to continued growth of demands in tablets, worldwide economic conditions and/or industry inventory correction, have had a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. In response to this trend, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC markets. However, if the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.

In light of the continuing decline of the PC markets, we conducted an impairment review of certain of our long-lived assets during the quarter ended March 31, 2013. Based on such review, we recorded a non-cash impairment charge of $2.6 million as the changed circumstances indicated that the carrying amount of certain long-lived assets, consisting of manufacturing machinery and equipment for the packaging of PC-related product, may not be recoverable (see "Impairment of Long-Lived Assets" below for more details). In addition, based on our periodic review of inventory as of Mach 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million for certain excess and obsolete inventory consisting of products relating to PC applications, and to a lesser extent, products for power supplies. We determined that this non-recurring inventory write-down was required primarily due to loss of market share with certain customers, including a major OEM with whom we conducted business indirectly, as well as the effect of the continuing decline of the PC market. Although we believe our current provisions related to inventories and long-lived assets are considered adequate, there is no assurance that we will not incur additional inventory write-downs or impairment charges given the rapid and unpredictable changes of computing and consumer markets in which we compete. Such charges could materially adversely affect our financial conditions and operating results.
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
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Recently we have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets such as the telecommunications and industrial markets. Our failure to introduce products on a timely basis that meet customers' specifications and performance requirements and our inability to continue to expand our serviceable markets could adversely affect our financial performance, including loss of market shares with customers.
During the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million for certain excess and obsolete inventory, consisting of products relating to PC applications, and to a lesser extent, products for power supplies.  Approximately $5.7 million of the $7.7 million non-recurring inventory write-down was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications. We are working closely with the OEM to address these issues and implement solutions to prevent future occurrences. However, there is no guarantee that we will be able to resolve these issues fully and regain all or any related loss of market shares.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality.
Manufacturing costs: Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers purchased from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply. Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. In addition, the persistent decline of the PC markets as discussed above has led to reduced level of capacity utilization at our manufacturing facilities during the quarter ended March 31, 203. If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing cost, which could have a material adverse effect on our gross margin.
Principal line items of statements of operations
The following describes the principal line items set forth in our condensed consolidated statements of operations:
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
Operating expenses
Our operating expenses consist of research and development expenses, selling, general and administrative expenses and impairment of long-lived assets. We expect that our total operating expenses will generally increase over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
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
Impairment of Long-Lived Assets: Long-lived assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The recoverability of an asset or asset group is assessed by determining if the carrying value of the asset or asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life.  The impairment loss is measured based on the difference between the carrying amount and estimated fair value.
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

Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2013 and 2012. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$75,015	$83,858	100.0%	100.0%	$260,224	$248,019	100.0%	100.0%
Cost of goods sold	69,770	64,564	93.0%	77.0%	208,852	189,875	80.3%	76.6%
Gross profit	5,245	19,294	7.0%	23.0%	51,372	58,144	19.7%	23.4%

Operating expenses
Research and development	6,876	6,510	9.2%	7.7%	20,675	23,012	7.9%	9.3%
Selling, general and administrative	8,917	9,028	11.9%	10.8%	26,536	26,144	10.2%	10.5%
Impairment of long-lived assets	2,557	—	3.4%	—%	2,557	—	1.0%	—%
Total operating expenses	18,350	15,538	24.5%	18.5%	49,768	49,156	19.1%	19.8%
Operating income (loss)	(13,105)	3,756	(17.5)%	4.5%	1,604	8,988	0.6%	3.6%
Interest income	22	21	—%	—%	59	85	—%	—%
Interest expense	(93)	(135)	(0.1)%	(0.2)%	(282)	(206)	(0.1)%	—%
Income (loss) before income taxes	(13,176)	3,642	(17.6)%	4.3%	1,381	8,867	0.5%	3.6%
Income tax expense (benefit)	(3)	1,038	—%	1.2%	2,894	2,650	1.1%	1.1%
Net income (loss)	$(13,173)	$2,604	(17.6)%	3.1%	$(1,513)	$6,217	(0.6)%	2.5%
Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$191	$171	0.3%	0.2%	$530	$385	0.2%	0.2%
Research and development	353	285	0.5%	0.3%	1,024	916	0.4%	0.4%
Selling, general and administrative	678	840	0.9%	1.0%	2,022	2,670	0.8%	1.1%
Total	$1,222	$1,296	1.7%	1.5%	$3,576	$3,971	1.4%	1.7%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$58,374	$66,256	$(7,882)	(11.9)%	$204,679	$192,461	$12,218	6.3%
Power IC	12,252	12,756	(504)	(4.0)%	39,719	39,036	683	1.7%
Packaging and testing services	4,389	4,846	(457)	(9.4)%	15,826	16,522	(696)	(4.2)%
	$75,015	$83,858	$(8,843)	(10.5)%	$260,224	$248,019	$12,205	4.9%
Total revenue was $75.0 million for the three months ended March 31, 2013, a decrease of $8.8 million, or 10.5%, as compared to $83.9 million for the same period last year. The decrease was primarily due to the decrease in sales of $7.9 million, $0.5 million, and $0.5 million of power discrete, power IC products and packaging and testing services, respectively.

The decrease in sales of power discrete and power IC products was mainly a result of a 5.8% decrease in unit shipments, and a 5.1% decline in average selling prices as compared to the same period of last year, mainly due to the reduced demand for our products related to PC applications, and to a lesser extent, selling price erosion in the computing and consumer markets. Revenues in packaging and testing services for the three months ended March 31, 2013 decreased by $0.5 million as compared to the same period last year due to reduced demand.
Total revenue was $260.2 million for the nine months ended March 31, 2013, an increase of $12.2 million, or 4.9%, as compared to $248.0 million for the same period last year. The increase consisted of $12.2 million and $0.7 million increase in sales of power discrete and power IC products, respectively, primarily as a result of a 11.5% increase in unit shipments, partially offset by a 5.1% decrease in average selling price as compared to the same period of last year mainly due to a shift in product mix and, to a lesser extent, selling price erosion in the computing and consumer markets. The increase of total revenue was partially offset by a $0.7 million decrease in packaging and testing services due to reduced demand.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$69,770	$64,564	$5,206	8.1%	$208,852	$189,875	$18,977	10.0%
Percentage of revenue	93.0%	77.0%			80.3%	76.6%

Gross profit	$5,245	$19,294	$(14,049)	(72.8)%	$51,372	$58,144	$(6,772)	(11.6)%
Percentage of revenue	7.0%	23.0%			19.7%	23.4%

Cost of goods sold was $69.8 million for the three months ended March 31, 2013, an increase of $5.2 million, or 8.1%, as compared to $64.6 million for the same period last year, primarily as a result of a $7.7 million non-recurring inventory write-down for certain excess and obsolete inventory consisting of newly developed products for desktop PC applications for a major OEM that were not compatible with its particular applications, and to a lesser extent, products for power supplies. The increase was partially offset by the impact of reduced unit shipments during the three months ended March 31, 2013. Gross margin decreased by 16.0 percentage points to 7.0% for the three months ended March 31, 2013 as compared to 23.0% for the same period of last year. The decrease in gross margin was primarily due to the negative impact of the $7.7 million non-recurring inventory write-down as well as lower factory utilization primarily due to the lower demand in the declining PC markets.

Cost of goods sold was $208.9 million for the nine months ended March 31, 2013, an increase of $19.0 million, or 10.0%, as compared to $189.9 million for the same period of last year primarily as a result of a $7.7 million non-recurring inventory write-down for certain excess and obsolete inventory consisting of newly developed products for desktop PC applications for a major OEM that were not compatible with its particular applications, and to a lesser extent, products for power supplies, as well as increased unit shipments. Gross margin decreased by 3.7 percentage points to 19.7% for the nine months ended March 31, 2013, as compared to 23.4% for the same period last year. The decrease in gross margin was primarily due to the non-recurring inventory write-down of $7.7 million, partially offset by tighter factory expense control as compared to the same period last year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,876	$6,510	$366	5.6%	$20,675	$23,012	$(2,337)	(10.2)%
Research and development expenses were $6.9 million for the three months ended March 31, 2013, an increase of $0.4 million, or 5.6%, as compared to $6.5 million for the same period last year. The increase was primarily attributable to a $0.3 million increase in employee compensation and benefits primarily due to increase in headcount and a $0.1 million increase in share based compensation.

Research and development expenses were $20.7 million for the nine months ended March 31, 2013, a decrease of $2.3 million, or 10.2%, as compared to $23.0 million for the same period last year. The decrease was primarily attributable to a $3.4 million decrease in product prototyping engineering expenses, mainly related to engineering wafers expenses incurred during the nine months ended March 31, 2012 under the then new foundry agreement with IDT. The decrease was partially offset by a $0.9 million increase in employee compensation and benefits primarily due to increase in headcount and a $0.1 million increase in share-based compensation. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$8,917	$9,028	$(111)	(1.2)%	$26,536	$26,144	$392	1.5%
Selling, general and administrative expenses remained essentially flat at $8.9 million for the three months ended March 31, 2013, as compared to $9.0 million for the same period last year. It was primarily due to a $0.5 million increase in employee compensation and benefits mainly due to an increase in headcount, a $0.1 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during current and prior quarters, and a $0.2 million increase in legal expenses due to increased legal consulting services; offset by a $0.2 million decrease in share based compensation primarily due to increased cancellations of stock options and other equity awards, a $0.1 million decrease in sales commission primarily due to decrease in sales and a $0.5 million bad debt expenses incurred in the third quarter of last year related to a service customer.
Selling, general and administrative expenses were $26.5 million for the nine months ended March 31, 2013, an increase of $0.4 million, or 1.5%, as compared to $26.1 million for the same period last year. The increase was primarily due to a $2.1 million increase in employee compensation and benefits mainly due to increase in headcount, a $0.4 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during the nine months ended March 31, 2013, and a $0.5 million increase in legal expenses due to increased legal consulting services; partially offset by a $0.6 million decrease in share-based compensation due to increased cancellations of stock options and other equity awards, a $0.8 million decrease in accounting, Sarbanes-Oxley compliance and consulting fees as the related accounting and consulting activities decreased, a $0.2 million decrease in business taxes primarily due to a business tax refund of a subsidiary in China during the nine months ended March 31, 2013, a $0.2 million decrease in sales commission primarily due to decrease in sales and a $0.6 million bad debt expenses incurred last year related to a service customer.
Impairment of long-lived assets

During the quarter ended March 31, 2013, in light of the unfavorable market conditions particularly related to the accelerated decline of the PC market, we conducted an in-depth analysis of our strategic plan. In our review, we reconsidered the key assumptions in our overall strategic business and manufacturing capacity plans in light of the continued declines in the PC market. As a result, we revised our PC related revenue and volume outlook as well as our manufacturing capacity requirements. These material changes in our outlook and plans, which we were able to determine in the third quarter of fiscal 2013, triggered an impairment review of our long-lived assets.

We determined that the related estimated undiscounted cash flows were not sufficient to recover the carrying value of certain manufacturing machinery and equipment primarily for the packaging of our PC-related products due to the accelerated decline of the PC markets. The average remaining useful life of those impaired assets was approximately two years. We estimated the fair values of those long-lived assets based on net realizable values of similar machinery and equipment recently transacted by third-party used-machine brokers and recorded an asset impairment charge of approximately $2.6 million to reduce the related carrying amount to its estimated fair value as of March 31, 2013.

Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The interest income remain flat for the three months ended March 31, 2013 as compared to the same period last year. The decrease in interest income during the nine months ended March 31, 2013 as compared to the same period last year was primarily due to lower average interest rate.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses for the three months ended March 31, 2013 as compared to the same period prior year was primarily due to less bank borrowings. The increase in interest expenses during the nine months ended March 31, 2013 was primarily due to an increase in bank borrowings, including the $20.0 million term loan obtained in May 2012 for working capital purposes as compared to the same period last year.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$(3)	$1,038	$(1,041)	(100)%	$2,894	$2,650	$244	9.2%

We recognized income tax benefit of approximately $3,000 and income tax expense of approximately $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate was 0.0% and 28.5% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate for the three months ended March 31, 2013 was lower than that for same period of last year primarily due to the tax benefits of the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012 combined with lower projected earnings for the fiscal year 2013.

We recognized income tax expense of approximately $2.9 million and $2.7 million for the nine months ended March 31, 2013 and 2012, respectively. The estimated effective tax rate was 209.6% and 29.9% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate for the nine months ended March 31, 2013 was higher than that for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods, somewhat offset by the tax benefits from the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012.

Liquidity and Capital Resources

    Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Currently, we primarily financed our operations through funds generated from operations and borrowings under our revolving lines of credit and term loans.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will mature in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. As of March 31, 2013, the outstanding balance of the term loan and the equipment line was $17.9 million and $0, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2013, we were in compliance with these covenants.
Two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.3 million based on the currency exchange rate as of March 31, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and indexed to the published LIBOR per annum. As of March 31, 2013, there was no outstanding balance under these two revolving lines of credit.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of March 31, 2013, the outstanding balance of the loan including accrued interest was $0.3 million.
On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the three and nine months ended March 31, 2013, the Company repurchased 0 shares and 600 shares, respectively, with weighted average repurchase price of $7.48 per share under the program. As of March 31, 2013, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.  As at March 31, 2013, of the 241,770 repurchased shares, 15,800 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $4.11 per share for option exercises and vested RSUs.
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

Cash and cash equivalents

As of March 31, 2013 and June 30, 2012, we had $104.0 million and $82.2 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$36,253	$30,825
Net cash used in investing activities	(14,011)	(49,763)
Net cash provided by (used in) financing activities	(369)	11,535
Effect of exchange rate changes on cash and cash equivalents	1	39

Net increase (decrease) in cash and cash equivalents	$21,874	$(7,364)

Cash flows from operating activities

Net cash provided by operating activities of $36.3 million for the nine months ended March 31, 2013 resulted primarily from net loss of $1.5 million, non-cash charges of $29.1 million and net change in working capital providing net cash of $8.7 million. The non-cash charges of $29.1 million included (a) $22.3 million of depreciation and amortization expenses, (b) $3.6 million of share-based compensation expense, (c) $0.5 million of net deferred income taxes, (d) $0.1 million of loss on disposal of property and equipment and (e) $2.6 million of impairment charges of long-lived assets during the quarter. The net change in working capital providing net cash of $8.7 million was primarily due to a (i) $9.0 million decrease in accounts receivable due to the timing of billings and collection of payments, (ii) $5.4 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, (iii) $0.6 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers, and (iv) $0.6 million increase in income taxes payable; partially offset by a (a) $1.3 million increase in inventories as we build up our inventories for the Oregon fab ramp up and (b) $5.7 million decrease in accrued and other liabilities primarily related to performance bonuses.

Net cash provided by operating activities of $30.8 million for the nine months ended March 31, 2012 resulted primarily from net income of $6.2 million, non-cash charges of $23.3 million and net change in working capital providing net cash of $1.3 million. The non-cash charges of $23.3 million included (a) $18.3 million of depreciation and amortization expenses, (b) $4.0 million of share-based compensation expense, (c) $0.6 million of allowance for doubtful accounts and (d) $0.4 million of net deferred income taxes. The net change in working capital providing net cash of $1.3 million was primarily due to a (i) $2.9 million decrease in accounts receivable due to the timing of billings and collection of payments, (ii) $14.2 million decrease in inventories as we reduced our inventories in response to changes in market condition, (iii) $3.7 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers and (iv) $2.3 million increase in accrued and other liabilities primarily related to expenses of the Oregon fab; partially offset by a (a) $20.3 million decrease in accounts payable primarily due to reduced inventory purchase and timing of payment, and (b) $1.5 million decrease in income taxes payable.
Cash flows from investing activities

Net cash used in investing activities of $14.0 million for the nine months ended March 31, 2013 was primarily attributable to purchase of property and equipment to increase our in-house production capacity.

Net cash used in investing activities of $49.8 million for the nine months ended March 31, 2012 was primarily attributable to $28.3 million for purchase of property and equipment to increase our in-house production capacity, $21.3 million of cash for the acquisition of the new Oregon fab in January 2012 and $0.1 million related to the investment in a privately held company.

Cash flows from financing activities
Net cash used in financing activities of $0.4 million for the nine months ended March 31, 2013 was primarily attributable to $1.9 million of net repayment to our borrowings and $0.7 million in payment of capital lease obligations; partially offset by a $2.3 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Net cash provided by financing activities of $11.5 million for the nine months ended March 31, 2012 was primarily attributable to $12.1 million of net proceeds from our revolving lines of credit and $1.3 million of proceeds from exercise of stock options and issuance of shares under ESPP, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.3 million in payment of capital lease obligations.
Capital expenditures
Capital expenditures were $14.0 million and $28.3 million for the nine months ended March 31, 2013 and 2012, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. Capital expenditures for the nine months ended March 31, 2013 consisted primarily of purchases of equipment for the Oregon fab.  Following the acquisition of the Oregon fab, we used a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements.
Capital expenditures for the nine months ended March 31, 2012 primarily consisted of purchases of packaging and testing equipment for our two in-house packaging facilities and purchases of consigned equipment to a third-party foundry. We relied primarily on our in-house capacities for packaging and testing our products and expect to continue to do so in the future.
Commitments

As of March 31, 2013 and June 30, 2012, we had approximately $23.7 million and $43.3 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of March 31, 2013 and June 30, 2012, we had approximately $0.8 million and $2.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 31, 2012, as updated and supplemented by risk factors set forth in Item 1A of Part II of our Quarterly Report on Form 10Q filed since the filing of such Annual Report, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations, and our efforts to diversify our products may not be sufficient to mitigate the impact of the declining PC markets.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 47.6% and 51.4% of our total revenue for the three and the nine months ended March 31, 2013, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  Recently, we experienced a significant reduction in the demand for our products due to the declining PC markets, particularly from our distributors and customers in Taiwan, which have negatively impacted our revenue and profitability.

The decline of the PC markets may also adversely affect our ability to adjust inventory levels in response to the lower shipments, which may negatively impact our gross margins. During the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge of $5.7 million primarily related to excess and obsolete inventory consisting of PC-related products that were not compatible with a particular OEM's applications and were deemed not saleable. Moreover, the continuing decline of the PC markets may reduce the capacity utilization of our manufacturing facilities or impair the value of our long-lived assets, including equipment and machinery used for the manufacturing and packaging of our products, which could have a material adverse effect on our results of operations. See the risk factor entitled “We may experience impairment of our long-lived assets, which would decrease our earnings and net worth” below.

As part of the growth strategy to diversify our product portfolio and in response to the rapid decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including power supplies, gaming console, smartphones, tablets, flat panel TVs, and industrial motor controls. We believe that this diversification strategy would mitigate the impact of reduced demand due to the declining PC markets. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles, therefore if the rate of decline in the PC markets is faster than we expected, or if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

Accounting rules require that long-lived assets be tested for impairment under certain circumstances. The outcome of impairments testing could result in the write-down of all or a portion of the value of the long-lived assets. A write-down of our assets would, in turn, reduce our earnings and net worth. During the three months ended March 31, 2013, and as a result of the accelerated declining PC markets, we recorded a non-cash charge of approximately $2.6 million in long-lived assets primarily related to our packaging service machinery and equipment for our PC related products (see "Impairment of Long-Lived Assets" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Quarterly

Report for more details). It is possible that we may be required to incur additional write-downs in the future, resulting in significant reductions to our earnings and net worth. Factors which may lead to additional material impairment of our long-lived assets include, but are not limited to:

•	A significant decrease in the market value of the asset such as manufacturing and packaging equipment;

•	A significant adverse change in the extent or manner in which the asset group is being used, or in its physical condition;

•	A significant adverse change in the legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset;

•	A current period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the asset's use; and

•	A current expectation that more-likely-than-not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Furthermore, our impairment review requires us to make estimates and projections regarding, but not limited to, future cash flows. If these estimates or projections change or proved to be incorrect, we may be required to record additional impairment charges on our long-lived assets.

If we are unable to introduce or develop new and enhanced products that meet or are compatible with our customer's product requirements in a timely manner, it may harm our business, financial position and operating results.

Our success depends upon our ability to develop and introduce new and enhanced products that meet or are compatible with our customer's specifications, performance standards and other product requirements in a timely manner. The development of new and enhanced products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Successful product development and introduction of new products depends on a number of factors, including the accurate product specification; timely completion of design; achievement of manufacturing yields; timely response to changes in customers' product requirements; quality and cost-effective production; and effective marketing. Since many of our products are designed for specific applications, we must frequently develop new and enhanced products jointly with our customers. If we are unable to develop or acquire new products that meet or are compatible with our customer's specification and other product requirements in a timely manner, we may lose revenue or market shares with our customers, which could have a material adverse effect on our business, financial position and operating results.

During the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million for certain excess and obsolete inventory, consisting of products relating to PC applications, and to a lesser extent, products for power supplies.  Approximately $5.7 million of the $7.7 million non-recurring inventory write-down was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications and were deemed not saleable. We are working closely with the OEM to address these issues and implement solutions to prevent future occurrences. However, there is no guarantee that we will be able to resolve these issues fully and in a timely manner. Our failure to do so may adversely affect our ability to recover the related loss of revenue and market shares, which may harm our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our board of director on October 22, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.31	Summary of Amended Fiscal Year 2013 Executive Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

May 6, 2013

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MARY L. DOTZ
Mary L. Dotz
Chief Financial Officer
(Principal Financial Officer)