Form 10-K
period 2013-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2013-08-30
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2012 was approximately $176 million based on the closing price of the registrant's common share as reported on The NASDAQ Global Market on December 31, 2012 (the last business day of the registrant's most recently completed second quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 25,666,025 shares of the registrant's common shares outstanding as of July 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the registrant's fiscal year ended June 30, 2013.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2013

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,300 products, and has grown rapidly with the introduction of over 195 new products during the fiscal year 2013, and over 240 and 190 new products in the fiscal years 2012 and 2011, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 329 patents and 209 patent applications in the United States as of June 30, 2013. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2013, we continued our diversification program by introducing new silicon and packaging platforms to expand our serviceable available market ("SAM") and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors ("MOSFET") portfolio expanded significantly across a full range of voltage applications. In response to the rapid decline of the personal computer (“PC”) markets, we have developed new technologies and products designed to penetrate into other markets, including the consumer, communications and industrial markets. For example, for the power discrete products, since mid 2012 we have been shipping high volume of our Gen5 series low-voltage MOSFET silicon platform introduced in the September quarter of 2011. During the December quarter of 2012, we released the new high voltage AlphaMOSII MOSFET platform that features a 35% reduction of on-resistance when compared to prior-generation products.  In the same quarter, we also released the XSFET technology platform to provide a high performance option to the current solutions targeting the advanced computing and high efficiency telecommunications and industrial applications. In addition, we expanded our recently developed AlphaIGBT technology platform with low power and high power products that meet the growing demand for energy efficient switching devices for motor control and power conversion applications in household appliances, renewable energy systems and advanced power supplies. We have also expanded our portfolio of medium voltage MOSFETs with new 80V, 100V and 150V products, thus enabling a full portfolio of products that allows significant improvements in power supply efficiency. For the power IC products, we continue to expand the product family by introducing new solutions to LED lighting and LED back lighting for LCD-TV. We also released high efficiency EZBuck II Converters and our new DrMOS product family targeting Ultrabook and advanced computing.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, ("the Oregon fab") which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. For example, in calendar year 2012, we were able to triple the number of new technology platforms released as compared to prior years. These platforms have allowed us to develop a new generation of low voltage MOSFET products, our Gen 5 AlphaMOS, and introduce AlphaMOSII high voltage technology and new medium voltage products. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time.
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
Our industry
Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. With advances in semiconductor technology, the functionality and performance of semiconductors have generally increased over time, while size and cost have generally decreased. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets and have contributed to the growth of the semiconductor industry.
Analog semiconductors
The semiconductor industry is segmented into analog and digital. Analog semiconductors process light, sound, motion, radio waves and electrical currents and voltages. In contrast, digital semiconductors process binary signals represented by a sequence of ones and zeros.
As a result of these fundamental differences, the analog semiconductor industry is distinct from the digital semiconductor industry in terms of the complexity of design and the length of product cycle. Improper interactions between analog circuit elements can potentially render an electronic system inoperable. Experienced engineers engaged in the design process are necessary because computer-aided design cannot fully model the behavior of analog circuitry. Therefore, experienced analog engineers with requisite knowledge are in great demand but short supply worldwide. In addition, analog semiconductors tend to have a longer product life cycle, usually three to five years, because original design manufacturers, or ODMs and original equipment manufacturers, or OEMs typically design the analog portions of a system to span multiple generations of their products. Once designed into an application, the analog portion is rarely modified because even a slight change to the analog portion can cause unexpected interactions with other components, resulting in system instability.
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
Power semiconductors can be either discrete devices, which typically comprise only a few transistors or diodes, or ICs, which incorporate a greater number of transistors. The function of power discretes is power delivery by switching, transferring or converting electricity. Power transistors comprise the largest segment of the power discrete market. Power ICs, sometimes referred to as power management ICs, perform power delivery and power management functions, such as controlling and regulating voltage and current and controlling power discretes.
The rapid growth of the power semiconductor market in recent years has several key drivers. The proliferation of computer and consumer electronics, such as desktop computers, notebooks, tablets, smartphones, flat panel displays and portable media players created the need for sophisticated power management to improve power efficiency and extend battery life. The evolution of these products is characterized by increased functionality, thinner or smaller form factors and decreasing prices. Our Power IC and low voltage (5-40v) MOSFET products address this market. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which is driving the need for our high voltage (500-1000V) and medium voltage (40-400V) MOSFET products. The increased application of power semiconductors to control motors in white goods and industrial applications, is driving demand for Insulated Gate Bipolar Transistors, or IGBTs. IGBTs are also being used in renewable energy and automotive applications.

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
Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing low-costs with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. The “fab-lite” model seeks to achieve the best balance between technological advancement and cost effectiveness by using a dedicated in-house technology laboratory to drive rapid new product developments, while utilizing third-party foundry capacity for mature products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily setup for digital technologies, can be limited when it comes to the development of new power semiconductor technologies.
Our strategies
Our strategy is to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors utilizing a fab-lite business model.
The fab-lite business model allows us to accelerate the development of our proprietary technology at our Oregon fab, to bring new products to market faster, and improve our financial performance in the long run. We also expect this “fab-lite” model to provide quicker response to our customer demands, enhance relationships with strategic customers, provide flexibility in capacity management and geographic diversification of our wafer supply chain. This approach allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. In recent years, the PC market has declined significantly due to the increasing popularity of tablets and smartphones. Because a significant portion of our revenue was dependent upon the PC market, such decline resulted in lower utilization of our Oregon fab and packaging facilities in China. The lower utilization had significant negative impact on our financial performance, especially gross margins. In response to this trend, we have been and are continuing to execute our strategies to diversify our product portfolio and penetrate into other market segments, including the consumer, communications and industrial markets, which we believe would mitigate and eventually overcome the reduced demand from the declining PC markets. Although we will gradually reduce our reliance on the computing market, we are also committed to continue to support our computing business and capitalize on the opportunity with a more focused PC product strategy.
The success in ramping up and integrating the Oregon fab into our operations during fiscal year 2013 has accelerated our product development. The pace has more than tripled, as compared to prior calendar years, with 6 technology platforms released, and expedited the execution of our diversification strategy. During fiscal year 2013, we introduced 101 medium and high voltage MOSFET products, targeting the consumer, communication and industrial markets, as well as 34 low voltage MOSFET products for the computing market.
We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of over 1,300 products and we have introduced over 195 new products in this past fiscal year. We will continue to leverage our power expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to expand our addressable market and improve our margin profile. We also believe that our expanding product offerings will allow us to penetrate new end-market applications and will provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Increase direct relationships and product penetration with OEM and ODM customers
We have developed direct relationships with key OEMs who are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs who have traditionally been responsible for manufacturing these products. While OEMs typically focus their design efforts on their flagship products, as the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which they sell directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, increasing the number of our products used within their systems, and leveraging our relationships to penetrate their other products.
Leverage global business model for cost-effective growth
We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We plan to further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins.
Our products

To serve the large and diverse analog market for power semiconductors, we have created a broad product portfolio consisting of two major categories: power discretes and power ICs.

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. During fiscal 2012, we introduced our fifth generation low-voltage product lines based on our proprietary AlphaMOS technology, which offers increased efficiency and performance by reducing on-resistance by 56% compared to previous generations. During the December quarter of 2012, we released the new high voltage AlphaMOSII MOSFET platform that features a 35% reduction of on-resistance when compared to prior-generation products. In the same quarter, we also released the XSFET technology platform to provide a high performance option to the current solutions targeting the advanced computing and high efficiency telecommunications and industrial applications. Our mid-voltage portfolio offers high performance on-resistance and efficiency performance solutions for telecommunications and industrial power supply applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we developed highly robust and easy-to-use solutions designed for industrial motor control and white goods applications.

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
Notebooks, Ultrabooks, desktop and tablet PC's, servers, flat panel displays, TVs, graphics cards, game boxes, chargers, battery packs, AC adapters, power supplies, E-bikes, motor control, smart phones and other portable devices, white goods and industrial motor drives, UPS systems, wind turbines, solar inverters and industrial welding

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching	Flat panel displays, TVs, Notebooks, Ultrabooks, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, Ultrabooks, desktop PCs, tablets, flat panel displays, TVs, smartphones, and portable electronic devices
Power discrete products
Power discretes are used across a wide voltage and current spectrum, requiring them to operate efficiently and reliably under harsh conditions. Due to this wide applicability across diverse end-market applications, we market general purpose MOSFETs that are used in multiple applications as well as MOSFETs targeted for specific applications.
Our current power discrete product line includes industry standard trench MOSFETs, SRFETs, XSFET, electrostatic discharge, protected MOSFETs, high and mid-voltage MOSFETs and IGBTs.
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
Distributors and customers
We have developed direct relationships with key OEMs, most of which we serve through our distributors and ODMs. They include Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group. We sell to Samsung Group directly which accounted for 13.0%, 13.9% and 11.5% of our revenue for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to OEMs, including Lenovo Group and Acer Group.
Through our distributors, we provide products to ODMs who traditionally are contract manufacturers for OEMs. As the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products, which they sell directly to consumers. Our ODM customers include Compal Electronics, Inc., Foxconn, Quanta Computer Incorporated, Pegatron,Wistron Corporation and AOC International. In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. Under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2013 and June 30, 2012, the two largest distributors of our products are WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to these two distributors accounted for 41.6% and 24.4% of our revenue for the fiscal year ended June 30, 2013, respectively, 40.9% and 24.0% of our revenue for the fiscal year ended June 30, 2012, respectively, and 36.7% and 30.6% of our revenue for fiscal year ended June 30, 2011, respectively.
Sales and marketing
Our marketing department is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including technical marketing engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, we have deployed and plan to recruit more for the new market segments, field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs, work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.
Our sales team consisted of sales persons, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Tokyo, Seoul and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, sourcing additional demand and promoting our products, in which case we may pay a sales commission to these distributors.
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
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality.
Backlog
Our sales are made primarily pursuant to standard purchase orders from distributors and direct customers. The amount of backlog to be shipped during any period depends on various factors, and all orders are subject to cancellation or modification, usually with no penalty to customers. The quantities actually purchased by customers, as well as shipment schedules, are frequently revised to reflect changes in both the customers' requirements and in manufacturing availability. Therefore, our backlog at any point in time is not a reliable indicator of our future revenue.
Research and development
Because we view technology as a competitive advantage, we invest heavily in research and development to address the technology intensive needs of our end customers. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Following the acquisition of the Oregon fab in 2012, we were able to accelerate the development and implementation of our proprietary process technologies, thus enhancing our research and development efforts. To execute our strategies to diversify our product portfolio and penetrate into other market segments, including the consumer, communications and industrial markets, we have significantly increased the development of new technology platforms such as AlphaIGBT and AlphaMOSII.
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
New products and new technology platforms: We also invest significantly in the development of new technology platforms and introduction of new products. Because power management affects all electronic systems, we believe that developing a wide portfolio of products enables us to target new applications in addition to expanding our share of power management needs served within existing applications. For example, for the power discrete products, in the September quarter of 2011, we introduced our Gen5 series low-voltage MOSFET silicon platform, especially in the consumer and computing markets. During the December quarter of 2012, we released the new high voltage AlphaMOSII MOSFET platform that features a 35% reduction of on-resistance when compared to prior-generation products.  In the same quarter, we also released the XSFET technology platform to provide a high performance option to the current solutions targeting the advanced computing and high efficiency telecommunications and industrial applications. In addition, we expanded our recently developed AlphaIGBT technology platform with low power and high power products that meet the growing demand for energy efficient switching devices for motor control and power conversion applications in household appliances, renewable energy systems and advanced power supplies. We have also expanded our portfolio of medium voltage MOSFETs with new 80V, 100V and 150V products, thus enabling a full portfolio of products that allows significant improvements in power supply efficiency. For the power IC products, we continue to expand the product family by introducing new solutions to LED lighting and LED back lighting for LCD-TV. We also released high efficiency EZBuck II Converters and our new DrMOS product family targeting Ultrabook and advanced computing.
As a technology company, we will continue our significant investment in research and development in our low voltage and high voltage power discretes and power ICs by developing new technology platforms and new products that allow for better product performance, more efficient packages and higher levels of integration.
Operations

The manufacture of our products is divided into two major steps: wafer fabrication and packaging and testing. Our wafer fabrication requirements are currently allocated between our Oregon fab and third-party foundries. Our in-house packaging and testing facilities handle most of our packaging and testing needs. We outsource a small portion of our packaging and testing requirements to other contract manufacturers.
Wafer fabrication

We have transitioned from a fabless to a “fab-lite” business model through the acquisition of the Oregon fab in January 2012. We believe our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries. Currently our main third-party foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in

Shanghai. HHNEC has been manufacturing wafers for us since 2002. HHNEC manufactured 37.7%, 49.9% and 68.7% of the wafers used in our products for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
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
Quality assurance
Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China received ISO9001 Quality Management System certification in February 2004 in recognition of our quality assurance standards and we have maintained certification to the ISO 9001 standard. Our manufacturing facility in Oregon is also certified to the ISO 9001 standard. ISO9001 is a set of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. We also offer lead-free products in order to comply with Restrictions on the use of Hazardous Substances, or RoHS.
We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products, is in strict compliance with our process control, monitoring procedures and product requirements. We also conduct monthly reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance. Our facility in Oregon integrates manufacturing process controls through our manufacturing execution system coupled with wafer process controls that include monitoring procedures, preventative maintenance, statistical process control, and testing to ensure that finished wafers delivered will meet and exceed quality and reliability requirements. All materials used to manufacture wafers are controlled through a strict qualification process.
Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., Renesas Technology Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.
Our ability to compete depends on a number of factors, including:

•	our success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;

•	our capability in quickly developing and introducing proprietary technology and best in class products;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.
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
Intellectual property rights
Intellectual property is an important component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of our technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including Fairchild Semiconductor International, Inc. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2013, we had 329 patents issued in the United States, of which 39 were acquired, 2 were licensed and 288 were based on our research and development efforts, and these patents are set to expire between 2015 and 2031. We also had a total of 195 foreign patents, including 121 Chinese patents, 67 Taiwanese patents, 6 Korean patents and 1 Japanese patent as of June 30, 2013. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2015 and 2030. In addition, as of June 30, 2013, we had a total of 605 patent applications, out of which 209 patents were pending in the United States, 186 patents were pending in China, 198 patents were pending in Taiwan and 12 patents were pending in other countries.

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

We have received all the applicable environmental assessment reports and approvals with respect to the construction of our manufacturing facilities in China. In addition, these facilities have implemented an ISO14001 environmental management system since June 12, 2009 and August 29, 2006. We also require our subcontractors, including foundries and assembly houses, to meet ISO14001 standards, and our manufacturing facility in Oregon is certified to the ISO14001 standard. We believe that we have adopted pollution control measures for the effective maintenance of environmental protection standards consistent with the requirements applicable to the semiconductor industry in China and the U.S.

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

We are also subject to new SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. Among other things, the implementation of these rules could adversely affect the sourcing, availability and pricing of minerals we use in our products, will require us to incur additional costs to comply with the disclosure requirements and we may face difficulties in satisfying customers who require that all of the products are certified as conflict mineral free.
Employees
As of June 30, 2013, we had approximately 2,700 employees, of which approximately 350 were located in the United States, 2,250 were located in China, and 100 were located in other parts of Asia. Of the total employees, approximately 2,300 were in operations and manufacturing, 150 were in research and development, 125 were in sales and marketing and 125 were in general and administrative. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2013. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	68	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	61	Director and Chief Operating Officer
Mary L. Dotz	55	Chief Financial Officer and Corporate Secretary
Hamza Yilmaz, Ph.D.	58	Chief Technology Officer
Tony Grizelj	42	Vice President of Worldwide Sales
Yifan Liang	49	Chief Accounting Officer and Assistant Corporate Secretary

Mike F. Chang, Ph.D., is the founder of our company and has served as our Chairman of the Board and Chief Executive Officer since the incorporation of our company. Dr. Chang has extensive experience in both technology development and business operations in the power semiconductor industry. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a global manufacturer and supplier of discrete and other power semiconductors, or Siliconix, from 1998 to 2000. Dr. Chang also held various management positions at Siliconix from 1987 to 1998. Earlier in his career, Dr. Chang focused on product research and development in various management positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.
Yueh-Se Ho, Ph.D., is a co-founder of our company and has served as our Chief Operating Officer since January 2006 and our director since March 2006. Dr. Ho has held various operational management positions in our company since our inception, including the Vice President of Worldwide Operations from 2003 to 2006 and the Vice President of Back End

Operations from 2000 to 2003. Prior to co-founding our company, Dr. Ho served as the Director of Packaging Development and Foundry Transfer at Siliconix from 1998 to 2000. Dr. Ho received his B.S. in chemistry from Tamkang University, Taiwan, and Ph.D. in chemistry from the University of Pittsburgh.
Mary L. Dotz has served as our Chief Financial Officer and Corporate Secretary since March 2012.  Prior to joining our company, Ms. Dotz, served as Chief Financial Officer of Adaptec, Inc., a global provider of storage solutions, from March 2008 until May 2011, and as Chief Financial Officer of Beceem Communications Inc., a provider of chipsets for the WIMAX market, which was later acquired by Broadcom Corp, from October 2005 to March 2008. Previously, she served as Senior Vice President and Chief Financial Officer of Pinnacle Systems, Inc., a supplier of digital video products, from January 2005 until the acquisition of Pinnacle by Avid Technology, Inc. in August 2005. From October 2000 to January 2005, Ms. Dotz held various management positions in finance, including Vice President Finance, Corporate Controller and Interim Chief Financial Officer, at NVIDIA Corporation, a fabless semiconductor company. Ms Dotz holds a B.S. degree in Business Administration from San Diego State University and an M.B.A. degree from the University of Southern California.
Hamza Yilmaz, Ph.D., is currently serving as our Chief Technology Officer since February 2012. Dr. Yilmaz joined our company in January 2008 as Executive Vice President of Business Development and was promoted to Executive Vice President of Marketing and Sales in November 2008. He served in such capacity until February 2009 when he was promoted to Executive Vice President of Marketing and Business Development and Executive Vice President of market and Product Lines in July 2011. Prior to joining our company, Dr. Yilmaz was the Senior Vice President of Semiconductor Technology and Product Development and Operations at Volterra Semiconductor, Inc. from 2007 to 2008. Dr. Yilmaz was the Senior Vice President of Product and Technology Development at Fairchild Semiconductor Corporation from 2004 to 2007. He served as the Vice President of Technology Development at GEM Services, a semiconductor assembly and testing company, from 2002 to 2004, and he also held various executive positions at Siliconix from 1988 to 2001, including Executive Vice President of Power Product Line. Dr. Yilmaz received his B.S. in electrical engineering from Yildiz Teknik University in Istanbul, Turkey, M.S. in electrical engineering from the University of Texas at Austin, and Ph.D. in electrical engineering from the University of Michigan.

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
Yifan Liang has served as our Chief Accounting Officer since October 2006 and has also served as our Assistant Corporate Secretary since November 2009. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang worked with PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004 in various positions, including Audit Manager in PwC's San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.
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
Our periodic operating results may fluctuate as a result of a number of factors, many of which are beyond our control. These factors include, among others:

•
a deterioration in general demand for electronic products, particularly the Personal Computing (PC) market, as a result of global or regional financial crises and associated macro-economic slowdowns, and/or the cyclicality of the semiconductor industry;

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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 50.0%, 54.4% and 57.0% of our total revenue for the years ended 2013, 2012 and 2011, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  Recently, we experienced a significant reduction in the demand for our products due to the declining PC markets, particularly from our distributors and customers in Taiwan, which have negatively impacted our revenue and profitability.

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

Our diversification into different market segments may not materialize according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources

As part of the growth strategy to diversify our product portfolio and in response to the rapid decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including power supplies, gaming consoles, smartphones, tablets, flat panel TVs, and industrial motor controls. We believe that this diversification strategy would mitigate the impact of reduced demand due to the declining PC markets. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles, therefore if the rate of decline in the PC markets is faster than we expected, or if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

Our diversification into different market segments may place a significant strain on our management, operational, financial and other resources. To manage this diversification effectively, we will need to take various actions, including:

•	enhancing management information systems, including forecasting procedures;

•	further developing our operating, administrative, financial and accounting systems and controls;

•	managing our working capital and sources of financing;

•	maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

•	retaining, training and managing our employee base;

•	enhancing human resource operations and improving employee hiring and training programs;

•	realigning our business structure to more effectively allocate and utilize our internal resources;

•	improving and sustaining our supply chain capability; and

•	managing both our direct and distribution sales channels in a cost-efficient and competitive manner.

If we fail to implement or improve systems or controls or to manage any future growth and diversitication effectively, our business could suffer.
Our revenue may fluctuate significantly from period to period due to ordering patterns from our distributors and seasonality.
Demand for our products from our end customers fluctuates depending on their sales outlooks and market and economic conditions. Accordingly, our distributors place purchase orders with us based on their forecasts of end customer demand. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between the forecasts and actual demand. As a result, distributors adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. A significant decrease in our distributors' channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly.
In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent year, broad fluctuations in the semiconductor markets and the global economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations, than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.

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

During the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million for certain excess and obsolete inventory, consisting of products relating to PC applications, and to a lesser extent, products for power supplies.  Approximately $5.7 million of the $7.7 million non-recurring inventory write-down was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications and were deemed not saleable. We have been working closely with the OEM to address these issues and implement solutions to prevent future occurrences. While we have fully resolved this issue with the OEM, similar product compatibility issues may arise with other products or OEMs, or that the solutions we implemented may not be fully effective in preventing future occurrences. Our failure to prevent or mitigate product compatibility issues may adversely affect our ability to maintain revenue and market shares and harm our business, financial position and results of operations.
We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.
We invest significant resources to compete with other power semiconductor companies to obtain winning competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract us from or delay the completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot be assured that these efforts would result in a design win, that our product would be incorporated into an end customer's initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business will be harmed.
Our success depends upon the ability of our OEM end customers to successfully sell products incorporating our products.
The consumer end markets, in particular the PC market, in which our products are used are highly competitive. Our OEM end customers may not successfully sell their products for a variety of reasons, including:

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

We expect to incur significant fixed manufacturing costs in connection with the operation of our Oregon fab, which may negatively impact our results of operations, and the operation of our own fabrication facility may subject us to additional risks and the need for additional capital expenditures.

The operation of our own fabrication facility requires significant fixed manufacturing cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, in particular the decline of the PC market, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity, which may adversely affect our operating results. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities. The manufacturing processes of a fabrication facility are complex and subject to interruptions, and prior to the acquisition of the Oregon fab, our experience in operating a wafer facility has been limited to active collaboration with third-party foundries. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and could take focus away from the development of new and enhanced products. These could have a significant negative impact on our financial results.

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
Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. It can also be potentially dangerous as defective power components, or improper use of our products by customers, may lead to power overloads, which could result in explosion or fire. As our products become more complex, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products and these products were returned to us and subsequently scrapped or sold at a discount. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.
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

The utilization of our manufacturing facilities and the provisions for inventory write-downs are important factors in our profitability. If we overestimate demand for our products, or if purchase orders are canceled or shipments delayed, we may have excess inventory, which may result in adjustments to our production plans. These adjustments to our productions may affect the utilization of our own wafer fabrication and packaging facilities. If we cannot sell certain portion of the excess inventory, it will affect our provisions for inventory write-downs. Our inventory write-down provisions are subject to adjustment based on events that may not be known at the time the provisions are made, and such adjustments could be material. For example, during the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge of $5.7 million primarily related to excess and obsolete inventory consisting of PC-related products that were not compatible with a particular OEM's applications and were deemed not saleable.

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
In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, base in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results for that period.
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

We have adopted a “fab Lite” business model in which the allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. Nevertheless, we expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHNEC, which manufactured 37.7%, 49.9% and 68.7% of the wafers used in our products for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

In addition, even though we have been transferring more new product developments to our Oregon fab, we still rely on third-party foundries significantly to effectively implement certain of our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so may impair our ability to introduce new products and on time delivery of wafers for our existing products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties in achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start up of new process technologies.

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
Our operation of two in-house packaging and testing facilities are subject to risks that could adversely affect our business and financial results.
We have two in-house packaging and testing facilities located in Shanghai, China that handle most of our packaging and testing requirements. The operation of a high-volume packaging and testing facility and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operates efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. If we are unable to utilize our in-house facilities at a desirable level of production, our gross margin and results of operations may be adversely affected. In addition, semiconductor packaging and testing services historically required frequent upgrades of equipment to remain competitive as new and enhanced packaging and testing technologies are developed to allow manufacturing of smaller, thinner, cooler and more efficient power semiconductor devices. Accordingly, we may have to invest substantial capital expenditures in our in-house packaging and testing facilities, which may adversely impact our financial conditions and cash requirements. Similarly, if any equipment and machinery become obsolete faster than we expected, we may incur impairment charges which would adversely affect our results of operations.
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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 66.0%, 64.9% and 67.3% of our revenue for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Our agreement with Frontek Technology Corporation, a member of WPG, was renewed in July 2010 with a one-year term and will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. Our agreement with Promate was renewed in July 2010 with a five-year term and thereafter will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
Our fabrication and packaging processes depend on raw materials such as silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable price. In addition, from time to time, we may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.
Our operations may be delayed or interrupted and our business may be adversely affected as a result of our efforts to comply with environmental regulations applicable to our in-house wafer manufacturing, packaging and testing facility.
Our in-house manufacturing operations, including wafer manufacturing, packaging and testing, are subject to a variety of environmental regulations relating to the use, handling, discharge and disposal of toxic or otherwise hazardous materials. See “Item 1. Business - Environmental matters.” Compliance with environmental regulations could require us to acquire expensive pollution control equipment or to incur other substantial expenses or investigate and remediate contamination at our current facilities. Any failure, or any claim that we have failed, to comply with these regulations could cause delays in our production and capacity expansion and affect our public image, either of which could harm our business. In addition, any failure to comply with these regulations could subject us to substantial fines or other liabilities, result in the suspension of our operating permit, or require us to terminate or adversely modify our in-house manufacturing operations.
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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $13.2 million and $16.3 million at June 30, 2013 and 2012, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2013 and 2012 were $ 1.6 million and $2.0 million, respectively.
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

Accounting rules require that long-lived assets be tested for impairment under certain circumstances. The outcome of impairments testing could result in the write-down of all or a portion of the value of the long-lived assets. A write-down of our assets would, in turn, reduce our earnings and net worth. During the quarter ended March 31, 2013, and as a result of the accelerated declining PC markets, we recorded a non-cash charge of approximately $2.6 million in long-lived assets primarily related to our packaging service machinery and equipment for our PC related products (see "Impairment of long-lived assets" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual Report for more details). It is possible that we may be required to incur additional write-downs in the future, resulting in significant reductions to our earnings and net worth. Factors which may lead to additional material impairment of our long-lived assets include, but are not limited to:

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
Our success depends upon the continuing services of members of our senior management team and various engineering and other technical personnel. In particular, our engineers and other technical personnel are critical to our future technological and product innovations. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is limited. We have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including engineers and others, could adversely affect our product introductions, overall business growth prospects, results of operations and financial condition.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2013, we owned 329 issued U.S. patents expiring between 2015 and 2031 and had 209 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korean.
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
Any litigation or arbitration regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. We have in the past and may from time to time in the future become involved in litigation that requires our management to commit significant resources and time. For example, in 2007, we commenced a patent litigation with Fairchild Semiconductor International, Inc., or Fairchild, in which we filed infringement claims against Fairchild, and Fairchild responded by filing infringement counterclaims against us. The litigation was vigorously prosecuted by both parties and diverted the efforts and attention of our management and technical personnel before it was settled in October 2008. The settlement included a cross-license agreement between the parties. In December 2006, we initiated an arbitration proceeding against Siliconix Incorporated, or Siliconix, to recover certain quarterly royalty payments under our agreement with Siliconix, and Siliconix responded by filing a counterclaim against us for royalty payments under the agreement. The arbitration proceeding was settled in 2008. We incurred a total of $8.2 million of legal costs relating to these two intellectual property disputes.  In addition, as part of our strategy to diversify our serviceable markets, we recently launched several key product families and technologies to enable high efficiency power conversion solutions and we plan to develop and commercialize new products in other power semiconductor markets. Our entry into the commercial markets for high-voltage power semiconductors and other markets as a result of our diversification strategy may subject us to additional and increased risk of disputes or litigation relating to these products.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea and Japan. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was -254.2%, 21.7% and 6.5% for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws could significantly increase our U.S. income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2013 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
Our industry is highly cyclical and is characterized by constant and rapid technological change such as the introduction of smartphones and tablets that contributed to the decline in the PC market, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, and often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns, in particular the PC markets, may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry and packaging and testing capacity, which could prevent us from benefiting from such an upturn or reduce our profit margins.
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
Changes in China's laws, legal protections or government policies on foreign investment in China may harm our business.
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
China's currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of China.
A significant portion of our business is conducted in China where the currency is the Renminbi. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign‑invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises.
Other transactions that involve conversion of Renminbi into foreign currency are classified as “capital account” transactions; examples of “capital account” transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $85.9 million, or 30.5% of our total consolidated net assets as of June 30, 2013. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.
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
Our common shares began trading on The NASDAQ Global Market in April 2010. Limited trading volumes and liquidity may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish. In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Market ranged from a low of $7.02 to high of $17.91 since commencement of the public trading of our common shares on April 29, 2010. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	our ability to increase our gross margin;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	announcement of acquisition and major corporate transactions;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	announcements regarding intellectual property litigation involving us or our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	additions or departures of key personnel;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China; and

•	and other factors.

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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 21% of our outstanding common shares as of June 30, 2013. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2013, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 801, Building 8, Zhongjian Business Building, No. 78, Shuikengwei Street, Macau	290	Manufacturing support

Building 5/8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	225,082	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	229,250	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,000	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

7F, Unit 3 & 5, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	6,834	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support
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
Market Price of Our Common Shares
Our common shares have traded on the NASDAQ Global Market since April 29, 2010 under the symbol AOSL. The following table sets forth, for the periods indicated, the high and low sales prices of our common share as reported by the NASDAQ Global Market.

2012		High	Low
First Fiscal Quarter :	July 1, 2011 - September 30, 2011	$13.23	$7.32
Second Fiscal Quarter:	October 1, 2011 - December 31, 2011	$9.68	$7.21
Third Fiscal Quarter:	January 1, 2012 - March 31, 2012	$10.66	$7.35
Fourth Fiscal Quarter:	April 1, 2012 - June 30, 2012	$10.14	$8.61

2013
First Fiscal Quarter :	July 1, 2012 - September 30, 2012	$10.34	$7.02
Second Fiscal Quarter:	October 1, 2012 - December 31, 2012	$8.96	$7.50
Third Fiscal Quarter:	January 1, 2013 - March 31, 2013	$9.30	$8.06
Fourth Fiscal Quarter:	April 1, 2013 - June 30, 2013	$9.19	$7.10
Holders of Our Common Shares
As of July 31, 2013, there were approximately 20 registered shareholders, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2013, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors authorized a $25.0 million share repurchase program on October 22, 2010. Under this repurchase program and subject to supervision and oversight by our board of directors, our management may, from time to time, repurchase shares from the open market or in privately negotiated transactions. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. There was no purchase of equity securities by the issuer or affiliated purchasers during the fourth quarter of fiscal year 2013.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2013, 2012 and 2011 and selected consolidated balance sheet data as of June 30, 2013 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2010 and 2009 and selected consolidated balance sheets as of June 30, 2011, 2010 and 2009 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2013	2012	2011 (1)(2)	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$337,436	$342,291	$361,308	$301,840	$185,076
Cost of goods sold	272,851	259,126	256,087	221,649	146,510
Gross profit	64,585	83,165	105,221	80,191	38,566
Operating expenses:
Research and development	27,833	30,630	29,470	20,943	19,273
Selling, general and administrative	35,473	35,800	37,937	26,323	20,443
Impairment of long-lived assets	2,557	—	—	—	—
Total operating expenses	65,863	66,430	67,407	47,266	39,716
Operating income (loss)	(1,278)	16,735	37,814	32,925	(1,150)
Interest income	76	105	280	39	648
Interest expense	(372)	(342)	(263)	(189)	(587)
Income (loss) on equity investment in APM	—	—	1,768	6,546	(4)
Gain on equity interest in APM	—	—	837	—	—
Income (loss) before income taxes	(1,574)	16,498	40,436	39,321	(1,093)
Income tax expense (benefit)	4,001	3,581	2,609	1,497	(192)
Net income (loss)	$(5,575)	$12,917	$37,827	$37,824	$(901)
Less 8% non-cumulative dividends on
convertible preferred shares	—	—	—	(3,453)	—
Net income (loss) attributable to common shareholders - Basic	$(5,575)	$12,917	$37,827	$34,371	$(901)
Adjustment to net income (loss) for dilutive securities	—	—	—	3,453	—
Net income (loss) attributable to common shareholders - Diluted	$(5,575)	$12,917	$37,827	$37,824	$(901)

Net income (loss) per share attributable to common shareholders
Basic	$(0.22)	$0.52	$1.61	$3.24	$(0.11)
Diluted	$(0.22)	$0.50	$1.51	$1.78	$(0.11)
Weighted average number of shares used in computing net income (loss) per share attributable to common shareholders
Basic	25,348	24,656	23,495	10,594	7,914
Diluted	25,348	25,606	24,989	21,192	7,914

	Year Ended June 30,
	2013	2012	2011 (1)(2)	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,406	$82,166	$86,708	$119,001	$60,416
Working Capital	$152,364	$129,862	$118,366	$117,182	$51,914
Total assets	$356,321	$366,157	$347,438	$258,656	$160,820
Bank borrowings - long term	$13,571	$16,429	$—	$—	$8,610
Capital leases - long term	$195	$1,085	$130	$436	$1,019
Total shareholders' equity	$281,451	$279,393	$260,250	$189,446	$94,500

(1)
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

(2)
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
Inventory reserves
We record inventories at the lower-of-cost-or-market under both U.S. GAAP and IFRS. Under U.S. GAAP, a write-down of inventory to the lower-of-cost-or-market creates a new cost basis that subsequently cannot be reversed based on changes in circumstances. Under IFRS, when circumstances that previously caused the inventory write down no longer exist or when there is clear evidence of an increase in net realizable value, the amount of the write-down is reversed even though the associated inventories have not been sold. The impact to the statement of income (loss) due to the difference between U.S. GAAP and IFRS was to increase inventory reserves for the fiscal years ended June 30, 2010 and 2009 by $100,000 and $320,000, respectively.
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
The increase /(decrease) in share-based compensation expense resulted from the accounting for the different transition dates between U.S. GAAP and IFRS and the application of APB 25 for the fiscal years ended June 30, 2010 and 2009 was $115,000 and $45,000, respectively.
Investment in APM
We have made various investments in APM since APM's inception in July 2004. Prior to our acquisition of APM in December 2010, the investment was accounted for under the equity method of accounting under both IFRS and U.S. GAAP. The changes in income/(loss) on equity investment in APM resulted from the difference between U.S. GAAP and IFRS for the fiscal years ended June 30, 2010 and 2009 was $251,000 and $31,000, respectively.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,300 products, and has grown rapidly with the introduction of over 195 new products during the fiscal year 2013, and over 240 and 190 new products in the fiscal years 2012 and 2011, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 329 patents and 209 patent applications in the United States as of June 30, 2013. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2013, we continued our diversification program by introducing new silicon and packaging platforms to expand our serviceable available market ("SAM") and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors ("MOSFET") portfolio expanded significantly across a full range of voltage applications. In response to the rapid decline of the personal computer (“PC”) markets, we have developed new technologies and products designed to penetrate into other markets, including the consumer, communications and industrial markets. For example, for the power discrete products, since mid 2012 we have been shipping high volume of our Gen5 series low-voltage MOSFET silicon platform introduced in the September quarter of 2011. During the December quarter of 2012, we released the new high voltage AlphaMOSII MOSFET platform that features a 35% reduction of on-resistance when compared to prior-generation products.  In the same quarter, we also released the XSFET technology platform to provide a high performance option to the current solutions targeting the advanced computing and high efficiency telecommunications and industrial applications. In addition, we expanded our recently developed AlphaIGBT technology platform with low power and high power products that meet the growing demand for energy efficient switching devices for motor control and power conversion applications in household appliances, renewable energy systems and advanced power supplies. We have also expanded our portfolio of medium voltage MOSFETs with new 80V, 100V and 150V products, thus enabling a full portfolio of products that allows significant improvements in power supply efficiency. For the power IC products, we continue to expand the product family by introducing new solutions to LED lighting and LED back lighting for LCD-TV. We also released high efficiency EZBuck II Converters and our new DrMOS product family targeting Ultrabook and advanced computing.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, ("the Oregon fab") which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. For example, in calendar year 2012, we were able to triple the number of new technology platforms released as compared to prior years. These platforms have allowed us to develop a new generation of low voltage MOSFET products, our Gen 5 AlphaMOS, and introduce AlphaMOSII high voltage technology and new medium voltage products. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time.
Our revenue was $337.4 million for the fiscal year ended June 30, 2013, which represented a decrease of $4.9 million or 1.4%, from $342.3 million for the fiscal year ended June 30, 2012. Our net loss was $5.6 million, or $(0.22) per diluted share, for the fiscal year ended June 30, 2013, compared to a net income of $12.9 million, or $0.50 per diluted share, for the fiscal year ended June 30, 2012.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computer ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 50.0%, 54.4% and 57.0% of our total revenue for the years ended June 30, 2013, 2012 and 2011, respectively. A decline in the PC markets, due to continued growth of demands in tablets and smartphones, worldwide economic conditions and/or industry inventory correction, have had a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures during the fiscal year.

In response to this trend, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, such as the consumer, communication and industrial market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC markets. As we develop and sell new products that serve more diversified markets, we expect that sales based on the PC markets, as a percentage of the total revenue, will continue to decline. However, if the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.

In light of the continuing decline of the PC markets, we conducted an impairment review of certain of our long-lived assets during the third quarter of fiscal year 2013. Based on such review, we recorded a non-cash impairment charge of $2.6 million as the changed circumstances indicated that the carrying amount of certain long-lived assets for the quarter ended March 31, 2013, consisting of manufacturing machinery and equipment for the packaging of PC-related product, may not be recoverable (see "Impairment of long-lived assets" below for more details). In addition, we have also recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million for certain excess and obsolete inventory for the quarter ended March 31, 2013, consisting of products relating to PC applications, and to a lesser extent, products for power supplies. We determined that this non-recurring inventory write-down was required primarily due to loss of market share with certain customers, including a major OEM with whom we conducted business indirectly, as well as the effect of the continuing decline of the PC market. Although we have fully resolved the issue and maintain the business relationship with the OEM and we believe our current provisions related to inventories and long-lived assets are considered adequate, there is no assurance that we will not incur additional inventory write-downs or impairment charges given the rapid and unpredictable changes of computing and consumer markets in which we compete. Such charges could materially adversely affect our results of operations.
Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our existing products will continue to decline in the future. However, as a normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, expanding existing products for new applications and new customers, and reducing manufacturing cost of existing products.
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Recently we have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets such as the telecommunications and industrial markets. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce products on a timely basis that meet customers' specifications and performance requirements and our inability to continue to expand our serviceable markets could adversely affect our financial performance, including loss of market shares with customers.
As discussed above,  we recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million during the third quarter of fiscal 2013, and approximately $5.7 million of which was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications.  We have been working closely with the OEM to address these issues and implement solutions to prevent future occurrences of incompatibility.  While we have fully resolved this issue with the OEM, similar product compatibility issues may arise with other products or OEMs, or that the solutions we implemented may not be fully effective in preventing future occurrences.
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

Manufacturing Costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above has led to reduced level of capacity utilization at our manufacturing facilities during the fiscal year 2013.  If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.  For example, the gross margin for the first quarter of the fiscal year 2013 was 26.7%, primarily as a result of higher utilization of our manufacturing facilities, while the adjusted gross margin for the last three quarters of the fiscal year 2013, without giving effect to the $7.7 million non-recurring inventory write-down recorded in the third quarter of the fiscal year 2013, was 19.4%. This decrease was largely due to the reduced level of utilization of our manufacturing facilities during that period. The adjusted gross margin used here is a non-GAAP financial measure. We believe this information is meaningful to investors as it excludes the impact that the non-recurring inventory write-down has on gross margin and facilitates comparisons between reporting periods and peer companies. While we believe that the adjusted gross margin is useful supplemental information, such adjusted measure is not intended to replace our GAAP financial measures and should be read in conjunction with the GAAP results. The GAAP gross margin for the last three quarters of the fiscal year 2013 was 16.2%.
Other factors that may affect comparability
APM acquisition: We held a 40.3% equity interest in Agape Package Manufacturing Ltd. ("APM"), at June 30, 2010. We made an additional equity investment of $1.8 million in APM in October 2010 resulting in a 43.0% equity interest in APM. The investment was accounted for under the equity method of accounting through the date of acquisition. On December 3, 2010, we acquired APM and APM's operating results were reflected in our consolidated financial statements subsequent to that date.
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

Conversion of IFRS to U.S. GAAP. We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to the SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer. As a result, started on July 1, 2011, we were required to report our financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements from IFRS to U.S. GAAP. See "Item 6. Selected Financial Data" for a discussion of relevant differences of individual items in the financial statements between IFRS and U.S. GAAP.
Principal line items of statements of income
The following describes the principal line items set forth in our consolidated statements of operations:
Revenue

We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a smaller amount was derived from power IC products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through one of our subsidiaries.

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
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and cost associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase. We have recently implemented a process to improve our factory capacity utilization rates by transferring more wafer production to our Oregon fab and reducing our reliance on outside foundries. While our utilization rates cannot be immune to the market conditions, our goal is to make them less vulnerable to market fluctuations. We believe our market diversification strategy and product growth will drive higher volume of manufacturing which will improve our factory utilization rates and gross margin in the long run.
Operating expenses
Our operating expenses consist of research and development, selling, general and administrative expenses and impairment of long-lived assets. We expect that our total operating expenses will generally increase over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
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

Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2013, 2012 and 2011. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(% of revenue)
Revenue	$337,436	$342,291	$361,308	100.0%	100.0%	100.0%
Cost of goods sold (1)	272,851	259,126	256,087	80.9%	75.7%	70.9%
Gross profit	64,585	83,165	105,221	19.1%	24.3%	29.1%

Operating expenses:
Research and development (1)	27,833	30,630	29,470	8.2%	8.9%	8.2%
Selling, general and administrative (1)	35,473	35,800	37,937	10.5%	10.5%	10.5%
Impairment of long-lived assets	2,557	—	—	0.8%	—%	—%
Total operating expenses	65,863	66,430	67,407	19.5%	19.4%	18.7%
Operating income (loss)	(1,278)	16,735	37,814	(0.4)%	4.9%	10.4%

Interest income	76	105	280	—%	—%	0.1%
Interest expense	(372)	(342)	(263)	(0.1)%	(0.1)%	(0.1)%
Income on equity investment in APM	—	—	1,768	—%	—%	0.5%
Gain on equity interest in APM	—	—	837	—%	—%	0.3%
Income (loss) before income taxes	(1,574)	16,498	40,436	(0.5)%	4.8%	11.2%
Income tax expense	4,001	3,581	2,609	1.2%	1.0%	0.7%
Net income (loss)	$(5,575)	$12,917	$37,827	(1.7)%	3.8%	10.5%
(1) Includes share-based compensation expense allocated as follows:

	Year Ended June 30,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(% of revenue)
Cost of goods sold	$700	$532	$629	0.2%	0.2%	0.2%
Research and development	1,402	1,361	1,716	0.4%	0.4%	0.5%
Selling, general and administrative	2,717	3,529	3,829	0.8%	1.0%	1.1%
	$4,819	$5,422	$6,174	1.4%	1.6%	1.8%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$265,150	$267,059	$284,094	$(1,909)	(0.7)%	$(17,035)	(6.0)%
Power IC	52,841	53,396	62,706	(555)	(1.0)%	(9,310)	(14.8)%
Packaging and testing services	19,445	21,836	14,508	(2,391)	(10.9)%	7,328	50.5%
	$337,436	$342,291	$361,308	$(4,855)	(1.4)%	$(19,017)	(5.3)%

Fiscal 2013 vs 2012

Total revenue was $337.4 million for fiscal year 2013, a decrease of $4.9 million, or 1.4%, as compared to $342.3 million for fiscal year 2012. The decrease consisted of $1.9 million, $0.6 million and 2.4 million decrease in sales of power discrete, power IC products and packaging and testing services, respectively. The decrease in sales of power discrete and power IC products was mainly a result of a 4.2% decrease in average selling price partially offset by a 3.8% increase in unit shipments as compared to last year. The 4.2% decrease in average selling price was mainly due to a shift in product mix, the reduced demand for our products related to PC applications, and to a lesser extent, selling price erosion in the computing and consumer markets. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand. In response to the declining PC markets, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC markets. During fiscal year 2013, we accelerated the development of new technology platforms which has allowed us to introduce 101 medium and high voltage MOSFET products, targeting the consumer, communication and industrial markets, as well as 34 low voltage MOSFET products for the computing market.
Fiscal 2012 vs 2011
Total revenue was $342.3 million for fiscal year 2012, a decrease of $19.0 million, or 5.3% as compared to $361.3 million for fiscal year 2011. The decrease consisted of $17.0 million and $9.3 million decrease in sales of power discrete and power IC products, respectively, partially offset by $7.3 million increase in packaging and testing services revenue due to full year service revenue recognition for fiscal year 2012 as compared to only seven months service revenue recognition for fiscal year 2011 after the acquisition of APM in December 2010. The decrease in sales of power discrete and power IC products was primarily due to the semiconductor industry downturn in the first half of fiscal year 2012 which resulted in a 11.3% decline in average selling prices. In response to the softened demand, we introduced more than 240 new products during the year as well as further expanded our high- and medium-voltage product portfolio to successfully gain market share in certain areas, which resulted in a 4.1% increase in unit shipments during the year. During fiscal year 2012, we introduced 125 medium and high voltage MOSFET products, targeting the communication and industrial markets, as well as 76 low voltage MOSFET products for the computing market.
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$272,851	$259,126	$256,087	$13,725	5.3%	$3,039	1.2%
Percentage of revenue	80.9%	75.7%	70.9%

Gross profit	$64,585	$83,165	$105,221	$(18,580)	(22.3)%	$(22,056)	(21.0)%
Percentage of revenue	19.1%	24.3%	29.1%
Fiscal 2013 vs 2012

Cost of goods sold was $272.9 million for fiscal year 2013, an increase of $13.7 million, or 5.3%, as compared to $259.1 million for fiscal year 2012, primarily as a result of a $7.7 million non-recurring inventory write-down and increased unit shipments. The non-recurring inventory write-down was for certain excess and obsolete inventory consisting of newly developed products for desktop PC applications primarily for a major OEM that were not compatible with its particular applications, and to a lesser extent, products for power supplies. Gross margin decreased by 5.2 percentage points to 19.1% for fiscal year 2013, as compared to 24.3% for fiscal year 2012. The decrease in gross margin was primarily due to the non-recurring inventory write-down of $7.7 million, as well as reduced average selling price, partially offset by tighter factory expense control as compared to last year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.
Fiscal 2012 vs 2011

Cost of goods sold was $259.1 million for fiscal year 2012, an increase of $3.0 million, or 1.2%, as compared to $256.1 million for fiscal year 2011. Gross margin decreased by 4.8 percentage points to 24.3% for fiscal year 2012 as compared to

29.1% for fiscal year 2011. The decrease in gross margin was primarily due to selling price erosion, lower factory utilization and higher period costs related to the ramp up of our Oregon fab facility acquired in January 2012, partially offset by the benefits gained from our new products introduction and costs savings from material purchases during the year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions. If we are unable to utilize the capacity of our in-house manufacturing facilities at a desirable level, our gross margin may be adversely affected. During the initial ramp-up period of our Oregon fab acquired in January 2012, our gross margin for the third and fourth quarters of fiscal year 2012 was adversely affected by approximately 2.0% to 3.0%.

Research and development expenses

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$27,833	$30,630	$29,470	$(2,797)	(9.1)%	$1,160	3.9%
Fiscal 2013 vs 2012

Research and development expenses were $27.8 million for fiscal year 2013, a decrease of $2.8 million, or 9.1%, as compared to $30.6 million for fiscal year 2012. The decrease was primarily attributable to a $3.6 million decrease in product prototyping engineering expenses, mainly related to engineering wafers expenses incurred during fiscal year 2012 under the then foundry agreement with IDT prior to the acquisition of the Oregon fab. The decrease was partially offset by a $0.7 million increase in employee compensation and benefits primarily due to increase in headcount related to the Oregon fab acquired in January 2012. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.
Fiscal 2012 vs 2011
Research and development expenses were $30.6 million for fiscal year 2012, an increase of $1.2 million, or 3.9%, from $29.5 million for fiscal year 2011. The increase was primarily attributable to a $1.2 million increase in product prototyping and engineering expenses related to qualifying the Oregon fab and introduction of 247 new products during fiscal year 2012 as compared to 196 new products of prior year, a $0.6 million increase in depreciation and amortization expenses related to the newly acquired fixed assets during the year, partially offset by a $0.6 million decrease in personnel expenses primarily related to lower bonuses which varied with our business performance.
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$35,473	$35,800	$37,937	$(327)	(0.9)%	$(2,137)	(5.6)%

Fiscal 2013 vs 2012

Selling, general and administrative expenses were $35.5 million for fiscal year 2013, a decrease of $0.3 million, or 0.9%, as compared to $35.8 million for fiscal year 2012. The decrease was primarily due to a $0.8 million decrease in share-based compensation due to increased cancellations of stock options and other equity awards, a $0.7 million decrease in accounting, Sarbanes-Oxley compliance and consulting fees due to the decrease in related accounting and consulting activities, a $0.3 million decrease in business taxes primarily due to a business tax refund of a subsidiary in China during fiscal year 2013, a $0.2 million decrease in sales commission primarily due to decrease in sales and a $0.6 million bad debt expenses incurred related to a service customer during fiscal year 2012, and these decreases were partially offset by a $1.4 million increase in employee compensation, benefits and business expenses mainly due to increase in headcount, a $0.3 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during fiscal year 2013 and a $0.6 million increase in legal expenses due to increased legal consulting services.
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
Impairment of long-lived assets

During the third quarter of fiscal year 2013, in light of the unfavorable market conditions particularly related to the accelerated decline of the PC market, we conducted an in-depth analysis of our strategic plan. In our review, we reconsidered the key assumptions in our overall strategic business and manufacturing capacity plans in light of the continued declines in the PC market. As a result, we revised our PC related revenue and volume outlook as well as our manufacturing capacity requirements. These material changes in our outlook and plans, which we were able to determine in the third quarter of fiscal 2013, triggered an impairment review of our long-lived assets.

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

During the third quarter of fiscal year 2013, we evaluated our amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeds the carrying value of the intangible assets and no impairment charge was recorded. During the same period, we also evaluated our goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded. We re-evaluated our long-lived assets, intangible assets and goodwill for impairment as part of our annual impairment test during the fourth quarter and determined that there was no indication of impairment.
Interest income and expenses
Fiscal 2013 vs 2012

Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income for fiscal year 2013 as compared to fiscal year 2012 was primarily due to lower average interest rate.

Interest expense was primarily related to bank borrowings. The increase in interest expenses for fiscal year 2013 was primarily due to an increase in bank borrowings, including the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab as compared to fiscal year 2012.
Fiscal 2012 vs 2011
The decrease in interest income for fiscal year 2012 as compared to fiscal year 2011 was primarily due to a decrease in average cash and cash equivalents balances. The increase in interest expenses during fiscal 2012 was primarily due to an increase in bank borrowings including the $20.0 million term loan obtained in May 2012 for working capital purposes as compared to fiscal 2011.
Income on equity investment in APM

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income on equity investment in APM	$—	$—	$1,768	$—	—%	$(1,768)	(100.0)%
Fiscal 2012 vs 2011
Income from our equity investment in APM represented our share of APM's net income before APM was acquired. APM's operating results were consolidated in our financial statements since the acquisition as our wholly-owned subsidiary in December 2010 and therefore, it is no longer reflected in this line item for fiscal years 2012 and 2013.

Income tax expense

	Year Ended June 30,			Change
	2013	2012	2011	2013		2012
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$4,001	$3,581	$2,609	$420	11.7%	$972	37.3%
Fiscal 2013 vs 2012

Income tax expense for fiscal years 2013 and 2012 was $4.0 million and $3.6 million, respectively. Income tax expense increased by $0.4 million, or 11.7%, in fiscal year 2013 as compared to fiscal year 2012 primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two fiscal years, which was partially offset by the tax benefits from the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012.
Fiscal 2012 vs 2011

Income tax expense for fiscal years 2012 and 2011 was $3.6 million and $2.6 million, respectively.  Income tax expense increased by $1.0 million, or 37.3%, in fiscal year 2012 as compared to fiscal year 2011 due primarily to the changes in the geographic mix of earnings in fiscal 2012 as compared to fiscal 2011, combined with the expiration of the U.S. federal research credit on December 31, 2011.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired. As of July 31, 2013, the outstanding balance of the term loan and the equipment credit line was $16.4 million and $0 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of June 30, 2013, we were in compliance with these covenants.
Two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.5 million based on the currency exchange rate as of June 30, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and indexes to the published LIBOR per annum. These lines will expire in September 2013. As of July 31, 2013, there was no outstanding balance under these two revolving lines of credit.

During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of July 31, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.

On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. As of June 30, 2013, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As at June 30, 2013, of the 241,770 repurchased shares, 15,800 shares with a weighted average repurchase price of $13.8 per share, were reissued at an average price of $4.11 per share for option exercises and vested restricted stock units.

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

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.  As of June 30, 2013 and 2012, such restricted portion amounted to approximately $85.9 million and $83.3 million, or 30.5% and 29.8%, of our total consolidated net assets, respectively.

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
Cash and cash equivalents
As of June 30, 2013 and 2012, we had $92.4 million and $82.2 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $92.4 million and $82.2 million cash and cash equivalents, $53.2 million and $44.4 million, respectively, are deposited with financial institutions outside the United States.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$28,007	$32,881	$30,088
Net cash used in investing activities	(17,278)	(57,931)	(49,820)
Net cash provided by (used in) financing activities	(485)	20,462	(12,667)
Effect of exchange rate changes on cash and cash equivalents	(4)	46	106
Net increase (decrease) in cash and cash equivalents	$10,240	$(4,542)	$(32,293)
Cash flows from operating activities

Net cash provided by operating activities of $28.0 million for fiscal year 2013 resulted primarily from net loss of $5.6 million, non-cash charges of $37.8 million and net change in working capital using net cash of $4.2 million. The non-cash charges of $37.8 million included (a) $29.4 million of depreciation and amortization expenses, (b) $4.8 million of share-based compensation expense, (c) $1.0 million of net deferred income taxes, and (d) $2.6 million of impairment charges of long-lived assets during the third quarter. The net change in working capital using net cash of $4.2 million was primarily due to a (i) $0.7 million decrease in income taxes payable, (ii) $2.6 million increase in inventories as we build up our inventories for the Oregon fab ramp up and (iii) $5.4 million decrease in accrued and other liabilities primarily related to payment of performance bonuses; partially offset by a (a) $0.6 million decrease in accounts receivable due to the timing of billings and collection of payments, (b) $1.8 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, (c) $2.1 million decrease in other current and long-term assets primarily due to decrease in advance payments to suppliers.

Net cash provided by operating activities of $32.9 million for fiscal year 2012 resulted primarily from net income of $12.9 million, non-cash charges of $29.8 million and net change in working capital using net cash of $9.8 million. The non-cash charges of $29.8 million included $25.3 million of depreciation and amortization, $5.4 million of share-based compensation expense and $0.6 million of allowance for doubtful accounts, partially offset by $1.5 million of deferred income tax benefit. The net change in working capital using net cash of $9.8 million was primarily due to a (i) $3.1 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $1.6 million decrease in inventories as we reduced our inventories in response to changes in market condition; (iii) $1.3 million decrease in other current and long-term assets primarily due to a decrease in advance payments to suppliers; (iv) $4.5 million increase in accrued and other liabilities primarily related to expenses of the Oregon fab and (v) $0.4 million increase in income taxes payable, offset by a $20.8 million decrease in accounts payable primarily due to timing of payment.
Net cash provided by operating activities of $30.1 million for the fiscal year 2011 resulted primarily from net income of $37.8 million, non-cash charges of $20.0 million, partially offset by the net change in working capital using net cash of $27.7 million. The non-cash charges of $20.0 million included $16.7 million of depreciation and amortization, $6.2 million of share-based compensation expense, partially offset by $1.8 million of income on equity investment in APM, $0.8 million of gain on equity interest in APM and $0.2 million deferred tax benefit. The net change in working capital using net cash of $27.7 million was primarily due to a (i) $26.9 million increase in inventories in anticipation of increased demand, (ii) $5.2 million increase in accounts receivable due to higher sales and timing of shipments and collections and (iii) $1.0 million increase in other current and long-term assets, partially offset by a $5.2 million increase in accrued and other liabilities primarily related to special projects such as the U.S. GAAP conversion.
Cash flows from investing activities

Net cash used in investing activities of $17.3 million for the fiscal year 2013 was primarily attributable to $17.6 million purchase of property and equipment to increase our in-house production capacity, partially offset by $0.3 million proceeds from sale of certain equipment.

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
Cash flows from financing activities

Net cash used in financing activities of $0.5 million for the fiscal year 2013 was primarily attributable to $2.6 million of net repayment to our borrowings and $1.0 million in payment of capital lease obligations; partially offset by a $3.1 million of proceeds from exercises of share options and issuance of shares under the ESPP.
Net cash provided by financing activities of $20.5 million for fiscal year 2012 was primarily attributable to $20.0 million of net proceeds from our revolving lines of credit and term loan and $2.3 million of proceeds from exercise of share options and ESPP, partially offset by $1.6 million for repurchase of our common shares under the share repurchase program and $0.3 million in payment of capital lease obligations.

Net cash used in financing activities of $12.7 million for fiscal 2011 was primarily attributable to (i) $15.0 million of net repayment of our revolving lines of credit, (ii) $0.6 million of payments for IPO related expenses, (iii) $0.7 million for repurchase of our common shares under the share repurchase program and (iv) $0.6 million in payment of capital lease obligations, partially offset by $4.2 million of proceeds from exercise of share options and ESPP.
Capital expenditures
Capital expenditures were $17.6 million, $36.3 million and $42.1 million for fiscal years 2013, 2012 and 2011, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. As we have been building the foundation for our wafer manufacturing and new technology development capability under the fab-lite business model since the acquisition of the Oregon fab in fiscal year 2012, we will be focusing on new product development and factory utilization going forward.
Capital expenditures for fiscal year 2013 consisted primarily of purchases of equipment for the Oregon fab.  Capital expenditures for fiscal year 2012 primarily consisted of purchases of packaging and testing equipment for our in-house packaging facilities and purchases of equipment for the Oregon fab.  Prior to the acquisition of the Oregon fab in January 2012, we utilized third-party foundries for wafer fabrication and our capital expenditures were primarily related to purchase of certain specialized equipment consigned to the third-party foundries to support our production requirements. On January 31, 2012, we completed the acquisition of the Oregon fab for a purchase price of $26.3 million cash plus certain assumed liabilities of $0.5 million. Following the acquisition of the Oregon fab, we used a combination of in-house capacity and third party foundries to satisfy our wafer manufacturing requirements. Capital expenditures for fiscal years 2011 primarily consisted of purchases of packaging and testing equipment for our two in-house packaging facilities and purchases of consigned equipment to a third-party foundry.  We relied primarily on our in-house capacities for packaging and testing our products and expect to continue to do so in the future.
Contractual Obligations
Our contractual obligations as of June 30, 2013 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$17,142	3,571	$13,571	$—	$—
Oregon state loan	250	250	—	—	—
Capital leases	1,541	1,318	148	50	25
Operating leases	16,095	3,462	4,834	3,379	4,420
Capital commitments with respect to property and equipment	443	443	—	—	—
Purchase commitments with respect to inventories and research and development	25,826	25,826	—	—	—

Total contractual obligations	$61,297	$34,870	$18,553	$3,429	$4,445
As of June 30, 2013, we had recorded liabilities of $3.1 million for uncertain tax positions and $0.6 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.
Off-Balance Sheet Arrangements

As of June 30, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2013, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested is $34,242,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Variable Interest Entities and Investment in APM
We evaluate all transactions and relationships with potential variable interest entities (VIEs) to determine whether we are the primary beneficiary of the entities, and therefore are required to consolidate with VIEs. Our overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

•	determine whether the entity meets the criteria to qualify as a VIE; and

•	determine whether we are the primary beneficiary of the VIE.
In performing the first step, we consider the significant factors and judgments in making the determination as to whether an entity is a VIE including:

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
Based on our evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2013 and 2012. Prior to the APM acquisition on December 3, 2010, we had a 43.0% equity interest in APM which had been identified as a VIE; however, we were not the primary beneficiary and therefore not required to consolidate the financial statements of APM. The equity interest in APM was accounted for using the equity method through the date of acquisition.
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
Foreign currency risk

We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant portion of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan (“RMB”) as operating funds for our foreign operating expenses. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the fact that the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. In the past, our borrowings have been subject to floating interest rates, and future borrowings may expose us to cash-flow interest rate risk. We had outstanding borrowings of $17.4 million at June 30, 2013. We do not believe that a 10% change in interest rates would materially affect our results of operations.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials such as gold, subject to commodity price risk would decrease or increase our current year's net earnings by $1.9 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2013. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in thousands, except per share data)
Revenue	$77,212	$75,015	$89,448	$95,761
Gross profit	13,213	5,245	20,594	25,533
Operating income (loss)	(2,882)	(13,105)	4,890	9,819
Net income (loss)	$(4,062)	$(13,173)	$3,718	$7,942
Net income (loss) per share
Basic	$(0.16)	$(0.52)	$0.15	$0.32
Diluted	$(0.16)	$(0.52)	$0.14	$0.31

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(in thousands, except per share data)
Revenue	$94,272	$83,858	$80,713	$83,448
Gross profit	25,021	19,294	18,273	20,577
Operating income	7,747	3,756	2,332	2,900
Net income	$6,700	$2,604	$1,474	$2,139
Net income per share
Basic	$0.27	$0.11	$0.06	$0.09
Diluted	$0.26	$0.10	$0.06	$0.08

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In performing this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework in 1992. Based upon this assessment, our management has concluded that, as of June 30, 2013, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Alpha and Omega Semiconductor Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO in 1992.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years ended June 30, 2013 and 2012. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). Our report dated August 30, 2013 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ GRANT THORNTON LLP
San Jose, California
August 30, 2013

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our next annual meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2013 Proxy Statement”), no later than 120 days after the end of fiscal year 2013, and certain information to be included in the 2013 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", “Related Party Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principle Accounting Fees and Services” in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	99
Schedule II - Valuation and Qualifying accounts	103

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years ended June 30, 2013 and 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated August 30, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ GRANT THORNTON LLP
San Jose, California
August 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alpha and Omega Semiconductor Limited

In our opinion, the consolidated statement of income, comprehensive income, of shareholders' equity and of cash flows for the year ended June 30, 2011 present fairly, in all material respects, the results of operations and cash flows of Alpha and Omega Semiconductor Limited and its subsidiaries for the year ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended June 30, 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 9, 2011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$92,406	$82,166
Restricted cash	204	236
Accounts receivable, net	38,298	38,850
Inventories	68,339	65,778
Deferred income tax assets	3,030	2,789
Other current assets	3,578	3,962
Total current assets	205,855	193,781
Property, plant and equipment, net	138,111	158,543
Intangible assets, net	496	1,028
Goodwill	269	269
Deferred income tax assets	10,823	10,061
Other long-term assets	767	2,475
Total assets	$356,321	$366,157

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,821	$3,571
Accounts payable	31,738	35,646
Accrued liabilities	14,571	21,026
Income taxes payable	1,472	2,349
Deferred margin	622	366
Capital leases	1,267	961
Total current liabilities	53,491	63,919
Long term debt	13,571	16,429
Income taxes payable - long term	3,692	3,509
Deferred income tax liabilities	2,613	587
Capital leases - long term	195	1,085
Deferred rent	1,308	1,235
Total liabilities	74,870	86,764
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2013 and 2012	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,882 shares and 25,656 shares at June 30, 2013 and 25,167 shares and 24,938 shares at June 30, 2012	51	50
Treasury shares at cost; 226 shares at June 30, 2013 and 229 shares at June 30, 2012	(2,054)	(2,104)
Additional paid-in capital	168,352	160,602
Accumulated other comprehensive income	957	972
Retained earnings	114,145	119,873
Total shareholders’ equity	281,451	279,393
Total liabilities and shareholders’ equity	$356,321	$366,157

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2013	2012	2011
Revenue	$337,436	$342,291	$361,308
Cost of goods sold	272,851	259,126	256,087
Gross profit	64,585	83,165	105,221

Operating expenses:
Research and development	27,833	30,630	29,470
Selling, general and administrative	35,473	35,800	37,937
Impairment of long-lived assets	2,557	—	—
Total operating expenses	65,863	66,430	67,407
Operating income (loss)	(1,278)	16,735	37,814

Interest income	76	105	280
Interest expense	(372)	(342)	(263)
Income on equity investment in APM	—	—	1,768
Gain on equity interest in APM	—	—	837
Income (loss) before income taxes	(1,574)	16,498	40,436

Income tax expense	4,001	3,581	2,609
Net income (loss)	$(5,575)	$12,917	$37,827

Net income (loss) per share
Basic	$(0.22)	$0.52	$1.61
Diluted	$(0.22)	$0.50	$1.51

Weighted average number of common shares used to compute net income
(loss) per share
Basic	25,348	24,656	23,495
Diluted	25,348	25,606	24,989

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2013	2012	2011
Net income (loss)	$(5,575)	$12,917	$37,827
Other comprehensive income, net of tax
Foreign currency translation adjustment	(15)	38	313
Total comprehensive income (loss)	$(5,590)	$12,955	$38,140

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Deferred Share-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2010	—	$—	22,101	$44	—	$—	$119,674	$(22)	$621	$69,129	$189,446
Initial public offering issuance costs	—	—	—	—	—	—	(117)	—	—	—	(117)
Exercise of common stock options	—	—	586	1	—	—	2,621	—	—	—	2,622
Issuance of shares for Employee Stock Purchase Plan	—	—	159	—	—	—	1,612	—	—	—	1,612
Issuance of shares for APM acquisition	—	—	1,766	4	—	—	23,062	—	—	—	23,066
Repurchase of common shares under shares repurchase program	—	—	—	—	(50)	(693)	—	—	—	—	(693)
Share-based compensation expense	—	—	—	—	—	—	6,152	22	—	—	6,174
Net income	—	—	—	—	—	—	—	—	—	37,827	37,827
Cumulative translation adjustment	—	—	—	—	—	—	—	—	313	—	313
Balance, June 30, 2011	—	—	24,612	49	(50)	(693)	153,004	—	934	106,956	260,250
Exercise of common stock options and release of RSUs	—	—	382	1	12	163	852	—	—	—	1,016
Issuance of common shares under Employee Stock Purchase Plan	—	—	173	—	—	—	1,324	—	—	—	1,324
Repurchase of common shares under shares repurchase program	—	—	—	—	(191)	(1,574)	—	—	—	—	(1,574)
Share-based compensation expense	—	—	—	—	—	—	5,422	—	—	—	5,422
Net income	—	—	—	—	—	—	—	—	—	12,917	12,917
Cumulative translation adjustment	—	—	—	—	—	—	—	—	38	—	38
Balance, June 30, 2012	—	—	25,167	50	(229)	(2,104)	160,602	—	972	119,873	279,393
Exercise of common stock options and release of RSUs	—	—	468	1		—	1,462	—	—		1,463
Reissuance of Treasury Stock	—	—	—	—	4	55	(157)	—	—	(153)	(255)
Issuance of common shares under Employee Stock Purchase Plan	—	—	247	—	—	—	1,626	—	—	—	1,626
Repurchase of common shares under shares repurchase program	—	—		—	(1)	(5)		—	—		(5)
Share-based compensation expense	—	—	—	—	—	—	4,819	—	—	—	4,819
Net loss	—	—	—	—	—	—	—	—	—	(5,575)	(5,575)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(15)	—	(15)
Balance, June 30, 2013	—	$—	25,882	$51	(226)	$(2,054)	$168,352	$—	$957	$114,145	$281,451

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(5,575)	$12,917	$37,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,828	24,692	16,261
Amortization	532	571	417
Allowance for doubtful accounts	—	559	—
Share-based compensation expense	4,819	5,422	6,174
Income on equity investment in APM	—	—	(1,768)
Gain on equity interest in APM	—	—	(837)
Deferred income taxes, net	1,023	(1,468)	(246)
Loss on disposal of property and equipment	45	8	3
Impairment of long-lived assets	2,557	—	—
Changes in working capital:
Accounts receivable	552	3,094	(5,195)
Inventories	(2,561)	1,632	(26,941)
Other current and long-term assets	2,092	1,327	(973)
Accounts payable	1,765	(20,768)	(1,262)
Account payable to APM	—	—	1,277
Income taxes payable	(694)	399	196
Accrued and other liabilities	(5,376)	4,496	5,155
Net cash provided by operating activities	28,007	32,881	30,088
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(21,330)	(1,569)
Prepayment for acquisition of wafer fabrication assets	—	—	(5,000)
Purchase of property and equipment	(17,573)	(36,318)	(42,073)
Proceeds from sale of property and equipment	263	—	—
Restricted cash released (placed)	32	(183)	653
Additional investment in APM before the APM acquisition	—	—	(1,831)
Investment in a privately held company	—	(100)	—
Net cash used in investing activities	(17,278)	(57,931)	(49,820)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	3,089	2,340	4,234
Payment for repurchase of common shares	(5)	(1,574)	(693)
Proceeds from borrowings	250	48,800	23,461
Repayments of borrowings	(2,858)	(28,798)	(38,488)
Principal payments on capital leases	(961)	(306)	(571)
Payment for IPO related expenses	—	—	(610)
Net cash provided by (used in) financing activities	(485)	20,462	(12,667)
Effect of exchange rate changes on cash and cash equivalents	(4)	46	106
Net increase (decrease) in cash and cash equivalents	10,240	(4,542)	(32,293)
Cash and cash equivalents at beginning of year	82,166	86,708	119,001
Cash and cash equivalents at end of year	$92,406	$82,166	$86,708

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest	$418	$342	$263
Cash paid for income taxes	$3,779	$4,879	$2,543

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$1,820	$8,509	$15,755
Property and equipment acquired under capital leases	$377	$1,916	$—
Issuance of common shares for the APM acquisition	$—	$—	$23,066
Reissuance of Treasury Stock	$255	$—	$—

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
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities and useful lives for property, plant and equipment and intangible assets.
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
Based on the Company's evaluation of the above factors and judgments, no VIEs were identified as of June 30, 2013 and 2012. Prior to the APM acquisition in December 2010, the Company held 43.0% equity interest in APM which was identified as a VIE. However, the Company was not considered as the primary beneficiary and hence not required to consolidate the financial statements of APM. The equity interest in APM was accounted for using the equity method of accounting through the date of acquisition.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items and the costs incurred to make the assets ready for their intended use.
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 years
Manufacturing machinery and equipment	3 to 10 years
Equipment and tooling	5 years
Computer equipment and software	3 to 5 years
Office furniture and equipment	5 years
Leasehold improvements	2 to 15 years based on shorter of expected economic useful life or the lease term
Equipment and construction in progress represent equipment received but necessary installation has not been fully performed or leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to respective asset class when fully completed and ready for their intended use.
Internal use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs included employee costs incurred and fees paid to outside consultants for the software development and implementation. Internal developed computer software is amortized over its estimated useful life of five years starting from the date when it is ready for its intended use.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting which requires the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date. Under ASC 805, the Company recognizes contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value reflected in earnings, recognizes pre-acquisition loss and gain contingencies at their acquisition-date fair values (with certain exceptions), capitalizes in-process research and development assets, expenses acquisition-related transaction costs as incurred, and limits the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in earnings rather than as an adjustment to the cost of acquisition.
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
Product Warranty
The Company provides a standard one-year warranty for the products it sells. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. The Company monitors its product returns for warranty claims and maintains warranty reserves based on historical experiences and anticipated warranty claims known at the time of estimation.
Shipping and Handling Costs
Shipping and handling costs are included in cost of goods sold.
Research and Development
Research and development costs are expensed as incurred.

Provision for Income Taxes
Income tax expense or benefit is based on income or loss before taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.
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
The Company maintains an equity-settled, share-based compensation plan which grants share options and restricted share units (the "RSUs") to employees, directors and consultants. In May 2010, the Company adopted the Employee Share Purchase Plan (the "ESPP"). The fair value of RSUs is based on the fair value of the Company's common share on the date of grant. The fair values of stock options and common stock issued under the ESPP are determined at the date of grant using the Black-Scholes option valuation model.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments.
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
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong NEC Electronic Company Limited, or HHNEC, located in Shanghai, China. HHNEC has been manufacturing wafers for the Company since 2002. HHNEC manufactured 37.7% and 49.9% of the wafers used in the Company's products for the fiscal year ended June 30, 2013 and 2012, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHNEC, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, if the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely effected.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The new guidance requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments in this ASU are effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report, either on the face of the statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance in ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its consolidated financial statements.

2. Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding, plus potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of share options, ESPP shares and vesting of RSUs using the treasury stock method and contingent issuances of common shares related to convertible preferred shares, if dilutive. Under the treasury stock method, potential common shares outstanding is not included in the computation of diluted net income per share if their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(5,575)	$12,917	$37,827

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	25,348	24,656	23,495

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	25,348	24,656	23,495
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	950	1,494
Weighted average number of common shares used to compute diluted net income (loss) per share	25,348	25,606	24,989

Net income (loss) per share:
Basic	$(0.22)	$0.52	$1.61
Diluted	$(0.22)	$0.50	$1.51
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Employee stock options and RSUs	3,456	2,694	1,623
ESPP to purchase common shares	524	344	464
Total potential dilutive securities	3,980	3,038	2,087

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2013	2012	2011
Customer A	24.4%	24.0%	30.6%
Customer B	41.6%	40.9%	36.7%
Customer C	13.0%	13.9%	11.5%

	June 30,
Percentage of accounts receivable	2013	2012
Customer A	33.8%	34.1%
Customer B	22.6%	23.6%
Customer C	19.9%	20.4%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2013	2012
	(in thousands)
Accounts receivable	$52,202	$55,858
Less: Allowance for price adjustments	(13,152)	(16,256)
Less: Allowance for doubtful accounts	(752)	(752)
Accounts receivable, net	$38,298	$38,850
Inventories

	June 30,
	2013	2012
	(in thousands)
Raw materials	$17,248	$27,856
Work in-process	38,618	28,188
Finished goods	12,473	9,734
	$68,339	$65,778
Property, plant and equipment

	June 30,
	2013	2012
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,077
Manufacturing machinery and equipment	156,958	152,307
Equipment and tooling	10,356	9,910
Computer equipment and software	16,140	14,912
Office furniture and equipment	1,559	1,630
Leasehold improvements	24,068	22,463
	218,137	210,249
Less accumulated depreciation	(87,180)	(63,114)
	130,957	147,135
Equipment and construction in progress	7,154	11,408
Property, plant and equipment, net	$138,111	$158,543
Total depreciation expense, including those related to capital leases, was $28,828,000, $24,692,000 and $16,261,000 for fiscal year 2013, 2012 and 2011, respectively.
The gross amount of computer software recorded under capital leases was $3,893,000 and $3,516,000 and the related accumulated depreciation was $2,558,000 and $1,600,000, respectively, at June 30, 2013 and 2012.

The Company capitalized $312,000 and $ 588,000 of software development costs for fiscal year 2013 and 2012, respectively, and an immaterial amount for fiscal year 2011. Amortization of capitalized software development costs was $854,000, $885,000 and $816,000 for fiscal year 2013, 2012 and 2011, respectively. Unamortized capitalized software development costs at June 30, 2013 and 2012 were $635,000 and $1,178,000, respectively.

Impairment of long-lived assets and goodwill

During the fiscal year ended June 30, 2013, in light of the unfavorable market conditions particularly relating to the accelerated decline of the personal computing (PC) markets, the Company conducted an in-depth analysis of its strategic plan. In its review, the Company reconsidered the key assumptions in its overall strategic business and manufacturing capacity plans in light of the continued declines in the PC market. As a result, the Company revised its PC related revenue and volume outlook as well as manufacturing capacity requirements. These material changes in the Company's outlook and plans, which the Company was able to determine in the third quarter of fiscal 2013, triggered an impairment review of its long-lived assets.

The Company determined that the related estimated undiscounted cash flows were not sufficient to recover the carrying value of certain manufacturing machinery and equipment primarily for the packaging of its PC related products. The average remaining useful life of those impaired assets was approximately two years. The Company estimated the fair values of those long-lived assets based on net realizable values of similar machinery and equipment recently transacted by third-party used-machine brokers and recorded an asset impairment charge of approximately $2.6 million to reduce the related carrying amount to its estimated fair value as of the third quarter ended March 31, 2013.

During the third quarter of fiscal year 2013, the Company evaluated its amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeds the carrying value of the intangible assets and no impairment charge was recorded. During the same period, the Company also evaluated its goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded. The Company re-evaluated its long-lived assets, intangible assets and goodwill for impairment as part of its annual impairment test during the fourth quarter and determined that there was no indication of impairment.

Intangible assets

	June 30,
	2013	2012
	(in thousands)
Patents and exclusive technology rights	$1,248	$1,566
Trade name	250	250
Customer relationships	1,150	1,150
	2,648	2,966
Less accumulated amortization	(2,152)	(1,938)
Intangible assets, net	$496	$1,028
The gross amount of the exclusive technology rights recorded under capital lease was $1,248,000 and $1,566,000 and the related accumulated amortization was $1,194,000 and $1,351,000, respectively, at June 30, 2013 and 2012.
Amortization expense for intangible assets, including those related to capital lease, was $532,000, $571,000 and $417,000 for the years ended June 30, 2013, 2012 and 2011, respectively.
Future minimum amortization expense of intangible assets is as follows:

Year ending June 30,	(in thousands)
2014	$365
2015	131
$496

Goodwill

The changes in the carrying value of goodwill is as follows (in thousands):

(in thousands)
Balance at June 30, 2011	$—
Addition: Oregon Fab acquisition	269
Balance at June 30, 2012	269
Addition:	—
Balance at June 30, 2013	$269
Other long-term assets

	June 30,
	2013	2012
	(in thousands)
Prepayments for property and equipment	$77	$1,632
Investment in a privately held company	100	100
Deferred debt issuance cost	91	204
Office leases deposits	499	539
	$767	$2,475
Accrued liabilities

	June 30,
	2013	2012
	(in thousands)
Accrued salaries and wages	$3,079	$3,418
Accrued vacation	2,078	2,232
Accrued bonuses	880	4,258
Warranty accrual	1,428	1,556
Stock rotation accrual	1,572	2,032
Accrued professional fees	918	687
ESPP payable	353	313
Customer deposits	123	179
Other accrued expenses	4,140	6,351
	$14,571	$21,026
The activities in warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Beginning balance	$1,556	$664	$1,275
Addition	1,399	1,617	186
Utilization	(1,527)	(725)	(797)
Ending balance	$1,428	$1,556	$664
The activities in stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Beginning balance	$2,032	$1,880	$513
Addition	5,751	5,166	5,520
Utilization	(6,211)	(5,014)	(4,153)
Ending balance	$1,572	$2,032	$1,880
Deferred margin
Deferred margin consists of the following:

	June 30,
	2013	2012
	(in thousands)
Deferred revenue	$957	$558
Deferred costs	(335)	(192)
Deferred margin	$622	$366
Capital leases
Capital lease liabilities include the following:

	June 30,
	2013	2012
	(in thousands)
Computer software	$1,346	$1,916
Exclusive technology rights	116	130
	1,462	2,046
Less current portion	(1,267)	(961)
Capital leases - long-term portion	$195	$1,085
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2013 are as follows:

Year ending June 30,	(in thousands)
2014	$1,318
2015	123
2016	25
2017	25
2018	25
Thereafter	25
Total minimum lease payments	1,541
Less amount representing interest	(79)
Total capital lease liabilities	$1,462

5. Acquisitions

Wafer Fabrication Facility

On October 1, 2010, in connection with a Foundry Service Agreement entered into with IDT, the Company entered into an Option Agreement with IDT and paid $5,000,000 deposit for the exclusive right to purchase certain assets associated with a wafer fabrication facility of IDT. The $5,000,000 deposit would be applied to the purchase price upon exercise of such option. On January 31, 2012, the Company completed the acquisition of certain assets, including land, building, machinery and equipment and inventories, associated with this wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab") from IDT, for a purchase price of $26,330,000 in cash plus certain assumed liabilities of $512,000, and the Company applied the $5,000,000 cash deposit to the purchase price.

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statement of income from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded in general and administrative expenses in the Company's consolidated statement of operation for fiscal year 2012.

The allocation of the total purchase consideration of $26,330,000 based on the estimated fair values as of the acquisition date, is summarized in the following table (in thousands):

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

The Company considered the additional pro forma revenue and earnings disclosure as not practical given the assets acquired had been and will continue to be used primarily as a captive fabrication facility. Due to the lack of independently substantiated standalone historical financial statements of the acquired assets, retrospective application requires significant estimates of their related revenues, costs and expenses for the pro forma financial information disclosure. It is impossible to distinguish objectively information about those estimates that would provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application or would have been available when the financial statements for that prior period were issued. Furthermore, the wafers produced by the Oregon fab for the Company are different from those of IDT and the Company does not intend to continue to produce such wafers. Therefore, the retroactive proforma financial information, if available, would not have provided meaningful information for investors.

Acquisition of Agape Package Manufacturing Ltd. ("APM")
On December 3, 2010, the Company completed the acquisition of APM by acquiring the remaining 57.0% of issued and outstanding shares of APM that were not already owned by the Company. As a result of the acquisition, APM became a wholly-owned subsidiary which strengthened the Company's packaging development capability and enhanced its delivery performance. Prior to the APM acquisition, the Company held a 40.3% equity interest in APM through September 2010. In October 2010, the Company made an additional equity investment of $1,831,000 and increased its equity interest in APM to 43.0%. The total consideration for the APM acquisition of the remaining 57.0% equity interest was $40,045,000, comprising of $16,979,000 in cash and 1,766,159 shares of common stock at $13.06 per share as the Company's closing price on December 3, 2010.

The acquisition was accounted for as a business combination and the financial results of operations of APM were included in the Company's consolidated statements of operations from the date of acquisition. The Company's revenue for the fiscal year ended June 30, 2011 included $14,508,000 of revenue generated by APM in providing packaging and testing services to third parties subsequent to the acquisition. In connection with the acquisition, the Company incurred acquisition related costs of $360,000 which were included in, general and administrative expenses in the consolidated statement of operations for the fiscal year ended June 30, 2011. As a result of the acquisition, the Company recognized a gain of $837,000 representing the excess of the fair value of the 43.0% equity interest in APM over the related carrying value of $29,668,000 at the acquisition date.
The identifiable assets acquired and liabilities assumed were measured at their acquisition date fair values. Goodwill represents the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. No goodwill was recorded from the APM Acquisition.
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
The fair values of the acquired trade name of $250,000 and the customer relationship of $1,150,000 were determined based on the income approach and multi-period excess earnings method. The Company is amortizing the trade name and customer relationships on a straight line basis over the estimated useful lives of 3 years and 4 years, respectively.
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

Unaudited Supplemental Pro Forma Information
The unaudited pro forma financial results combined the historical results of operations of APM with those of the Company as if the acquisition had been completed as of July 1, 2010. The pro forma weighted average common shares outstanding used to calculate the pro forma net income per share was calculated under the assumption that the common shares issued in connection with the acquisition were outstanding as of July 1, 2010.

Year Ended June 30,
2011
(in thousands, except per share data)
Revenue	$372,000
Net income	$39,398
Pro forma net income per share:
Basic	$1.61
Diluted	$1.52
The unaudited pro forma financial results were prepared by applying the Company's accounting policies including eliminating APM's inter-company revenue and associated cost of goods sold, and adjusting the results of operations of APM to reflect the additional cost of goods sold, amortization and depreciation expenses that would have been incurred assuming the acquisition date fair value adjustments to inventory, fixed assets and intangible assets occurred on July 1, 2010 for the year ended June 30, 2011.
The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of APM had taken place at the beginning of the period presented, nor is it indicative of the future results of the combined company.

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
The following table summarizes the Company's investment in APM prior to the APM Acquisition:

June 30, 2011
(in thousands)
Beginning balance	$26,069
Income on equity investment in APM	1,768
Additional investment in APM	1,831
Acquisition of APM	(29,668)
Ending balance	$—

Purchase of Services and Used Equipment
Prior to the APM acquisition, the Company was a major customer of APM and purchased semiconductor packaging and testing services from APM during its ordinary course of business.
The activities of the accounts payable to APM during fiscal year 2011 are as follows:

June 30, 2011
(in thousands)
Beginning balance	$10,100
Purchase of semiconductor packaging and testing services from APM	29,186
Payments made to APM	(27,909)
Acquisition of APM	(11,377)

Ending balance	$—
The carrying amounts of payables to APM approximated their fair values due to their short maturity term.

7. Debt

On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired. As of June 30, 2013, the outstanding balance of the term loan and the equipment credit line was $17.1 million and $0 million, respectively. Of the $17.1 million term loan, $3.6 million was included as short-term debt as of June 30, 2013 .

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of June 30, 2013, the Company was in compliance with these covenants.

Payment obligations of the Company's term loan as of June 30, 2013 are as follow:

Year ending June 30,	(in thousands)
2014	$3,571
2015	13,571
2016	—
2017	—
2018	—
Thereafter	—
Total	$17,142

As of June 30, 2013, two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.5 million based on the currency exchange rate as of June 30, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and was indexed to the published LIBOR per annum. These lines will expire in September 2013. As of June 30, 2013 , there was no outstanding balance for these lines of credit.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met. As of June 30, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $262,000.
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

8. Shareholders' Equity
Common Shares

The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2013.
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
During fiscal year 2013, 2012 and 2011, the Company repurchased an aggregate of 600, 191,170 and 50,000 shares from the open market for a total cost of approximately $5,000, $1,574,000 and $693,000, at an average price of $7.49, $8.23 and $13.86 per share, respectively.
As of June 30, 2013, the Company repurchased an aggregate of 241,770 shares for a total cost of $2,272,000, at an average price of $9.40 per share since inception of the program. No repurchased shares have been retired. Of the 241,770 repurchased shares, 15,800 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $4.11 per share for option exercises and vested restricted stock units ("RSU").
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's initial public offering, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2013 and 2012, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

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
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, nonstatutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the Plan shall automatically increase in January each calendar year during the term of the Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 750,000 , 737,609 and 729,243 shares for the year ended June 30, 2013, 2012 and 2011, respectively.

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

Under the 2009 Plan, incentive share options and restricted stock units ("RSU") are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and RSUs generally vest over a four-year to five-year period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant.
A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

		Weighted	Weighted
		Average	Average Grant
	Number of	Exercise Price	Date Fair Value	Aggregate
	Shares	Per Share	Per Share	Intrinsic Value

Outstanding at June 30, 2010	4,733,133	$8.70
Granted	422,500	12.82	$6.73
Exercised	(585,941)	4.45		$4,759,630
Canceled or forfeited	(107,817)	12.50

Outstanding at June 30, 2011	4,461,875	9.56
Granted	357,000	9.84	$5.04
Exercised	(351,291)	2.91		$2,239,691
Canceled or forfeited	(252,932)	11.83

Outstanding at June 30, 2012	4,214,652	10.00
Granted	214,400	8.40	$4.30
Exercised	(398,103)	3.68		$1,961,496
Canceled or forfeited	(437,095)	12.99

Outstanding at June 30, 2013	3,593,854	$10.24		$3,144,506

Information with respect to stock options outstanding and exercisable as of June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.80 - $2.00	388,205	1.28	$1.25	388,205	$1.25
$4.00 - $7.60	423,393	3.80	6.08	419,143	6.06
$7.97 - $8.60	486,212	6.44	8.48	259,727	8.56
$9.19 - $9.90	508,426	7.52	9.72	279,172	9.60
$10.22 - $11.40	363,768	4.83	10.92	330,670	10.97
$12.06 - $12.91	285,000	7.65	12.61	148,691	12.53
$13.00 - $13.00	548,850	4.61	13.00	548,683	13.00
$13.83 - $15.00	172,500	7.15	14.36	96,623	14.44
$17.90 - $17.90	20,000	6.84	17.90	12,332	17.90
$18.00 - $18.00	397,500	6.83	18.00	265,491	18.00
$0.80 - $18.00	3,593,854	5.46	$10.24	2,748,737	$9.8

Option vested and expected to vest	3,528,814	5.40	$10.22

The aggregate intrinsic value for options outstanding at June 30, 2013 in the table above is based on the Company’s common stock closing price of $7.64 on June 30, 2013, which would have been received by the option holders had all option holders exercised their in the money options as of that date.
The aggregate intrinsic value of options vested and expected to vest was $3,144,502 as of June 30, 2013. The options expected to vest are estimated by applying the pre-vesting forfeiture rate assumption to the total outstanding options.

The aggregate intrinsic value of options exercisable as of June 30, 2013 was $3,144,336. The weighted average remaining contractual term of options exercisable at June 30, 2013 was approximately 4.6 years.

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the years ended June 30, 2013, 2012 and 2011 with the following weighted-average assumptions:

Year Ended June 30,
	2013	2012	2011
Volatility rate	48.92% - 49.37%	48.54% - 49.32%	48.31% - 49.09%
Risk-free interest rate	0.70% - 1.04%	0.88% - 1.11%	1.48% - 2.40%
Expected option life	5.5 years	5.5 years	5.5 years
Dividend yield	—%	—%	—%

Restricted Stock Units ("RSU)
The following table summarizes the Company's RSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2010	—	$—
Granted	227,500	12.38
Vested	—	—
Forfeited	(14,200)	12.19

Nonvested at June 30, 2011	213,300	12.39	2.46	$2,826,225
Granted	343,398	9.55
Vested	(43,160)	12.14
Forfeited	(64,160)	11.79
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	265,665	8.62
Vested	(104,440)	10.17
Forfeited	(61,050)	10.67
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
The total fair value of restricted stock awards vested, as measured on the date of vesting was $864,000, 524,000 and $0 for the years ended June 30, 2013, 2012 and 2011, respectively.
Employee Share Purchase Plan
The Employee Share Purchase Plan (“Purchase Plan” or “ESPP”) was established in May 2010 upon the completion of the Company's IPO. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, with new offering periods, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day of the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period.
The Company has initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 190,474, 184,402 and 182,311 shares for the year ended June 30, 2013, 2012 and 2011, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2013	2012
Volatility rate	50%	50%
Risk-free interest rate	0.1% - 0.3%	0.2% - 0.3%
Expected term	1.3 years	1.3 years
Dividend yield	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2013, 2012 and 2011 was $3.13, $3.61 and $5.01 per share, respectively.

Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Cost of goods sold	$700	$532	$629
Research and development	1,402	1,361	1,716
Selling, general and administrative	2,717	3,529	3,829

	$4,819	$5,422	$6,174
Total unrecognized stock-based compensation expense as of June 30, 2013 and 2012 was $5,559,900 and $7,118,000, respectively, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.45 years and 1.66 years, respectively.

10. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the USA. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2013 and 2012.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The contribution rates for retirement are 7.7%, 13.0% to 22.0% and 6.0% for the USA, China and Taiwan, respectively. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

11. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2013	2012	2011
		(in thousands)
U.S. federal taxes:
Current	$(588)	$171	$106
Deferred	1,050	436	(94)
Non-U.S. taxes:
Current	3,258	4,744	2,487
Deferred	253	(1,870)	172
State taxes, net of federal benefit:
Current	11	8	4
Deferred	17	92	(66)

Total provision for income taxes	$4,001	$3,581	$2,609
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2013	2012	2011
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(1.8)	0.6	(0.2)
Foreign taxes, net	(332.5)	(11.6)	(25.4)
Research and development credit	52.5	(1.5)	(1.9)
Non-deductible expenses	(2.0)	0.2	—
Other	(4.4)	—	—
	(254.2)%	21.7%	6.5%
The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2013	2012	2011
		(in thousands)
U.S. operations	$4,436	$2,783	$2,329
Non-U.S. operations	(6,010)	13,715	38,107
Income (loss) before income taxes	$(1,574)	$16,498	$40,436

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,586	$2,524
Net operating loss carryforwards	1,618	106
Depreciation	11,291	10,302
Tax credits	4,405	2,934
Accruals and reserves	423	507
Total deferred tax assets	19,323	16,373
Valuation allowance	(2,127)	(1,690)
Total deferred tax assets, net of valuation allowance	17,196	14,683
Deferred Tax Liabilities:
Depreciation and amortization	(5,048)	(2,340)
Accruals and reserves	(908)	(80)
Total deferred tax liabilities	(5,956)	(2,420)
Net Deferred Tax Assets	$11,240	$12,263
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2013	2012
	(in thousands)
Current deferred tax assets	$3,030	$2,789
Long-term deferred tax assets	10,823	10,061
Long-term deferred tax liabilities	(2,613)	(587)

Net deferred tax assets	$11,240	$12,263
At June 30, 2013 and 2012, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2013, the Company had federal net operating loss carryforwards of approximately $4,451,000 and tax credit carryforwards of approximately $2,277,000. The federal net operating loss expires in 2032 and the federal tax credits begin to expire in 2024, if not utilized. At June 30, 2013, the Company had state net operating loss carryforwards of approximately $1,794,000 and tax credit carryforwards of approximately $3,223,000.  The state net operating losses expire in 2022, if not utilized.  The state tax credits carryforward indefinitely.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2013, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $34,242,000. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2013, the Company had approximately $7,668,000 in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2010 to June 30, 2013 is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$7,106	$6,437	$8,296
Additions based on tax positions related to the current year	740	490	496
Additions (reductions) based on tax positions related to prior years	1	183	(2,308)
Reductions due to lapse of applicable statute of limitations	(179)	(4)	(47)

Balance at end of year	$7,668	$7,106	$6,437
At June 30, 2013, the total unrecognized tax benefits of $7,668,000 included $4,546,000 of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $3,122,000 of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2013.
The total unrecognized tax benefits of $7,668,000 at June 30, 2013 included $5,858,000 that, if recognized, would reduce the effective income tax rate in future periods. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2013 was $563,000, of which $110,000 was recognized in the year ended June 30, 2013. The amount of interest and penalties accrued at June 30, 2012 was $453,000, of which $83,000 was recognized in the year ended June 30, 2012.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2013 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2013 remain open to examination by foreign tax authorities.
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Hong Kong	$270,063	$264,019	$326,039
China	56,708	65,272	19,584
South Korea	5,781	7,883	9,869
United States	1,522	1,511	2,003
Other countries	3,362	3,606	3,813
	$337,436	$342,291	$361,308
The following is a summary of revenue by product type:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Power discrete	$265,150	$267,059	$284,094
Power IC	52,841	53,396	62,706
Packaging and testing services	19,445	21,836	14,508
	$337,436	$342,291	$361,308

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	June 30,
	2013	2012
	(in thousands)
United States	$43,946	$46,730
China	93,663	111,432
Other countries	502	381
	$138,111	$158,543

13. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2013 and 2012, such restricted portion amounted to approximately $85,878,000 and $83,278,000, or 30.5% and 29.8%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

14. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2022. Rent expense related to the Company's operating leases was $3,300,000, $3,192,000 and $2,364,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2013 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2014	$3,462
2015	2,733
2016	2,101
2017	1,703
2018	1,676
Thereafter	4,420
$16,095
Purchase commitments
As of June 30, 2013 and 2012, the Company had approximately $25,826,000 and $43,274,000, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2013 and 2012, the Company had approximately $443,000 and $2,618,000, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at June 30, 2013 and 2012.
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

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,143	$20,599
Accounts receivable - Intercompany	52,335	36,621
Other current assets	193	38
Total current assets	59,671	57,258
Property, plant and equipments, net	1,270	—
Other long-term assets	100	100
Investment in subsidiaries	221,644	222,524
Total assets	$282,685	$279,882

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$858	$489
Capital leases	281	—
Total current liabilities	1,139	489
Capital leases - long term	95	—
Total liabilities	1,234	489
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2013 and 2012	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,882 shares and 25,656 shares at June 30, 2013 and 25,167 shares and 24,938 shares at June 30, 2012	51	50
Treasury shares at cost; 226 shares at June 30, 2013 and 229 shares at June 30, 2012	(2,054)	(2,104)
Additional paid-in capital	168,352	160,602
Accumulated other comprehensive income	957	972
Retained earnings	114,145	119,873
Total shareholders’ equity	281,451	279,393
Total liabilities and shareholders’ equity	$282,685	$279,882

The accompanying notes are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Revenue	$3,228	$—	$—
Cost of revenue	—	—	—
Gross profit	3,228	—	—

Operating expenses:
Selling, general and administrative	3,271	3,247	5,110
Total operating expenses	3,271	3,247	5,110
Operating loss	(43)	(3,247)	(5,110)

Interest income	13	19	75
Income on equity investment in APM	—	—	1,768
Gain on equity interest in APM	—	—	837
Income (loss) on equity investment in subsidiaries	(5,545)	16,145	40,257
Net income (loss)	$(5,575)	$12,917	$37,827
The accompanying notes are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(5,575)	$12,917	$37,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	103	—	—
Share-based compensation expense	137	114	210
Equity in net (income) loss of subsidiaries	5,545	(16,145)	(40,257)
Equity share of net income of APM	—	—	(1,768)
Gain on acquisition of equity investment	—	—	(837)
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	(15,968)	(10,777)	1,641
Other current assets	(155)	(6)	249
Accounts payable and accrued liabilities	295	(320)	499
Net cash used in operating activities	(15,618)	(14,217)	(2,436)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(16,979)
Prepayment for acquisition of wafer fabrication assets	—	—	(5,000)
Purchase of property and equipment	(922)	—	—
Intercompany loan repayment (receivable)	—	4,500	(4,500)
Additional investment in APM before the APM acquisition	—	—	(1,831)
Investment in a privately held company	—	(100)	—
Net cash provided by (used in) investing activities	(922)	4,400	(28,310)

Cash flows from financing activities
Net proceeds from (payments of issuance costs for) the IPO	—	—	(610)
Proceeds from exercise of stock options and ESPP	3,089	2,340	4,234
Payment for repurchase of common shares	(5)	(1,574)	(693)
Net cash provided by financing activities	3,084	766	2,931

Net increase (decrease) in cash and cash equivalents	(13,456)	(9,051)	(27,815)
Cash and cash equivalents at beginning of year	20,599	29,650	57,465
Cash and cash equivalents at end of year	$7,143	$20,599	$29,650

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
The parent company records its investment in subsidiaries under the equity method of accounting. Such investment is presented on the balance sheet as "Investment in subsidiaries" and the subsidiaries' net income (loss) are recognized based on the effective shareholding percentage as income on equity investment in subsidiaries on the statement of operations. Intercompany balances and transactions have not been eliminated. The revenue recorded represents intercompany administrative service fees charged by the parent company starting in fiscal year 2013.
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
3. Commitments and contingencies
There is no significant commitments and contingencies as at June 30, 2013 and 2012. For a discussion of the Company’s commitments and contingencies, see Note 14 of the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
	(in thousands)
June 30, 2010	$30	$8,451	$1,233
Additions	—	83,110	462
Reductions	—	(72,326)	(250)

June 30, 2011	30	19,235	1,445
Additions	853	93,979	322
Reductions	(131)	(96,958)	(77)

June 30, 2012	752	16,256	1,690
Additions	—	79,972	437
Reductions	—	(83,076)	—
June 30, 2013	$752	$13,152	$2,127

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 30, 2013

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 30, 2013
Mike F. Chang	(Principal Executive Officer)

/s/ MARY L. DOTZ	Chief Financial Officer and Corporate Secretary	August 30, 2013
Mary L. Dotz	(Principal Financial Officer)

/s/ YIFAN LIANG	Chief Accounting Officer and Assistant Corporate Secretary	August 30, 2013
Yifan Liang	(Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 30, 2013
Yueh-Se Ho, Ph.D.

/s/ CHUNG TE CHANG	Director	August 30, 2013
Chung Te Chang

/s/ HOWARD M. BAILEY	Director	August 30, 2013
Howard M. Bailey

/s/ THOMAS W. STEIPP	Director	August 30, 2013
Thomas W. Steipp

/s/ RICHARD W. SEVCIK	Director	August 30, 2013
Richard W. Sevcik

/s/ KING OWYANG	Director	August 30, 2013
King Owyang

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Form of Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
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
10.16
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.17††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.18††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K filed with the Commission on September 9, 2011)

10.19††
Settlement and Cross License Agreement dated as of October 17, 2008 among the Registrant, Alpha and Omega Semiconductor Incorporated and Alpha and Omega Semiconductor Limited, Fairchild Semiconductor Corporation, and Fairchild Semiconductor International, Inc. (incorporated by reference to Exhibit 10.12 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.20
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.21
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.23
Form of Employment Agreement between the Registrant and Mike F. Chang (incorporated by reference to Exhibit 10.13 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.24	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.25	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.26	Summary of 2011 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 from Annual Report Form 10-K filed with the Commission on September 9, 2011)
10.27	Summary of Fiscal Year 2013 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 from Annual Report Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.28
Asset Purchase Agreement dated as of December 14, 2011 between Alpha & Omega Semiconductor Limited, Jireh Semiconductor Limited and Integrated Device Technology, Inc. (incorporated by reference to Exhibit 10.1 from 8-K filed with the Commission on December 14, 2011)

10.29
Offer Letter to Mary L. Dotz dated as of February 15, 2012 (incorporated by reference to Exhibit 10.33 from Annual Report Form 10-K K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.30
Third Addendum to Foundry Service Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report Form 10-K K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.31	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report Form 10-K K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.32	Summary of Amended Fiscal Year 2013 Executive Incentive (incorporated by reference to Exhibit 10.31 from Quarterly Report Form 10-Q K (File No.: 001-34717) filed with the Commission on May 6, 2013)
10.33*	Special Bonus Letter to Mary L. Dotz dated as of May 15, 2013
10.34*	Summary of Fiscal Year 2014 Executive Incentive Plan
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of Registrant
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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