Form 10-Q
period 2013-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2013-11-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2013: 25,706,052.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$95,995	$92,406
Restricted cash	245	204
Accounts receivable, net	40,949	38,298
Inventories	68,422	68,339
Deferred income tax assets	1,598	3,030
Other current assets	4,042	3,578
Total current assets	211,251	205,855
Property, plant and equipment, net	132,978	138,111
Intangible assets, net	392	496
Goodwill	269	269
Deferred income tax assets	10,685	10,823
Other long-term assets	844	767
Total assets	$356,419	$356,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,107	$3,821
Accounts payable	32,789	31,738
Accrued liabilities	15,518	14,571
Income taxes payable	1,215	1,472
Deferred margin	625	622
Capital leases	934	1,267
Total current liabilities	54,188	53,491
Long-term debt	12,857	13,571
Income taxes payable - long term	3,498	3,692
Deferred income tax liabilities	1,421	2,613
Capital leases - long term	195	195
Deferred rent	1,268	1,308
Total liabilities	73,427	74,870
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at September 30, 2013 and June 30, 2013	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 25,924 shares and 25,698 shares at September 30, 2013 and 25,882 shares and 25,656 shares at June 30, 2013	52	51
Treasury shares at cost; 226 shares at September 30, 2013 and June 30, 2013	(2,050)	(2,054)
Additional paid-in capital	169,531	168,352
Accumulated other comprehensive income	1,011	957
Retained earnings	114,448	114,145
Total shareholders’ equity	282,992	281,451
Total liabilities and shareholders’ equity	$356,419	$356,321
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2013	2012
Revenue	$84,121	$95,761
Cost of goods sold	66,970	70,228
Gross profit	17,151	25,533
Operating expenses
Research and development	6,847	6,933
Selling, general and administrative	8,940	8,781
Total operating expenses	15,787	15,714
Operating income	1,364	9,819
Interest income	24	17
Interest expense	(79)	(82)
Income before income taxes	1,309	9,754
Income tax expense	1,002	1,812
Net income	$307	$7,942
Net income per share
Basic	$0.01	$0.32
Diluted	$0.01	$0.31
Weighted average number of common shares used to compute net income per share
Basic	25,684	25,038
Diluted	26,309	25,884

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2013	2012
Net income	$307	$7,942
Other comprehensive income, net of tax
Foreign currency translation adjustment	54	30
Total comprehensive income	$361	$7,972

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$307	$7,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,927	7,180
Amortization	103	143
Share-based compensation expense	1,209	1,441
Deferred income taxes, net	378	318
(Gain) loss on disposal of property and equipment	(74)	51
Changes in working capital:
Accounts receivable	(2,651)	9,472
Inventories	(83)	(5,278)
Other current and long-term assets	(541)	2,784
Accounts payable	712	1,469
Income taxes payable	(451)	455
Accrued and other liabilities	904	(2,367)
Net cash provided by operating activities	6,740	23,610
Cash flows from investing activities
Purchases of property and equipment	(1,578)	(10,243)
Proceeds from sale of property and equipment	194	—
Restricted cash placed	(42)	(3)
Net cash used in investing activities	(1,426)	(10,246)
Cash flows from financing activities
Proceeds from exercise of stock options	23	376
Proceeds from borrowings	—	250
Repayments of borrowings	(1,429)	(715)
Principal payments on capital leases	(333)	(250)
Net cash used in financing activities	(1,739)	(339)
Effect of exchange rate changes on cash and cash equivalents	14	7
Net increase in cash and cash equivalents	3,589	13,032
Cash and cash equivalents at beginning of period	92,406	82,166
Cash and cash equivalents at end of period	$95,995	$95,198

Supplemental disclosures of non-cash investing information:
Property and equipment purchased but not yet paid	$2,157	$3,963

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending June 30, 2014. The condensed consolidated balance sheet at June 30, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, share-based compensation, variable interest entities, and useful lives for property, plant and equipment and intangible assets.
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

Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income consists of cumulative foreign currency translation adjustments. Total comprehensive income is presented in the condensed consolidated statements of comprehensive income.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's condensed consolidated financial statements.

2. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$307	$7,942

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,684	25,038
Diluted:
Weighted average number of common shares used to compute basic net income per share	25,684	25,038
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	625	846
Weighted average number of common shares used to compute diluted net income per share	26,309	25,884
Net income per share:
Basic	$0.01	$0.32
Diluted	$0.01	$0.31
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Employee stock options and RSUs	2,783	2,694
ESPP to purchase common shares	307	316
Total potential dilutive securities	3,090	3,010

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
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit requirements, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company considers its financial assets to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of accounts receivable in the past. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, when available.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2013	2012
Customer A	20.6%	23.6%
Customer B	44.3%	41.5%
Customer C	11.8%	13.7%

	September 30, 2013	June 30, 2013
Percentage of accounts receivable
Customer A	20.5%	33.8%
Customer B	37.8%	22.6%
Customer C	17.9%	19.9%

4. Balance Sheet Components
Accounts receivable:

	September 30, 2013	June 30, 2013
	(in thousands)
Accounts receivable	$54,545	$52,202
Less: Allowance for price adjustments	(13,566)	(13,152)
Less: Allowance for doubtful accounts	(30)	(752)
Accounts receivable, net	$40,949	$38,298

Inventories:

	September 30, 2013	June 30, 2013
	(in thousands)
Raw materials	$20,224	$17,248
Work in-process	38,230	38,618
Finished goods	9,968	12,473
	$68,422	$68,339

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment:

	September 30, 2013	June 30, 2013
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,106
Manufacturing machinery and equipment	157,963	156,958
Equipment and tooling	10,387	10,356
Computer equipment and software	16,369	16,140
Office furniture and equipment	1,566	1,559
Leasehold improvements	24,224	24,068
	219,565	218,137
Less accumulated depreciation	(94,121)	(87,180)
	125,444	130,957
Equipment and construction in progress	7,534	7,154
Property, plant and equipment, net	$132,978	$138,111
Other long term assets:

	September 30, 2013	June 30, 2013
	(in thousands)
Prepayments for property and equipment	$265	$77
Investment in a privately held company	100	100
Deferred debt issuance cost	67	91
Office leases deposits	412	499
	$844	$767
Accrued liabilities:

	September 30, 2013	June 30, 2013
	(in thousands)
Accrued salaries and wages	$2,979	$3,079
Accrued vacation	2,315	2,078
Accrued bonuses	902	880
Warranty accrual	1,361	1,428
Stock rotation accrual	1,597	1,572
Accrued professional fees	786	918
ESPP payable	891	353
Customer deposits	108	123
Other accrued expenses	4,579	4,140
	$15,518	$14,571

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, is as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance	$1,428	$1,556
Additions	285	118
Utilization	(352)	(113)
Ending balance	$1,361	$1,561
The activities in the stock rotation accrual, included in accrued liabilities, is as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance	$1,572	$2,032
Additions	1,346	1,618
Utilization	(1,321)	(1,872)
Ending balance	$1,597	$1,778

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of September 30, 2013, the outstanding balance of the term loan was $15.7 million. Of the $15.7 million term loan, $2.9 million was included as short-term debt as of September 30, 2013.

The obligations under the term loan are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2013, the Company was in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.5 million based on the currency exchange rate as of September 30, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and was indexed to the published LIBOR per annum. The Company did not renew these two lines of credit which expired in September 2013. As of September 30, 2013, there was no outstanding balance under these two revolving lines of credit.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met and it is more likely than not that the Company will meet those hiring

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

targets. As of September 30, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $265,500.

6. Shareholders' Equity and Share-based Compensation
Share Repurchase
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
During the three months ended September 30, 2013, the Company did not repurchase any shares under the program. During the three months ended September 30, 2013, the Company reissued 250 shares, with weighted average repurchase cost of $13.82 per share, upon vesting of certain restricted stock units ("RSU").
As of September 30, 2013, the Company repurchased an aggregate of 241,770 shares for a total cost of $2.3 million, at an average repurchase price of $9.40 per share since inception of the program. Of the 241,770 repurchased shares, 16,050 shares with a weighted average repurchase price of $13.80 per share were reissued at an average price of $4.05 per share for option exercises and vested RSUs.
Stock Options
The following table summarizes the Company's stock option activities for the three months ended September 30, 2013:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2013	3,593,854	$10.24	$3,144,506
Granted	—	—
Exercised	(27,750)	0.83	195,606
Canceled or forfeited	(1,025)	4.66
Outstanding at September 30, 2013	3,565,079	$10.32	$3,569,027

Information with respect to stock options outstanding and exercisable at September 30, 2013 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,565,079	5.21	$10.32	2,794,573	$9.97
Options vested and expected to vest	3,514,239	5.17	$10.30
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	26,804	7.65
Vested	(20,847)	9.48
Forfeited	(23,050)	9.66
Nonvested at September 30, 2013	532,460	$9.40	1.69	$4,477,989
RSUs vested and expected to vest	481,109		1.62	$4,046,123
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.

Share-based Compensation Expense
The total share-based compensation expense related to stock options, Employee Share Purchase Plan and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Cost of goods sold	$196	$198
Research and development	295	393
Selling, general and administrative	718	850
	$1,209	$1,441
Total unrecognized stock-based compensation expense as of September 30, 2013 was $4.5 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.3 years.

7. Income Taxes

The Company recognized income tax expense of approximately $1.0 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively. The estimated effective tax rate was 76.5% and 18.6% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three months ended September 30, 2013 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2013 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2013 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2013, the gross amount of unrecognized tax benefits was approximately $7.6 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

8. Segment and Geographic Information
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
The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company's distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Hong Kong	$71,256	$74,627
China	10,892	17,629
South Korea	797	2,268
United States	473	343
Other countries	703	894
	$84,121	$95,761

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Power discrete	$65,145	$75,504
Power IC	13,612	14,531
Packaging and testing services	5,364	5,726
	$84,121	$95,761

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	September 30, 2013	June 30, 2013
	(in thousands)
China	$89,941	$93,663
United States	42,573	43,946
Other countries	464	502
	$132,978	$138,111

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2013 and June 30, 2013, the Company had approximately $18.9 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services; and approximately $1.9 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2013 and June 30, 2013.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange
Commission on August 30, 2013.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,300 products, and has grown rapidly with the introduction of over 195 new products during the fiscal year 2013, and over 240 and 190 new products in the fiscal years 2012 and 2011, respectively. During the three months ended September 30, 2013, we introduced an additional 57 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 351 patents and 201 patent applications in the United States as of September 30, 2013. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 45.2% and 53.4% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smartphones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above has led to a reduced level of capacity utilization at our manufacturing facilities in the past, including the quarter ended September 30, 2013.  If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.

Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our existing products will continue to decline in the future. However, as a normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, expanding existing products for new applications and new customers, and reducing the manufacturing cost of existing products.
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. Recently we have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets such as the telecommunications and industrial markets. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce products on a timely basis that meet customers' specifications and performance requirements and our inability to continue to expand our serviceable markets could adversely affect our financial performance, including loss of market share with customers.
In addition, our financial performance may decline if we experience significant product compatibility issues. We recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million during the third quarter of fiscal 2013, and approximately $5.7 million of which was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications.  While we have fully resolved this issue with the OEM, similar product compatibility issues may arise with other products or OEMs, and the solutions we implemented may not be fully effective in preventing future occurrences.
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
Operating expenses
Our operating expenses consist of research and development, selling, general and administrative expenses. We expect that our total operating expenses will generally increase over time due to our belief that our business will continue to grow. However, our operating expenses as a percentage of revenue may fluctuate from period to period.
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
Income tax expense
We are subject to income taxes in various jurisdictions. Significant judgment and estimates are required in determining our worldwide income tax expense. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations of different jurisdictions globally. We establish accruals for potential liabilities and contingencies based on a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits us to recognize a tax benefit measured at the largest amount of tax benefit that is more likely than not to be realized upon settlement with a taxing authority. If the actual tax outcome of such exposures is different from the amounts that were initially recorded, the differences will impact the income tax and deferred tax provisions in the period in which such determination is made. Changes in the location of taxable income (loss) could result in significant changes in our income tax expense.

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

Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2013 and 2012. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(% of revenue)
Revenue	$84,121	$95,761	100.0%	100.0%
Cost of goods sold	66,970	70,228	79.6%	73.3%
Gross profit	17,151	25,533	20.4%	26.7%
Operating expenses
Research and development	6,847	6,933	8.1%	7.2%
Selling, general and administrative	8,940	8,781	10.6%	9.2%
Total operating expenses	15,787	15,714	18.7%	16.4%
Operating income	1,364	9,819	1.7%	10.3%
Interest income	24	17	—%	—%
Interest expense	(79)	(82)	(0.1)%	(0.1)%
Income before income taxes	1,309	9,754	1.6%	10.2%
Income tax expense	1,002	1,812	1.2%	1.9%
Net income	$307	$7,942	0.4%	8.3%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(% of revenue)
Cost of goods sold	$196	$198	0.2%	0.2%
Research and development	295	393	0.4%	0.4%
Selling, general and administrative	718	850	0.9%	0.9%
Total	$1,209	$1,441	1.5%	1.5%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$65,145	$75,504	$(10,359)	(13.7)%
Power IC	13,612	14,531	(919)	(6.3)%
Packaging and testing services	5,364	5,726	(362)	(6.3)%
	$84,121	$95,761	$(11,640)	(12.2)%
Total revenue was $84.1 million for the three months ended September 30, 2013, a decrease of $11.6 million, or 12.2%, as compared to $95.8 million for the same period last year. The decrease was primarily due to the decrease in sales of $10.4 million, $0.9 million, and $0.4 million of power discrete, power IC products and packaging and testing services, respectively. The decrease in sales of power discrete and power IC products was mainly a result of a 4.0% decrease in unit shipments, and a 8.5% decline in average selling prices as compared to the same period of last year, mainly due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix as a result of reduced demand for our products related to PC applications. The decrease in revenue of packaging and testing services for the three months ended September 30, 2013 as compared to the same period last year was primarily due to reduced demand as result of the declining PC markets.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$66,970	$70,228	$(3,258)	(4.6)%
Percentage of revenue	79.6%	73.3%

Gross profit	$17,151	$25,533	$(8,382)	(32.8)%
Percentage of revenue	20.4%	26.7%

Cost of goods sold was $67.0 million for the three months ended September 30, 2013, a decrease of $3.3 million, or 4.6%, as compared to $70.2 million for the same period last year, primarily as a result of decreased unit shipments. The decrease was partially offset by the impact of reduced raw material pricing during the three months ended September 30, 2013. Gross margin decreased by 6.3% percentage points to 20.4% for the three months ended September 30, 2013 as compared to 26.7% for the same period of last year. The decrease in gross margin was primarily due to lower factory utilization as well as reduced average selling prices, mainly due to the continuing lower demand in the declining PC markets.

Research and development expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,847	$6,933	$(86)	(1.2)%
Research and development expenses were $6.8 million for the three months ended September 30, 2013, a decrease of $0.1 million, or 1.2%, as compared to $6.9 million for the same period last year. The decrease was primarily attributable to a $0.5 million decrease in product prototyping engineering expenses and a $0.1 million decrease in share-based compensation primarily due to less stock options and awards granted during the three months ended September 30, 2013, partially offset by a $0.5 million increase in employee compensation and benefits primarily due to increase in headcount and performance bonus. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$8,940	$8,781	$159	1.8%
Selling, general and administrative expenses were $8.9 million for the three months ended September 30, 2013, an increase of $0.2 million, or 1.8%, as compared to $8.8 million for the same period last year. The increase was primarily due to a $0.8 million increase in employee compensation and benefits as a result of reduced performance bonus during the same period last year and a $0.3 million increase in business tax primarily due to a business tax refund of a subsidiary in China during the same period of last year, partially offset by a $0.2 million decrease in depreciation and amortization expenses primarily due to less fixed assets acquired during current and prior quarters, a $0.4 million in recovery of doubtful account as a result of continued effort in collection from a service customer, a $0.3 million decrease in audit and tax fees due to reduced related consulting services as well as a $0.1 million decrease in share based compensation primarily due to less grants of share options and other equity awards during the three months ended September 30, 2013.

Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The increase in interest income during the three months ended September 30, 2013 as compared to the same period last year was primarily due to higher average interest rate.
Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three months ended September 30, 2013 was primarily due to a decrease in bank borrowings mainly related to the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab.
Income tax expense

	Three Months Ended September 30,
	2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,002	$1,812	$(810)	(44.7)%

We recognized income tax expense of approximately $1.0 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate was 76.5% and 18.6% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate for the three months ended September 30, 2013 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources

    Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of September 30, 2013, the outstanding balance of the term loan was $15.7 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2013, we were in compliance with these covenants.
Two of our subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.5 million based on the currency exchange rate as of September 30, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varied and was indexed to the published LIBOR per annum. These lines expired in September 2013. As of September 30, 2013, there was no outstanding balance under these two revolving lines of credit.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met and it is more likely than not that we will meet those hiring targets. As of September 30, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.
On October 22, 2010, our board of directors authorized a $25.0 million share repurchase program. Under this repurchase program we may, from time to time, repurchase shares from the open market or in privately negotiated transactions, subject to supervision and oversight by the board. During the three months ended September 30, 2013 and 2012, we did not repurchase any shares from the open market under the program. As of September 30, 2013, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.  As at September 30, 2013, of the 241,770 repurchased shares, 16,050 shares with a weighted average repurchase price of $13.80 per share, were reissued at an average price of $4.05 per share for option exercises and vested RSUs.

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

Cash and cash equivalents

As of September 30, 2013 and June 30, 2013, we had $96.0 million and $92.4 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$6,740	$23,610
Net cash used in investing activities	(1,426)	(10,246)
Net cash used in financing activities	(1,739)	(339)
Effect of exchange rate changes on cash and cash equivalents	14	7

Net increase in cash and cash equivalents	$3,589	$13,032

Cash flows from operating activities

Net cash provided by operating activities of $6.7 million for the three months ended September 30, 2013 resulted primarily from net income of $0.3 million, non-cash charges of $8.5 million and net change in working capital using net cash of $2.1 million. The non-cash charges of $8.5 million included (a) $7.0 million of depreciation and amortization expenses, (b) $1.2 million of share-based compensation expense and (c) $0.4 million of net deferred income taxes, partially offset by $0.1 million of gain on disposal of property and equipment during the quarter. The net change in working capital using net cash of $2.1 million was primarily due to a (i) $2.7 million increase in accounts receivable due to the timing of billings and collection of payments, (ii) $0.5 million increase in other current and long term assets primarily due to increase in advance payments to vendors, (iii) $0.5 million decrease in income taxes payable and (iv) $0.1 million increase in inventories as we built up our inventories to meet market demand, partially offset by (a) $0.7 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (b) $0.9 million increase in accrued and other liabilities primarily related to employee contributions to ESPP.

Net cash provided by operating activities of $23.6 million for the three months ended September 30, 2012 resulted primarily from net income of $7.9 million, non-cash charges of $9.1 million and net change in working capital providing net cash of $6.6 million. The non-cash charges of $9.1 million included $7.3 million of depreciation and amortization expenses, $1.4 million of share-based compensation expense, $0.3 million of net deferred income taxes and $0.1 million loss on disposal of property and equipment. The net change in working capital providing net cash of $6.6 million was primarily due to a (i) $9.5 million decrease in accounts receivable due to the timing of billings and collection of payments; (ii) $2.8 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers; (iii) $1.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (iv) $0.5 million increase in income taxes payable; partially offset by $5.3 million increase in inventories as we built up our inventories for the Oregon fab ramp up and $2.4 million decrease in accrued and other liabilities primarily related to performance bonuses.
Cash flows from investing activities

Net cash used in investing activities of $1.4 million for the three months ended September 30, 2013 was primarily attributable to purchase of property and equipment of $1.6 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the quarter.

Net cash used in investing activities of $10.2 million for the three months ended September 30, 2012 was primarily attributable to purchase of property and equipment to increase our in-house production capacity.

Cash flows from financing activities
Net cash used in financing activities of $1.7 million for the three months ended September 30, 2013 was primarily attributable to $1.4 million of net repayment of our borrowings and $0.3 million in payment of capital lease obligations.

Net cash used in financing activities of $0.3 million for the three months ended September 30, 2012 was primarily attributable to $0.5 million of net repayment of our borrowings and $0.3 million in payment of capital lease obligations; partially offset by a $0.4 million of proceeds from exercise of stock options.
Capital expenditures
Capital expenditures were $1.6 million and $10.2 million for the three months ended September 30, 2013 and 2012, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment. As we have been building the foundation for our wafer manufacturing and new technology development capability under the fab-lite business model since the acquisition of the Oregon fab in January 2012, we will be focusing on new product development and factory utilization going forward.
Capital expenditures for the three months ended September 30, 2013 primarily consisted of purchases of equipment for our packaging and testing services as well as for upgrading our operational and financial systems. Capital expenditures for the three months ended September 30, 2012 primarily consisted of purchases of equipment for the Oregon fab.
Commitments

As of September 30, 2013 and June 30, 2013, we had approximately $18.9 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of September 30, 2013 and June 30, 2013, we had approximately $1.9 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 30, 2013, contains risk factors identified by AOS. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our board of director on October 22, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Form of Director's Share Option Agreement under the Automatic Grant Program
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2013

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MARY L. DOTZ
Mary L. Dotz
Chief Financial Officer
(Principal Financial Officer)