Form 10-Q
period 2013-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2014-02-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2014: 25,994,027.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$102,533	$92,406
Restricted cash	206	204
Accounts receivable, net	39,002	38,298
Inventories	62,767	68,339
Deferred income tax assets	2,191	3,030
Other current assets	3,376	3,578
Total current assets	210,075	205,855
Property, plant and equipment, net	127,508	138,111
Intangible assets, net	296	496
Goodwill	269	269
Deferred income tax assets	10,766	10,823
Other long-term assets	1,261	767
Total assets	$350,175	$356,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,107	$3,821
Accounts payable	25,779	31,738
Accrued liabilities	15,372	14,571
Income taxes payable	1,506	1,472
Deferred margin	611	622
Capital leases	695	1,267
Total current liabilities	47,070	53,491
Long-term debt	12,143	13,571
Income taxes payable - long term	3,371	3,692
Deferred income tax liabilities	2,214	2,613
Capital leases - long term	100	195
Deferred rent	1,227	1,308
Total liabilities	66,125	74,870
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares: Issued and outstanding: none at December 31, 2013 and June 30, 2013	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares: Issued and outstanding: 26,178 shares and 25,955 shares at December 31, 2013 and 25,882 shares and 25,656 shares at June 30, 2013	52	51
Treasury shares at cost: 223 shares at December 31, 2013 and 226 shares at June 30, 2013	(2,013)	(2,054)
Additional paid-in capital	170,434	168,352
Accumulated other comprehensive income	1,006	957
Retained earnings	114,571	114,145
Total shareholders’ equity	284,050	281,451
Total liabilities and shareholders’ equity	$350,175	$356,321
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue	$76,265	$89,448	$160,386	$185,209
Cost of goods sold	62,646	68,854	129,616	139,082
Gross profit	13,619	20,594	30,770	46,127
Operating expenses
Research and development	4,972	6,866	11,819	13,799
Selling, general and administrative	7,309	8,838	16,249	17,619
Total operating expenses	12,281	15,704	28,068	31,418
Operating income	1,338	4,890	2,702	14,709
Interest income	14	20	38	37
Interest expense	(69)	(107)	(148)	(189)
Income before income taxes	1,283	4,803	2,592	14,557
Income tax expense	1,123	1,085	2,125	2,897
Net income	$160	$3,718	$467	$11,660
Net income per share
Basic	$0.01	$0.15	$0.02	$0.46
Diluted	$0.01	$0.14	$0.02	$0.45
Weighted average number of common shares used to compute net income per share
Basic	25,846	25,292	25,765	25,165
Diluted	26,462	26,101	26,385	25,992

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$160	$3,718	$467	$11,660
Other comprehensive income, net of tax
Foreign currency translation adjustment	(5)	25	49	55
Total comprehensive income	$155	$3,743	$516	$11,715

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$467	$11,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,748	14,498
Amortization	200	286
Share-based compensation expense	1,314	2,354
Deferred income taxes, net	497	624
(Gain) loss on disposal of property and equipment	(120)	51
Changes in working capital:
Accounts receivable	(704)	(4,117)
Inventories	5,572	(5,710)
Other current and long-term assets	(292)	1,850
Accounts payable	(5,961)	2,496
Income taxes payable	(287)	218
Accrued and other liabilities	607	(1,542)
Net cash provided by operating activities	15,041	22,668
Cash flows from investing activities
Purchases of property and equipment	(3,282)	(12,531)
Proceeds from sale of property and equipment	244	—
Restricted cash placed	(2)	(125)
Net cash used in investing activities	(3,040)	(12,656)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	930	2,051
Payment for repurchase of common shares	—	(5)
Proceeds from borrowings	—	250
Repayments of borrowings	(2,143)	(2,143)
Principal payments on capital leases	(667)	(479)
Net cash used in financing activities	(1,880)	(326)
Effect of exchange rate changes on cash and cash equivalents	6	12
Net increase in cash and cash equivalents	10,127	9,698
Cash and cash equivalents at beginning of period	92,406	82,166
Cash and cash equivalents at end of period	$102,533	$91,864

Supplemental disclosures of non-cash investing information:
Property and equipment purchased but not yet paid	$1,808	$3,144

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company
Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company,” "AOS," "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, Macau, China, Taiwan, Korea and Japan.
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending June 30, 2014. The condensed consolidated balance sheet at June 30, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have any significant impact on the Company's condensed consolidated financial statements.

2. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$160	$3,718	$467	$11,660

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,846	25,292	25,765	25,165
Diluted:
Weighted average number of common shares used to compute basic net income per share	25,846	25,292	25,765	25,165
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	616	809	620	827
Weighted average number of common shares used to compute diluted net income per share	26,462	26,101	26,385	25,992
Net income per share:
Basic	$0.01	$0.15	$0.02	$0.46
Diluted	$0.01	$0.14	$0.02	$0.45
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)
Employee stock options and RSUs	2,700	2,841	2,742	2,768
ESPP to purchase common shares	302	187	304	251
Total potential dilutive securities	3,002	3,028	3,046	3,019

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2013	2012	2013	2012
Customer A	22.7%	24.2%	21.6%	23.9%
Customer B	42.2%	43.8%	43.3%	42.6%
Customer C	13.0%	11.2%	12.4%	12.5%

	December 31, 2013	June 30, 2013
Percentage of accounts receivable
Customer A	20.4%	33.8%
Customer B	35.9%	22.6%
Customer C	17.0%	19.9%

4. Balance Sheet Components
Accounts receivable:

	December 31, 2013	June 30, 2013
	(in thousands)
Accounts receivable	$54,099	$52,202
Less: Allowance for price adjustments	(15,067)	(13,152)
Less: Allowance for doubtful accounts	(30)	(752)
Accounts receivable, net	$39,002	$38,298

Inventories:

	December 31, 2013	June 30, 2013
	(in thousands)
Raw materials	$17,445	$17,248
Work in-process	36,165	38,618
Finished goods	9,157	12,473
	$62,767	$68,339

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment:

	December 31, 2013	June 30, 2013
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,106
Manufacturing machinery and equipment	159,338	156,958
Equipment and tooling	10,413	10,356
Computer equipment and software	16,835	16,140
Office furniture and equipment	1,564	1,559
Leasehold improvements	24,434	24,068
	221,640	218,137
Less accumulated depreciation	(100,932)	(87,180)
	120,708	130,957
Equipment and construction in progress	6,800	7,154
Property, plant and equipment, net	$127,508	$138,111
Other long term assets:

	December 31, 2013	June 30, 2013
	(in thousands)
Prepayments for property and equipment	$707	$77
Investment in a privately held company	100	100
Deferred debt issuance cost	43	91
Office leases deposits	411	499
	$1,261	$767
Accrued liabilities:

	December 31, 2013	June 30, 2013
	(in thousands)
Accrued salaries and wages	$4,216	$3,079
Accrued vacation	968	2,078
Accrued bonuses	1,153	880
Warranty accrual	1,496	1,428
Stock rotation accrual	1,480	1,572
Accrued professional fees	607	918
ESPP payable	290	353
Customer deposits	488	123
Other accrued expenses	4,674	4,140
	$15,372	$14,571

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$1,428	$1,556
Additions	1,239	733
Utilization	(1,171)	(616)
Ending balance	$1,496	$1,673
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$1,572	$2,032
Additions	2,332	3,254
Utilization	(2,424)	(3,519)
Ending balance	$1,480	$1,767

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of December 31, 2013 and June 30, 2013, the outstanding balances of the term loan were $15.0 million and $17.1 million, respectively. Of the $15.0 million and $17.1 million term loan, $2.9 million and $3.6 million were included as short-term debt as of December 31, 2013 and June 30, 2013, respectively.

The obligations under the term loan are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2013, the Company was in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.7 million based on the currency exchange rate as of December 31, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and is indexed to the published LIBOR. The lines expired in September 2013 and the Company is currently in the process of renewing them. As of December 31, 2013, there was no outstanding balance under these two revolving lines of credit.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $250,000. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met and it is more likely than not that the Company will meet those hiring targets. As of December 31, 2013 and June 30, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $269,000 and $262,000, respectively.

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
During the three and six months ended December 31, 2013, the Company did not repurchased any shares under the program. During the three and six months ended December 31, 2013, the Company reissued 2,700 and 2,950 shares, respectively, with weighted average repurchase cost of $13.82 per share for both periods, upon vesting of certain restricted stock units ("RSU").
As of December 31, 2013, the Company repurchased an aggregate of 241,770 shares for a total cost of $2.3 million, at an average repurchase price of $9.40 per share since inception of the program. Of the 241,770 repurchased shares, 18,750 shares with a weighted average repurchase price of $13.81 per share were reissued at an average price of $3.47 per share for option exercises and vested RSUs.
Stock Options
The following table summarizes the Company's stock option activities for the six months ended December 31, 2013:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2013	3,593,854	$10.24	$3,144,506
Granted	77,500	7.51
Exercised	(119,321)	0.98	772,342
Canceled or forfeited	(237,461)	11.18
Outstanding at December 31, 2013	3,314,572	$10.45	$2,409,612

Information with respect to stock options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,314,572	4.43	$10.45	2,778,724	$10.29
Options vested and expected to vest	3,280,477	4.36	$10.44
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the six months ended December 31, 2013 with the following weighted average assumptions:

Six Months Ended December 31,
2013
Volatility rate	48%
Risk-free interest rate	1.6% - 1.7%
Expected term	5.5 years
Dividend yield	0%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	55,804	7.65
Vested	(71,960)	9.65
Forfeited	(73,952)	9.72
Nonvested at December 31, 2013	459,445	$9.22	1.67	$3,542,321
RSUs vested and expected to vest	415,616		1.60	$3,204,396
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
Share-based Compensation Expense
The total share-based compensation expense (reversal) related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of goods sold	$142	$141	$338	$339
Research and development	(32)	278	263	671
Selling, general and administrative	(5)	494	713	1,344
	$105	$913	$1,314	$2,354

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total unrecognized stock-based compensation expense as of December 31, 2013 was $3.8 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.3 years.

7. Income Taxes
The Company recognized income tax expense of approximately $1.1 million for both the three months ended December 31, 2013 and 2012. The Company recognized income tax expense of approximately $2.1 million and $2.9 million for the six months ended December 31, 2013 and 2012, respectively. The estimated effective tax rate was 87.5% and 22.6% for the three months ended December 31, 2013 and 2012, respectively. The estimated effective tax rate was 82.0% and 19.9% for the six months ended December 31, 2013 and 2012, respectively. The effective tax rate for the three and the six months ended December 31, 2013 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2013 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2013 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2013, the gross amount of unrecognized tax benefits was approximately $7.6 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Hong Kong	$64,229	$71,251	$135,485	$145,878
China	10,156	15,336	21,048	32,965
South Korea	745	1,392	1,542	3,660
United States	425	313	898	656
Other countries	710	1,156	1,413	2,050
	$76,265	$89,448	$160,386	$185,209

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Power discrete	$58,946	$70,801	$124,091	$146,305
Power IC	13,226	12,936	26,838	27,467
Packaging and testing services	4,093	5,711	9,457	11,437
	$76,265	$89,448	$160,386	$185,209

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	December 31, 2013	June 30, 2013
	(in thousands)
China	$85,704	$93,663
United States	41,389	43,946
Other countries	415	502
	$127,508	$138,111

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of December 31, 2013 and June 30, 2013, the Company had approximately $30.0 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services; and approximately $4.2 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2013 and June 30, 2013.
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown rapidly with the introduction of over 195 new products during the fiscal year 2013, and over 240 and 190 new products in the fiscal years 2012 and 2011, respectively. During the six months ended December 31, 2013, we introduced an additional 89 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 377 patents and 203 patent applications in the United States as of December 31, 2013. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, ("the Oregon fab") which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. For example, in calendar year 2012 and 2013, we were able to triple the number of new technology platforms released as compared to prior years. These platforms have allowed us to develop a new generation of low voltage MOSFET products, our Gen 5 AlphaMOS, and introduce AlphaMOSII high voltage technology and new medium voltage products. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time.
During the quarter ended December 31, 2013, in response to the continuing decline of the PC markets, we have implemented certain cost cutting measures such as Company shut downs, headcount reduction and compensation reduction of selected employees. The compensations of those selected employees have been reinstated to the previous level starting January 2014.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 46.0% and 52.3% of our total revenue for the three months ended December 31, 2013 and 2012, respectively, and 45.6% and 52.9% for the six months ended December 31, 2013 and 2012, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above as well as the resulted cost cutting measures such as Company shut downs during the current quarter, has led to a reduced level of capacity utilization at our manufacturing facilities in the three and six months ended December 31, 2013.  If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.

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
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. We have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate into new markets such as the power supply and industrial markets. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce products on a timely basis that meet customers' specifications and performance requirements and our inability to continue to expand our serviceable markets could adversely affect our financial performance, including loss of market share with customers.
In addition, our financial performance may decline if we experience significant product compatibility issues. We recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million during the quarter ended March 31, 2013 in fiscal 2013, and approximately $5.7 million of which was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications.  While we have fully resolved this issue with the OEM, similar product compatibility issues may arise with other products or OEMs, and the solutions we implemented may not be fully effective in preventing future occurrences.
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
Operating expenses
Our operating expenses consist of research and development, selling, general and administrative expenses. We expect our operating expenses as a percentage of revenue to fluctuate from period to period as we continue to exercise cost control measures in response to the declining PC markets as well as align our operating expenses to the revenue level.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs for research and development personnel. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We will also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We expect that our research and development expenses will fluctuate from time to time.
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures in response to the declining PC markets.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2013 and 2012. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$76,265	$89,448	100.0%	100.0%	$160,386	$185,209	100.0%	100.0%
Cost of goods sold	62,646	68,854	82.1%	77.0%	129,616	139,082	80.8%	75.1%
Gross profit	13,619	20,594	17.9%	23.0%	30,770	46,127	19.2%	24.9%
Operating expenses
Research and development	4,972	6,866	6.5%	7.7%	11,819	13,799	7.4%	7.5%
Selling, general and administrative	7,309	8,838	9.6%	9.9%	16,249	17,619	10.1%	9.5%
Impairment of long-lived assets	—	—	—%	—%	—	—	—%	—%
Total operating expenses	12,281	15,704	16.1%	17.6%	28,068	31,418	17.5%	17.0%
Operating income	1,338	4,890	1.8%	5.5%	2,702	14,709	1.7%	7.9%
Interest income	14	20	—%	—%	38	37	—%	—%
Interest expense	(69)	(107)	(0.1)%	(0.1)%	(148)	(189)	(0.1)%	—%
Income before income taxes	1,283	4,803	1.7%	5.4%	2,592	14,557	1.6%	7.9%
Income tax expense	1,123	1,085	1.5%	1.2%	2,125	2,897	1.3%	1.6%
Net income	$160	$3,718	0.2%	4.2%	$467	$11,660	0.3%	6.3%

Share-based compensation expense (reversal) was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$142	$141	0.2%	0.2%	$338	$339	0.2%	0.2%
Research and development	(32)	278	—%	0.3%	263	671	0.2%	0.4%
Selling, general and administrative	(5)	494	—%	0.6%	713	1,344	0.4%	0.7%
Total	$105	$913	0.2%	1.1%	$1,314	$2,354	0.8%	1.3%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$58,946	$70,801	$(11,855)	(16.7)%	$124,091	$146,305	$(22,214)	(15.2)%
Power IC	13,226	12,936	290	2.2%	26,838	27,467	(629)	(2.3)%
Packaging and testing services	4,093	5,711	(1,618)	(28.3)%	9,457	11,437	(1,980)	(17.3)%
	$76,265	$89,448	$(13,183)	(14.7)%	$160,386	$185,209	$(24,823)	(13.4)%
Total revenue was $76.3 million for the three months ended December 31, 2013, a decrease of $13.2 million, or 14.7%, as compared to $89.4 million for the same period last year. The decrease consisted of $11.9 million and $1.6 million decrease in sales of power discrete products and packaging and testing services, respectively, partially offset by an increase in sales of power IC products of $0.3 million. The decrease in sales of power discrete products was primarily due to a 17.6% decline in unit shipments while the average selling price remained relatively flat, mainly due to a shift in product mix to the power supply and industrial markets despite selling price erosion in the computing and consumer markets products as a result of the declining PC markets. The increase in sales of power IC products was mainly a result of increased sales to the industrial and advanced computing market. The decrease in revenue of packaging and testing services for the three months ended December 31, 2013 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.
Total revenue was $160.4 million for the six months ended December 31, 2013, a decrease of $24.8 million, or 13.4%, as compared to $185.2 million for the same period last year. The decrease consisted of $22.2 million, $0.6 million and $2.0 million decrease in sales of power discrete, power IC products and packaging and testing services, respectively. The decrease in sales of power discrete products and power IC products was mainly due to a 8.0% decrease in unit shipments as well as a 5.6% decrease in average selling price primarily due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix as a result of reduced demand for our products related to PC applications. The decrease in revenue of packaging and testing services for the six months ended December 31, 2013 was primarily due to reduced demand as a result of the declining PC markets.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$62,646	$68,854	$(6,208)	(9.0)%	$129,616	$139,082	$(9,466)	(6.8)%
Percentage of revenue	82.1%	77.0%			80.8%	75.1%

Gross profit	$13,619	$20,594	$(6,975)	(33.9)%	$30,770	$46,127	$(15,357)	(33.3)%
Percentage of revenue	17.9%	23.0%			19.2%	24.9%

Cost of goods sold was $62.6 million for the three months ended December 31, 2013, a decrease of $6.2 million, or 9.0%, as compared to $68.9 million for the same period last year, primarily as a result of decreased unit shipments. The decrease was partially offset by positive impact of continued expense control during the current quarter, including Company shut downs in conjunction with the holiday season and temporary compensation reduction which was reinstated in January 2014. Gross margin decreased by 5.1 percentage points to 17.9% for the three months ended December 31, 2013 as compared to 23.0% for the same period of last year. The decrease in gross margin was primarily due to lower factory utilization as well as reduced average selling prices, mainly due to the continuing lower demand in the declining PC markets.

Cost of goods sold was $129.6 million for the six months ended December 31, 2013, a decrease of $9.5 million, or 6.8%, as compared to $139.1 million for the same period of last year primarily as a result of decreased unit shipments. The decrease was partially offset by positive impact of continued expense control during the current period, including Company shut downs in conjunction with the holiday season and temporary compensation reduction which was reinstated in January 2014. Gross margin decreased by 5.7 percentage points to 19.2% for the six months ended December 31, 2013, as compared to 24.9% for the same period last year. The decrease in gross margin was primarily due to lower factory utilization as well as reduced average selling prices, mainly due to the continuing lower demand in the declining PC markets as compared to the same period last year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$4,972	$6,866	$(1,894)	(27.6)%	$11,819	$13,799	$(1,980)	(14.3)%
Research and development expenses were $5.0 million for the three months ended December 31, 2013, a decrease of $1.9 million, or 27.6%, as compared to $6.9 million for the same period last year. The decrease was primarily attributable to a $0.9 million decrease in product prototyping engineering expenses and a $0.5 million decrease in employee compensation and benefits, mainly due to reduced headcount and Company shut downs during the current quarter as cost control measures; as well as a $0.3 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards during the current quarter.
Research and development expenses were $11.8 million for the six months ended December 31, 2013, a decrease of $2.0 million, or 14.3%, as compared to $13.8 million for the same period last year. The decrease was primarily attributable to a$1.4 million decrease in product prototyping engineering expenses and $0.1 million decrease in employee compensation, mainly due to reduced headcount and Company shut downs during the current period as cost control measures; as well as a $0.4 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards during the current period. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect our research and development expenses to continue to fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$7,309	$8,838	$(1,529)	(17.3)%	$16,249	$17,619	$(1,370)	(7.8)%
Selling, general and administrative expenses were $7.3 million for the three months ended December 31, 2013, a decrease of $1.5 million, or 17.3%, as compared to $8.8 million for the same period last year. The decrease was primarily due to a $0.9 million decrease in employee compensation and benefits mainly as a result of reduced headcount, reduction in performance bonus and office shut downs along with the holiday season during the current quarter as cost control measures; and a $0.5 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards during the current quarter.
Selling, general and administrative expenses were $16.2 million for the six months ended December 31, 2013, a decrease of $1.4 million, or 7.8%, as compared to $17.6 million for the same period last year. The decrease was primarily due to a $0.6 million decrease in share-based compensation expense mainly due to increased cancellations of stock options and awards during the current period; a $0.4 million decrease in depreciation and amortization expenses due to increased fully depreciated fixed assets in previous quarters and less acquisitions during the current period; a $0.4 million in recovery of doubtful accounts as a result of continued effort in collection from a service customer in current period; a $0.2 million decrease in marketing and commission expenses due to reduced sales and marketing activities, a $0.1 million decrease in employee compensation and benefits as a result of Company shut downs and reduced headcount as cost control measures, partially offset by a $0.3 million of business tax refund of a subsidiary in China in the same period of prior year.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The interest income during the three and six months ended December 31, 2013 remained relatively flat as compared to the same periods last year primarily due to increase in average cash balances offset by decrease in average interest rates.
Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and six months ended December 31, 2013 was primarily due to a decrease in bank borrowings related to the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,123	$1,085	$38	3.5%	$2,125	$2,897	$(772)	(26.6)%
We recognized income tax expense of approximately $1.1 million for both the three months ended December 31, 2013 and 2012. The effective tax rate was 87.5% and 22.6% for the three months ended December 31, 2013 and 2012, respectively. Our effective tax rate for the three months ended December 31, 2013 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.
We recognized income tax expense of approximately $2.1 million and $2.9 million for the six months ended December 31, 2013 and 2012, respectively. The effective tax rate was 82.0% and 19.9% for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate for the six months ended December 31, 2013 was higher than that for the same period last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of December 31, 2013, the outstanding balance of the term loan was $15.0 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2013, we were in compliance with these covenants.
Two of the Company's subsidiaries in China had revolving lines of credit that allow each of the subsidiaries to draw down, from time to time, up to 80% of the accounts receivable balance of such subsidiary, with an aggregated maximum amount of RMB 95 million (equivalent of $15.7 million based on the currency exchange rate as of December 31, 2013) to finance the subsidiary's working capital with a maximum of 120-day repayment term. The interest rate on each draw down varies and is indexed to the published LIBOR. The lines expired in September 2013 and we are currently in the process of renewing them. As of December 31, 2013, there was no outstanding balance under these two revolving lines of credit.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the loan and unpaid interest if certain conditions primarily relating to hiring targets are met and it is more likely than not that we will meet those hiring targets. As of December 31, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.
During the three and six months ended December 31, 2013, we did not repurchase any shares under our share repurchase program. As of December 31, 2013, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.  As at December 31, 2013, of the 241,770 repurchased shares, 18,750 shares with a weighted average repurchase price of $13.81 per share, were reissued at an average price of $3.47 per share for option exercises and vested RSUs. We and our board of directors continue to evaluate various factors to determine whether to repurchase any shares in the future, including our cash position, trading price of our shares and general market conditions.

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

Cash and cash equivalents
As of December 31, 2013 and June 30, 2013, we had $102.5 million and $92.4 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$15,041	$22,668
Net cash used in investing activities	(3,040)	(12,656)
Net cash used in financing activities	(1,880)	(326)
Effect of exchange rate changes on cash and cash equivalents	6	12

Net increase in cash and cash equivalents	$10,127	$9,698

Cash flows from operating activities
Net cash provided by operating activities of $15.0 million for the six months ended December 31, 2013 resulted primarily from net income of $0.5 million, non-cash charges of $15.6 million and net change in working capital using net cash of $1.1 million. The non-cash charges of $15.6 million included (a) $13.9 million of depreciation and amortization expenses, (b) $1.3 million of share-based compensation expense and (c) $0.5 million of net deferred income taxes, partially offset by $0.1 million of gain on disposal of property and equipment during the period. The net change in working capital using net cash of $1.1 million was primarily due to a (i) $0.7 million increase in accounts receivable due to the timing of billings and collection of payments, (ii) $0.3 million increase in other current and long term assets primarily due to increase in advance payments to vendors, (iii) $6.0 million decrease in accounts payable primarily due to decrease in inventory purchase and timing of payment, and (iv) $0.3 million decrease in income taxes payable, partially offset by (a) $5.6 million decrease in inventories as we reduced our inventories, and (b) $0.6 million increase in accrued and other liabilities.

Net cash provided by operating activities of $22.7 million for the six months ended December 31, 2012 resulted primarily from net income of $11.7 million, non-cash charges of $17.8 million and net change in working capital using net cash of $6.8 million. The non-cash charges of $17.8 million included (a) $14.8 million of depreciation and amortization expenses, (b) $2.4 million of share-based compensation expense, (c) $0.6 million of net deferred income taxes and (d) $0.1 million loss on disposal of property and equipment. The net change in working capital using net cash of $6.8 million was primarily due to a (i) $4.1 million increase in accounts receivable due to the timing of billings and collection of payments; (ii) $5.7 million increase in inventories as we built up our inventories for the Oregon fab ramp up and (iii) $1.5 million decrease in accrued and other liabilities primarily related to performance bonuses, partially offset by (a) $1.9 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers; (b) $2.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (c) $0.2 million increase in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $3.0 million for the six months ended December 31, 2013 was primarily attributable to purchase of property and equipment of $3.3 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the period.

Net cash used in investing activities of $12.7 million for the six months ended December 31, 2012 was primarily attributable to $12.5 million for purchase of property and equipment to increase our in-house production capacity and $0.1 million related to increase in restricted cash.

Cash flows from financing activities
Net cash used in financing activities of $1.9 million for the six months ended December 31, 2013 was primarily attributable to $2.1 million of repayment of our borrowings and $0.7 million in payment of capital lease obligations, partially offset by $0.9 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Net cash used in financing activities of $0.3 million for the six months ended December 31, 2012 was primarily attributable to $1.9 million of net repayment to our borrowings and $0.5 million in payment of capital lease obligations; partially offset by a $2.1 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Capital expenditures
Capital expenditures were $3.3 million and $12.5 million for the six months ended December 31, 2013 and 2012, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment.
Capital expenditures for the six months ended December 31, 2013 primarily consisted of purchases of equipment for our packaging and testing services as well as for upgrading our operational and financial systems. Capital expenditures for the six months ended December 31, 2012 primarily consisted of purchases of equipment for our packaging and testing services as well as the Oregon fab as we were building the foundation for our wafer manufacturing and new technology development capability under the fab-lite business model since the acquisition of the Oregon fab in January 2012. Such build up of foundation of the Oregon fab, which has been substantially completed, allows us to increase focus on new product development and factory utilization.
Commitments

As of December 31, 2013 and June 30, 2013, we had approximately $30.0 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of December 31, 2013 and June 30, 2013, we had approximately $4.2 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 30, 2013, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our inability to utilize the capacity of the Oregon fab at a desired level will adversely affect our gross margin and results of operations, and the operation of a fabrication facility may subject us to additional risks and increase need for additional capital expenditures.

Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. Capacity utilization affects our gross margin because we have certain fixed costs associated with our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  For example, the continuing decline of the PC markets, as well as the cost cutting measures such as Company shut downs implemented during the December quarter of 2013, have led to a reduced level of capacity utilization at our manufacturing facilities for the three and six months ended December 31, 2013.  If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the additional costs associated with operating the facility at higher capacity, which may adversely affect our gross margin and operating results.

The manufacturing processes of a fabrication facility are complex and subject to interruptions. We may experience production difficulties, including lower manufacturing yields, products failing to meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and detract us from developing new and enhanced products. These could have a significant negative impact on our financial results.

In addition, semiconductor manufacturing has historically required upgrades and improvements in process technology from time to time to remain competitive, because the market constantly demands smaller, more efficient and more powerful semiconductor devices.  Accordingly, we may have to make substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume, which may cause delay in our ability to deliver new products or negatively impact our results of operations.

The disclosure requirements under the new “conflict minerals” provisions of the Dodd-Frank Act could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, or the Dodd-Frank Act, the SEC adopted new disclosure requirements for public companies using certain minerals and metals, known as “conflict minerals”, in their products.  Under these rules, we are required to perform certain due diligence on the origins of our raw materials and disclose our efforts to prevent the sourcing of conflict minerals from the Democratic Republic of Congo or adjoining countries.   These conflict minerals are commonly used in the manufacture of semiconductor devices.  As a result of these new regulations, we expect to incur additional costs to comply with these due diligence and disclosure requirements. We are currently in the process of performing the inquiry required to determine the country of origin of certain minerals that are used in our products.

Pending the results of such inquiry, we may be required to perform more extensive review and due diligence of the supply chain, which can involve significant additional costs. These new requirements could also adversely affect the sourcing, availability and pricing of such minerals as used in the manufacture of our products, and the pool of suppliers who provide "conflict free" metals may be limited.  As a result, we may not be able to obtain materials for our products in sufficient quantities or at competitive prices. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products and confirm that they are “conflict free,” which may adversely affect our reputations with our customers and shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2013, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our board of directors on October 22, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On February 3, 2014, we entered into a consulting agreement (the “Consulting Agreement”) with Mary L. Dotz, pursuant to which Ms. Dotz agreed to provide us with certain financial consulting services from time to time as determined by our Interim Chief Financial Officer.  As compensation for her services, we agreed to pay Ms. Dotz a rate of $375 per hour.  In addition, we agreed to reimburse Ms. Dotz for reasonable travel and living expenses incurred for the performance of her services.  The Consulting Agreement will expire on July 13, 2014 unless extended by mutual agreement between the parties.

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

February 7, 2014

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Interim Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)