Form 10-Q
period 2014-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2014-05-09
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2014: 26,132,654.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$110,634	$92,406
Restricted cash	203	204
Accounts receivable, net	37,151	38,298
Inventories	59,802	68,339
Deferred income tax assets	1,701	3,030
Other current assets	3,736	3,578
Total current assets	213,227	205,855
Property, plant and equipment, net	123,686	138,111
Intangible assets, net	213	496
Goodwill	269	269
Deferred income tax assets - long term	10,751	10,823
Other long-term assets	1,618	767
Total assets	$349,764	$356,321
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,107	$3,821
Accounts payable	27,949	31,738
Accrued liabilities	16,910	14,571
Income taxes payable	1,656	1,472
Deferred margin	629	622
Capital leases	453	1,267
Total current liabilities	50,704	53,491
Long-term debt	11,429	13,571
Income taxes payable - long term	2,383	3,692
Deferred income tax liabilities	2,164	2,613
Capital leases - long term	83	195
Deferred rent	1,187	1,308
Total liabilities	67,950	74,870
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at March 31, 2014 and June 30, 2013	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 26,345 shares and 26,125 shares at March 31, 2014 and 25,882 shares and 25,656 shares at June 30, 2013	53	51
Treasury shares at cost, 220 shares at March 31, 2014 and 226 shares at June 30, 2013	(1,973)	(2,054)
Additional paid-in capital	171,524	168,352
Accumulated other comprehensive income	975	957
Retained earnings	111,235	114,145
Total shareholders’ equity	281,814	281,451
Total liabilities and shareholders’ equity	$349,764	$356,321
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue	$75,405	$75,015	$235,791	$260,224
Cost of goods sold	63,095	69,770	192,711	208,852
Gross profit	12,310	5,245	43,080	51,372
Operating expenses
Research and development	5,977	6,876	17,796	20,675
Selling, general and administrative	9,256	8,917	25,505	26,536
Impairment of long-lived assets	—	2,557	—	2,557
Total operating expenses	15,233	18,350	43,301	49,768
Operating income (loss)	(2,923)	(13,105)	(221)	1,604
Interest income	52	22	90	59
Interest expense	(62)	(93)	(210)	(282)
Income (loss) before income taxes	(2,933)	(13,176)	(341)	1,381
Income tax expense (benefit)	361	(3)	2,486	2,894
Net loss	$(3,294)	$(13,173)	$(2,827)	$(1,513)
Net loss per share
Basic	$(0.13)	$(0.52)	$(0.11)	$(0.06)
Diluted	$(0.13)	$(0.52)	$(0.11)	$(0.06)
Weighted average number of common shares used to compute net loss per share
Basic	26,067	25,467	25,865	25,266
Diluted	26,067	25,467	25,865	25,266

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(3,294)	$(13,173)	$(2,827)	$(1,513)
Foreign currency translation adjustment	(31)	(48)	18	7
Total comprehensive loss	$(3,325)	$(13,221)	$(2,809)	$(1,506)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(2,827)	$(1,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,577	21,872
Amortization	283	429
Allowance for doubtful accounts	(363)	—
Share-based compensation expense	2,175	3,576
Deferred income taxes, net	952	510
(Gain) loss on disposal of property and equipment	(120)	138
Impairment of long-lived assets	—	2,557
Changes in assets and liabilities:
Accounts receivable	1,509	9,038
Inventories	8,538	(1,315)
Other current and long-term assets	(1,008)	602
Accounts payable	(3,683)	5,442
Income taxes payable	(1,125)	633
Accrued and other liabilities	2,053	(5,716)
Net cash provided by operating activities	26,961	36,253
Cash flows from investing activities
Purchases of property and equipment	(6,462)	(14,046)
Proceeds from sale of property and equipment	244	—
Restricted cash released	1	35
Net cash used in investing activities	(6,217)	(14,011)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	1,279	2,255
Payment for repurchase of common shares	—	(5)
Proceeds from borrowings	—	250
Repayments of borrowings	(2,857)	(2,143)
Principal payments on capital leases	(927)	(726)
Net cash used in financing activities	(2,505)	(369)
Effect of exchange rate changes on cash and cash equivalents	(11)	1
Net increase in cash and cash equivalents	18,228	21,874
Cash and cash equivalents at beginning of period	92,406	82,166
Cash and cash equivalents at end of period	$110,634	$104,040

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$1,635	$3,430
Re-issuance of treasury stock	$83	$153

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. The condensed consolidated balance sheet at June 30, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments. Total comprehensive income (loss) is presented in the condensed consolidated statements of comprehensive income (loss).
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
2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net loss	$(3,294)	$(13,173)	$(2,827)	$(1,513)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	26,067	25,467	25,865	25,266
Diluted:
Weighted average number of common shares used to compute basic net loss per share	26,067	25,467	25,865	25,266
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	—	—
Weighted average number of common shares used to compute diluted net loss per share	26,067	25,467	25,865	25,266
Net loss per share:
Basic	$(0.13)	$(0.52)	$(0.11)	$(0.06)
Diluted	$(0.13)	$(0.52)	$(0.11)	$(0.06)

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Employee stock options and RSUs	3,660	4,119	3,907	3,218
ESPP to purchase common shares	539	858	609	453
Total potential dilutive securities	4,199	4,977	4,516	3,671

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2014	2013	2014	2013
Customer A	20.1%	21.4%	21.1%	23.2%
Customer B	44.9%	45.5%	43.8%	43.5%
Customer C	11.2%	10.8%	12.0%	12.0%

	March 31, 2014	June 30, 2013
Percentage of accounts receivable
Customer A	21.6%	33.8%
Customer B	34.6%	22.6%
Customer C	15.9%	19.9%

4. Balance Sheet Components
Accounts receivable:

	March 31, 2014	June 30, 2013
	(in thousands)
Accounts receivable	$50,733	$52,202
Less: Allowance for price adjustments	(13,552)	(13,152)
Less: Allowance for doubtful accounts	(30)	(752)
Accounts receivable, net	$37,151	$38,298

Inventories:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2014	June 30, 2013
	(in thousands)
Raw materials	$17,034	$17,248
Work in-process	35,929	38,618
Finished goods	6,839	12,473
	$59,802	$68,339

Property, plant and equipment, net:

	March 31, 2014	June 30, 2013
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,106
Manufacturing machinery and equipment	159,963	156,958
Equipment and tooling	10,453	10,356
Computer equipment and software	17,152	16,140
Office furniture and equipment	1,618	1,559
Leasehold improvements	24,674	24,068
	222,916	218,137
Less: Accumulated depreciation	(107,737)	(87,180)
	115,179	130,957
Equipment and construction in progress	8,507	7,154
Property, plant and equipment, net	$123,686	$138,111
Other long-term assets:

	March 31, 2014	June 30, 2013
	(in thousands)
Prepayments for property and equipment	$1,089	$77
Investment in a privately held company	100	100
Deferred debt issuance cost	21	91
Office leases deposits	408	499
	$1,618	$767
Accrued liabilities:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2014	June 30, 2013
	(in thousands)
Accrued salaries and wages	$4,102	$3,079
Accrued vacation	1,398	2,078
Accrued bonuses	946	880
Warranty accrual	1,181	1,428
Stock rotation accrual	2,794	1,572
Accrued professional fees	731	918
ESPP payable	767	353
Customer deposits	107	123
Other accrued expenses	4,884	4,140
	$16,910	$14,571

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$1,428	$1,556
Additions	939	117
Utilization	(1,186)	(699)
Ending balance	$1,181	$974
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$1,572	$2,032
Additions	3,702	4,349
Utilization	(2,480)	(4,871)
Ending balance	$2,794	$1,510

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of March 31, 2014 and June 30, 2013, the outstanding balances of the term loan were $14.3 million and $17.1 million, respectively. Of the $14.3 million and $17.1 million term loan, $2.9 million and $3.6 million were included as short-term debt as of March 31, 2014 and June 30, 2013, respectively.

The obligations under the term loan are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2014, the Company was in compliance with these covenants.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State of Oregon may forgive the outstanding balance under the loan and any unpaid interest if the Company meets certain conditions primarily relating to hiring targets. Currently the State of Oregon is reviewing the loan to determine whether such conditions are satisfied. The Company believes that it is more likely than not that it will meet those hiring targets. As of March 31, 2014 and June 30, 2013, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million and $0.3 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the three and nine months ended March 31, 2014, the Company did not repurchased any shares under the program. During the three and nine months ended March 31, 2014, the Company reissued 2,900 and 5,850 shares, respectively, with weighted average repurchase cost of $13.82 per share for both periods, upon vesting of certain restricted stock units ("RSU").
On or about May 5, 2014, the Company's Board of Directors approved to reactivate the share repurchase program with a remaining balance of $22.7 million.
Stock Options
The following table summarizes the Company's stock option activities for the nine months ended March 31, 2014:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2013	3,593,854	$10.24	$3,144,506
Granted	734,375	$7.45
Exercised	(255,471)	$1.82	$1,435,044
Canceled or forfeited	(633,421)	$11.92
Outstanding at March 31, 2014	3,439,337	$9.96	$1,542,180

Information with respect to stock options outstanding and exercisable at March 31, 2014 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,439,337	5.88	$9.96	2,335,327	$10.43
Options vested and expected to vest	3,333,914	5.77	$10.02
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the nine months ended March 31, 2014 with the following weighted average assumptions:

Nine Months Ended March 31,
2014
Volatility rate	47%
Risk-free interest rate	1.6% - 1.7%
Expected term	5.5 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2014:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	338,554	$7.48
Vested	(122,963)	$9.50
Forfeited	(98,102)	$9.71
Nonvested at March 31, 2014	667,042	$8.44	1.95	$4,909,429
RSUs vested and expected to vest	593,184		1.88	$4,365,832
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
2014
Volatility rate	50%
Risk-free interest rate	0.1% - 0.3%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of goods sold	$119	$191	$457	$530
Research and development	221	353	484	1,024
Selling, general and administrative	521	678	1,234	2,022
	$861	$1,222	$2,175	$3,576
Total unrecognized stock-based compensation expense as of March 31, 2014 was $6.8 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.7 years.

7. Income Taxes
The Company recognized income tax expense of approximately $0.4 million for the three months ended March 31, 2014 and income tax benefit of $3,000 for the three months ended March 31, 2013. The Company recognized income tax expense of approximately $2.5 million and $2.9 million for the nine months ended March 31, 2014 and 2013, respectively. The estimated effective tax rate was (12.3)% and 0.0% for the three months ended March 31, 2014 and 2013, respectively. The estimated effective tax rate was (729.0)% and 209.6% for the nine months ended March 31, 2014 and 2013, respectively. The negative effective tax rate for the three and the nine months ended March 31, 2014 was primarily due to the changes in the mix of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

earnings in various geographic jurisdictions between the two periods along with a recognition of approximately $1.0 million previously unrecognized tax benefits and related interest accruals following the lapse of the applicable statute of limitations.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2013 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2013 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2014, the gross amount of unrecognized tax benefits was approximately $6.7 million. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Hong Kong	$65,026	$62,927	$200,511	$208,805
China	8,497	9,765	29,545	42,730
South Korea	775	1,162	2,317	4,822
United States	513	399	1,411	1,055
Other countries	594	762	2,007	2,812
	$75,405	$75,015	$235,791	$260,224
The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Power discrete	$58,563	$58,374	$182,654	$204,679
Power IC	12,844	12,252	39,682	39,719
Packaging and testing services	3,998	4,389	13,455	15,826
	$75,405	$75,015	$235,791	$260,224

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	March 31, 2014	June 30, 2013
	(in thousands)
China	$82,955	$93,663
United States	40,326	43,946
Other Countries	405	502
	$123,686	$138,111

9. Commitments and Contingencies
Purchase Commitments
As of March 31, 2014 and June 30, 2013, the Company had approximately $34.9 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $3.0 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
Contingencies and Indemnities
The Company is currently not a party to any pending material legal proceedings. The Company has in the past, and may from time to time in the future, become involved in legal proceedings arising from the normal course of business activities. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. Irrespective of the validity of such claims, the Company may incur significant costs in the defense of such claims and suffer adverse effects on its operations.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2014 and June 30, 2013.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage in the future.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown rapidly with the introduction of over 195 new products during the fiscal year 2013, and over 240 and 190 new products in the fiscal years 2012 and 2011, respectively. During the nine months ended March 31, 2014, we introduced an additional 127 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 392 patents and 205 patent applications in the United States as of March 31, 2014. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, ("the Oregon fab") which is critical for us to accelerate proprietary technology development and new product introduction and to improve our financial performance in the long run. For example, in calendar year 2012 and 2013, we were able to triple the number of new technology platforms released as compared to prior years. These platforms have allowed us to develop a new generation of low voltage MOSFET products, our Gen 5 AlphaMOS, and introduce AlphaMOSII high voltage technology and new medium voltage products. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time.
In response to the continuing decline of the PC markets, we implemented certain cost cutting measures such as Company shut downs, headcount reduction and compensation reduction of selected employees during the quarter ended December 31, 2013. The compensation of those selected employees has been reinstated to the previous level starting January 2014.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 42.8% and 47.6% of our total revenue for the three months ended March 31, 2014 and 2013, respectively, and 44.7% and 51.4% for the nine months ended March 31, 2014 and 2013, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

In response to this trend, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate other market segments, such as the consumer, communication and industrial market segments, which we believe will mitigate and eventually overcome the reduced demand resulting from the declining PC markets. As we develop and sell new products that serve more diversified markets, we expect that sales based on the PC markets, as a percentage of the total revenue, will continue to decline. However, if the rate of decline in the PC markets is faster than we expect, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above as well as the cost cutting measures such as Company shut downs during the quarter ended December 31, 2013, contributed to a reduced level of capacity utilization at our manufacturing facilities. If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.

Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our existing products will continue to decline in the future. However, in the normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, expanding existing products for new applications and new customers, and reducing the manufacturing cost of existing products.
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are important in securing design wins with our customers. We have introduced new mid- and high-voltage products as part of our business strategy to diversify our product portfolios and penetrate new markets such as the power supply and industrial markets. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements and our inability to continue to expand our serviceable markets could adversely affect our financial performance, including loss of market share with customers.
In addition, our financial performance may decline if we experience significant product compatibility issues. We recorded a non-cash, non-recurring inventory valuation charge in the amount of $7.7 million during the quarter ended March 31, 2013, approximately $5.7 million of which was attributable to newly developed products for desktop PC applications for a major OEM because these products were not compatible with its particular applications.  While we have resolved this issue with the OEM, similar product compatibility issues may arise with other products or OEMs, and the solutions we implemented may not be fully effective in preventing future occurrences.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlooks and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, and in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality.
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

Our product revenue includes the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers ("ODMs") or original equipment manufacturers ("OEMs"), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. We estimate for the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
Cost of goods sold

Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and cost associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase. We have recently implemented a process to improve our factory capacity utilization rates by transferring more wafer production to our Oregon fab and reducing our reliance on outside foundries. While our utilization rates cannot be immune to the market conditions, our goal is to make such rates less vulnerable to market fluctuations. We believe our market diversification strategy and product growth will drive higher volumes of manufacturing which will improve our factory utilization rates and gross margin in the long run.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2014 and 2013. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$75,405	$75,015	100.0%	100.0%	$235,791	$260,224	100.0%	100.0%
Cost of goods sold	63,095	69,770	83.7%	93.0%	192,711	208,852	81.7%	80.3%
Gross profit	12,310	5,245	16.3%	7.0%	43,080	51,372	18.3%	19.7%
Operating expenses
Research and development	5,977	6,876	7.9%	9.2%	17,796	20,675	7.5%	7.9%
Selling, general and administrative	9,256	8,917	12.3%	11.9%	25,505	26,536	10.8%	10.2%
Impairment of long-lived assets	—	2,557	—%	3.4%	—	2,557	—%	1.0%
Total operating expenses	15,233	18,350	20.2%	24.5%	43,301	49,768	18.3%	19.1%
Operating income (loss)	(2,923)	(13,105)	(3.9)%	(17.5)%	(221)	1,604	(0.1)%	0.6%
Interest income	52	22	0.1%	—%	90	59	—%	—%
Interest expense	(62)	(93)	(0.1)%	(0.1)%	(210)	(282)	(0.1)%	(0.1)%
Income (loss) before income taxes	(2,933)	(13,176)	(3.9)%	(17.6)%	(341)	1,381	(0.1)%	0.5%
Income tax expense (benefit)	361	(3)	0.5%	—%	2,486	2,894	1.1%	1.1%
Net loss	$(3,294)	$(13,173)	(4.4)%	(17.6)%	$(2,827)	$(1,513)	(1.2)%	(0.6)%
Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$119	$191	0.2%	0.3%	$457	$530	0.2%	0.2%
Research and development	221	353	0.3%	0.5%	484	1,024	0.2%	0.4%
Selling, general and administrative	521	678	0.7%	0.9%	1,234	2,022	0.5%	0.8%
Total	$861	$1,222	1.2%	1.7%	$2,175	$3,576	0.9%	1.4%
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$58,563	$58,374	$189	0.3%	$182,654	$204,679	$(22,025)	(10.8)%
Power IC	12,844	12,252	592	4.8%	39,682	39,719	(37)	(0.1)%
Packaging and testing services	3,998	4,389	(391)	(8.9)%	13,455	15,826	(2,371)	(15.0)%
	$75,405	$75,015	$390	0.5%	$235,791	$260,224	$(24,433)	(9.4)%

Total revenue was $75.4 million for the three months ended March 31, 2014, an increase of $0.4 million, or 0.5%, as compared to $75.0 million for the same period last year. The increase consisted of $0.2 million and $0.6 million in sales of power discrete and power IC products, respectively, partially offset by a decrease in sales of packaging and testing services of $0.4 million. The increase in sales of power discrete and power IC products was primarily due to a 9.7% increase in unit shipments, partially offset by a 7.9% decrease in average selling price as compared to the same period of last year mainly due to a shift in product mix and selling price erosion in the computing and consumer markets. The decrease in revenue of packaging and testing services for the three months ended March 31, 2014 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.
Total revenue was $235.8 million for the nine months ended March 31, 2014, a decrease of $24.4 million, or 9.4%, as compared to $260.2 million for the same period last year. The decrease primarily consisted of $22.0 million and $2.4 million decrease in sales of power discrete products and packaging and testing services, respectively. The decrease in sales of power IC products was immaterial. The decrease in sales of power discrete and power IC products was primarily due to a 2.9% decrease in unit shipments as well as a 6.5% decrease in average selling price primarily due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix as a result of reduced demand for our products related to PC applications. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2014 compared to the prior year comparable period was primarily due to reduced demand as a result of the declining PC markets.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$63,095	$69,770	$(6,675)	(9.6)%	$192,711	$208,852	$(16,141)	(7.7)%
Percentage of revenue	83.7%	93.0%			81.7%	80.3%

Gross profit	$12,310	$5,245	$7,065	134.7%	$43,080	$51,372	$(8,292)	(16.1)%
Percentage of revenue	16.3%	7.0%			18.3%	19.7%

Cost of goods sold was $63.1 million for the three months ended March 31, 2014, a decrease of $6.7 million, or 9.6%, as compared to $69.8 million for the same period last year, primarily as a result of the $7.7 million non-recurring inventory write-down during the same period last year for certain excess and obsolete inventory consisting of developed products for desktop PC applications for a major OEM that were not compatible with its particular applications, which had subsequently been fully resolved; and to a lesser extent, products for power supplies. The decrease was partially offset by increased unit shipments during the three months ended March 31, 2014. Gross margin increased by 9.3 percentage points to 16.3% for the three months ended March 31, 2014 as compared to 7.0% for the same period last year. The increase in gross margin was primarily due to the impact of the $7.7 million non-recurring inventory write-down for the same period last year and higher factory utilization during the three months ended March 31, 2014, partially offset by decreased average selling price during the three months ended March 31, 2014.

Cost of goods sold was $192.7 million for the nine months ended March 31, 2014, a decrease of $16.1 million, or 7.7%, as compared to $208.9 million for the same period last year primarily as a result of decreased unit shipments for the nine months ended March 31, 2014 as a result of the declining PC markets. Also, the period last year reflected a $7.7 million non-recurring inventory write-down. Gross margin decreased by 1.4 percentage points to 18.3% for the nine months ended March 31, 2014, as compared to 19.7% for the same period last year. The decrease in gross margin was primarily due to the impact of the $7.7 million non-recurring inventory write-down for the same period last year, reduced average selling prices mainly due to the continuing lower demand in the declining PC markets as compared to the same period last year as well as lower factory utilization partially offset by the positive impact of continued expense control during the current period. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic conditions.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$5,977	$6,876	$(899)	(13.1)%	$17,796	$20,675	$(2,879)	(13.9)%
Research and development expenses were $6.0 million for the three months ended March 31, 2014, a decrease of $0.9 million, or 13.1%, as compared to $6.9 million for the same period last year. The decrease was primarily attributable to a $0.8 million decrease in product prototyping engineering expenses and a $0.1 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards in the current quarter as well as the previous quarter.
Research and development expenses were $17.8 million for the nine months ended March 31, 2014, a decrease of $2.9 million, or 13.9%, as compared to $20.7 million for the same period last year. The decrease was primarily attributable to a $2.2 million decrease in product prototyping engineering expenses mainly due to Company shut downs during the current period as cost control measures, and a $0.5 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards in current period, as well as $0.1 million decrease in depreciation and amortization expense as a result of certain assets were fully amortized in fiscal year of 2013. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect our research and development expenses to continue to fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,256	$8,917	$339	3.8%	$25,505	$26,536	$(1,031)	(3.9)%
Selling, general and administrative expenses were $9.3 million for the three months ended March 31, 2014, an increase of $0.3 million, or 3.8%, as compared to $8.9 million for the same period last year. The increase was primarily due to a $0.5 million unrealized foreign exchange losses related to our cash and cash equivalents denominated in Renminbi or RMB, held by our subsidiaries in China, caused by the recent appreciation of USD against RMB, and a $0.2 million increase in employee compensation primarily due to increased severance and performance bonus expenses during the three months ended March 31, 2014. The effect of these factors was partially offset by the $0.2 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards during the current quarter and the December 2013 quarter, as well as $0.2 million decrease in depreciation and amortization expense as a result of certain assets fully amortized in fiscal year of 2013.
Selling, general and administrative expenses were $25.5 million for the nine months ended March 31, 2014, a decrease of $1.0 million, or 3.9%, as compared to $26.5 million for the same period last year. The decrease was primarily due to a $0.8 million decrease in share-based compensation expense mainly due to increased cancellations of stock options and awards during the current period, a $0.6 million decrease in depreciation and amortization expenses due to increased fully depreciated fixed assets in previous quarters and less acquisitions during the current period, a $0.4 million in recovery of doubtful accounts as a result of continued effort in collection from a service customer in current period, a $0.2 million decrease in marketing and commission expenses due to reduced sales and marketing activities, partially offset by a $0.5 million unrealized foreign exchange losses related to our cash and cash equivalents denominated in Renminbi or RMB, held by our subsidiaries in China, caused by the recent appreciation of USD against RMB, and a $0.3 million of business tax refunds of a subsidiary in China in the same period of prior year.
Impairment of long-lived assets

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Impairment of long-lived assets	$—	$2,557	$(2,557)	(100)%	$—	$2,557	$(2,557)	(100)%

During the quarter ended March 31, 2013, we determined that the related estimated undiscounted cash flows were not sufficient to recover the carrying value of certain manufacturing machinery and equipment primarily for the packaging of our PC-related products due to the decline of the PC markets. We estimated the fair values of those long-lived assets based on net realizable values of similar machinery and equipment recently transacted by third-party used-machine brokers and recorded an asset impairment charge of approximately $2.6 million to reduce the related carrying amount to its estimated fair value as of March 31, 2013. We assess potential impairment of tangible and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no indications of impairment in the quarter ended March 31, 2014.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. Interest income during the three and nine months ended March 31, 2014 increased as compared to the same periods last year primarily due to the increase in average cash balances.
Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and nine months ended March 31, 2014 was primarily due to a decrease in bank borrowings related to the $20.0 million term loan obtained in May 2012 for our Oregon fab.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$361	$(3)	$364	12,133.3%	$2,486	$2,894	$(408)	(14.1)%
We recognized income tax expense of approximately $0.4 million for the three months ended March 31, 2014 and income tax benefit of $3,000 for the same period last year. The effective tax rate was (12.3)% and 0.0% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate for the three months ended March 31, 2014 was lower than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods and a recognition of approximately $1.0 million previously unrecognized tax benefits and related interest accruals following the lapse of the applicable statute of limitations.
We recognized income tax expense of approximately $2.5 million and $2.9 million for the nine months ended March 31, 2014 and 2013, respectively. The effective tax rate was (729.0%) and 209.6% for the nine months ended March 31, 2014 and 2013, respectively. Our effective tax rate for the nine months ended March 31, 2014 was lower than that for the same period last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the two periods and a recognition of approximately $1.0 million previously unrecognized tax benefits and related interest accruals following the lapse of the applicable statute of limitations.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of March 31, 2014, the outstanding balance of the term loan was $14.3 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2014, we were in compliance with these covenants.
During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State of Oregon may forgive the outstanding balance under the loan and any unpaid interest if we meet certain conditions primarily relating to hiring targets. Currently the State of Oregon is reviewing the loan to determine whether such conditions are satisfied. We believe that it is more likely than not that we will meet those hiring targets. As of March 31, 2014, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.

During the three and nine months ended March 31, 2014, we did not repurchase any shares under our existing $25 million share repurchase program.  Since the inception of the program in 2010, we repurchased an aggregate of 241,770 shares from the open market for a total cost of $2.3 million, at an average price of $9.40 per share.  On or about May 5, 2014, our Board of Directors approved to reactivate the share repurchase program and authorized management to repurchase our common shares up to the remaining balance of the program, or $22.7 million.  The repurchases may be made from the open market or through negotiated block transactions pursuant to a pre-established 10b5-1 trading plan.  The amount and timing of any purchases will depend on a number of factors, including the price and availability of our common share, trading volume and general market conditions.

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

Cash and cash equivalents
As of March 31, 2014 and June 30, 2013, we had $110.6 million and $92.4 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$26,961	$36,253
Net cash used in investing activities	(6,217)	(14,011)
Net cash used in financing activities	(2,505)	(369)
Effect of exchange rate changes on cash and cash equivalents	(11)	1

Net increase in cash and cash equivalents	$18,228	$21,874

Cash flows from operating activities
Net cash provided by operating activities of $27.0 million for the nine months ended March 31, 2014 resulted primarily from net loss of $2.8 million, non-cash charges of $23.5 million and net change in assets and liabilities providing net cash of $6.3 million. The non-cash charges of $23.5 million included (a) $20.9 million of depreciation and amortization expenses, (b) $2.2 million of share-based compensation expense and (c) $1.0 million of net deferred income taxes, partially offset by $0.4 million on allowance for doubtful account and $0.1 million of gain on disposal of property and equipment during the period. The net change in assets and liabilities providing net cash of $6.3 million was primarily due to a (i) $1.5 million decrease in accounts receivable due to the timing of billings and collection of payments, (ii) $8.5 million decrease in inventories as we reduced building up our inventories, (iii) $2.1 million increase in accrued and other liabilities, partially offset by (a) $3.7 million decrease in accounts payable primarily due to decrease in inventory purchase and timing of payment, and (b) $1.1 million decrease in income taxes payable and (c) $1.0 million increase in other current and long term assets primarily due to increase in advance payments to vendors.

Net cash provided by operating activities of $36.3 million for the nine months ended March 31, 2013 resulted primarily from net loss of $1.5 million, non-cash charges of $29.1 million and net change in assets and liabilities providing net cash of $8.7 million. The non-cash charges of $29.1 million included (a) $22.3 million of depreciation and amortization expenses, (b) $3.6 million of share-based compensation expense, (c) $0.5 million of net deferred income taxes, (d) $0.1 million of loss on disposal of property and equipment and (e) $2.6 million of impairment charges of long-lived assets during the quarter ended March 31, 2013. The net change in assets and liabilities providing net cash of $8.7 million was primarily due to a (i) $9.0 million decrease in accounts receivable due to the timing of billings and collection of payments, (ii) $5.4 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, (iii) $0.6 million decrease in other current and long term assets primarily due to decrease in advance payments to suppliers, and (iv) $0.6 million increase in income taxes payable; partially offset by a (a) $1.3 million increase in inventories as we built up our inventories for the Oregon fab ramp up and (b) $5.7 million decrease in accrued and other liabilities primarily related to payment of performance bonuses.

Cash flows from investing activities
Net cash used in investing activities of $6.2 million for the nine months ended March 31, 2014 was primarily attributable to purchase of property and equipment of $6.5 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the period.

Net cash used in investing activities of $14.0 million for the nine months ended March 31, 2013 was primarily attributable to purchase of property and equipment to increase our in-house production capacity.

Cash flows from financing activities
Net cash used in financing activities of $2.5 million for the nine months ended March 31, 2014 was primarily attributable to $2.9 million of repayment of our borrowings and $0.9 million in payment of capital lease obligations, partially offset by $1.3 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Net cash used in financing activities of $0.4 million for the nine months ended March 31, 2013 was primarily attributable to $1.9 million of net repayment to our borrowings and $0.7 million in payment of capital lease obligations; partially offset by a $2.3 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Capital expenditures
Capital expenditures were $6.5 million and $14.0 million for the nine months ended March 31, 2014 and 2013, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment.
Capital expenditures for the nine months ended March 31, 2014 primarily consisted of purchases of equipment for our packaging and testing services, the Oregon fab as well as for upgrading our operational and financial systems. Capital expenditures for the nine months ended March 31, 2013 primarily consisted of purchases of equipment for our packaging and testing services as well as the Oregon fab as we were building the foundation for our wafer manufacturing and new technology development capability under the fab-lite business model following the acquisition of the Oregon fab in January 2012. Such build up of foundation of the Oregon fab, which has been substantially completed, allows us to increase focus on new product development and factory utilization. We expect our total capital expenditures for the fiscal year ending June 30, 2014 to be approximately $10.0 million.
Commitments

As of March 31, 2014 and June 30, 2013, we had approximately $34.9 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of March 31, 2014 and June 30, 2013, we had approximately $3.0 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 30, 2013, contains risk factors identified by the Company, which was updated subsequently in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2013 and December 31, 2013. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we made no sale of unregistered securities and no repurchase of shares under the $25.0 million share repurchase program authorized by our Board of Directors on October 22, 2010. On or about May 5, 2014, our Board of Directors approved to reactivate the share repurchase program with a remaining balance of $22.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Consulting Agreement with Mary L. Dotz dated as of February 3, 2014.
10.2	Amendment to Automatic Grant Program for Non-Employee Directors under the 2009 Share Option/Share Issuance Plan.
10.3	Form of Restricted Share Unit Agreement.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2014

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Interim Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)