Form 10-K
period 2014-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2014-08-29
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2013 was approximately $166 million based on the closing price of the registrant's common share as reported on The NASDAQ Global Market on December 31, 2013 (the last business day of the registrant's most recently completed second quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,335,208 shares of the registrant's common shares outstanding as of July 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2014.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2014

(This page intentionally left blank.)

PART I

Item 1.	Business
Forward Looking Statements
This Annual Report on Form 10-K and the documents incorporated herein by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “intend,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Item 1A.“Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K in its entirety and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown significantly with the introduction of over 150 new products during the fiscal year 2014, and over 195 and 240 new products in the fiscal years 2013 and 2012, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 420 patents and 213 patent applications in the United States as of June 30, 2014. We differentiate ourselves by integrating our expertise in technology, design, manufacturing capability and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2014, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets primarily in Asia. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which enables us to accelerate proprietary technology development, new product introduction and improve our financial performance. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, costs and sales cycle time.
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

As a result of these fundamental differences, the analog semiconductor industry is distinct from the digital semiconductor industry in terms of the complexity of design and the length of product cycle. Improper interactions between analog circuit elements can potentially render an electronic system inoperable. Experienced engineers engaged in the design process are necessary because computer-aided design cannot fully model the behavior of analog circuitry. Therefore, experienced analog engineers with requisite knowledge are in great demand but short supply worldwide. In addition, analog semiconductors tend to have a longer product life cycle because original design manufacturers, or ODMs and original equipment manufacturers, or OEMs typically design the analog portions of a system to span multiple generations of their products. Once designed into an application, the analog portion is rarely modified because even a slight change to the analog portion can cause unexpected interactions with other components, resulting in system instability.
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

Power semiconductors can be either discrete devices, which typically comprise only a few transistors or diodes, or ICs, which incorporate a greater number of transistors.  The function of power discretes is power delivery by switching, transferring or converting electricity.  Power transistors comprise the largest segment of the power discretes market. Power ICs, sometimes referred to as power management ICs, perform power delivery and power management functions, such as controlling and regulating voltage and current and controlling power discretes.

The growth of the power semiconductor market in recent years has several key drivers. The proliferation of computer and consumer electronics, such as desktop computers, notebooks, tablets, smart phones, flat panel displays and portable media players created the need for sophisticated power management to improve power efficiency and extend battery life. The evolution of these products is characterized by increased functionality, thinner or smaller form factors and decreasing prices. Our Power IC and low voltage (5V-40V) MOSFET products address this market. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which is driving the need for our medium voltage (40V-400V) and high voltage (500V-1000V) MOSFET products. The increased application of power semiconductors to control motors in white goods and industrial applications, is driving demand for Insulated Gate Bipolar Transistors, or IGBTs. IGBTs are also being used in renewable energy and automotive applications.

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

Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing cost savings with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. The “fab-lite” model seeks to achieve the best balance between technological advancement and cost effectiveness by using a dedicated in-house technology laboratory to drive rapid new product developments, while utilizing third-party foundry capacity for mature products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily setup for digital technologies, can be limited when it comes to the development of new power semiconductor technologies.
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

In recent years, the PC market has experienced a significant global decline primarily due to continued growth of demand in tablets and smart phones. Because a significant portion of our revenue was dependent upon the PC market, such decline resulted in lower utilization of our Oregon fab and packaging facilities in China. The lower utilization had significant negative impact on our financial performance, especially gross margins. In response to this trend, we have been and are continuing to execute our strategies to diversify our product portfolio and penetrate into other market segments, including the consumer, communications and industrial markets, which we believe we would mitigate and eventually overcome the reduced demand from the declining PC markets. Although we will gradually reduce our reliance on the computing market, we are also committed to continue to support our computing business and capitalize on the opportunity with a more focused PC product strategy.

The Oregon fab represents a strategic acquisition that has enabled us to accelerate our new technology and product development. During fiscal year of 2014, we introduced over 140 medium and high voltage MOSFET, IGBT products, targeting the consumer, communication and industrial markets, as well as low voltage MOSFET products for the computing market.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of over 1,400 products and we have introduced over 150 new products in this past fiscal year. We will continue to leverage our power expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to expand our addressable market and improve our margin profile. We also believe that our expanding product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. Our low-voltage MOSFET series is based on our proprietary technology, which offers increased efficiency and performance by reducing on-resistance and switching losses. We also introduced the XSFET packaging technology platform to provide a high thermal performance solution for advanced computing and high efficiency telecommunications and industrial applications. Our mid-voltage MOSFET portfolio offers high efficiency solutions for advanced telecommunications and industrial power supply applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we developed highly robust and easy-to-use solutions designed for industrial motor control and white goods applications.

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
New Product Introduction

As part our strategy to diversify SAM, we introduced several new products based on our proprietary technology platform during past fiscal year. In the quarter ended September 30, 2013, we released seven new power discrete products in our 600V AlphalGBT portfolio with IGBT solutions ranging from 20A to 60A in the TO247 package. These new products are suitable for a wide variety of applications including household appliances, commercial HVAC systems, photovoltaic inverters, and industrial equipment. In addition, during the quarter ended June 30, 2014, we released new 1350V IGBT optimized for induction heating applications. The device reduces the risk of avalanche destruction from voltage transients. In the quarter ended December 31, 2013, we also introduced a new lower voltage dual MOSFET family in the common-drain configuration in both DFN 5x6 and Micro-DFN 3.2x2 packages. These devices are suitable for battery pack applications to enhance battery pack performance in the latest generation Ultrabooks and tablets, where low conduction loss is essential for optimizing battery life.

For the power IC products, we continue to expand the product family by introducing new solutions to computing and LED back lighting for LCD-TV. During the quarter ended September 30, 2013, we introduced a new generation of high efficiency DrMos power modules. The new device enables higher power density voltage regulator solutions which is ideal for servers, work stations, graphic cards and high-end desktop PC applications. In addition, in the same quarter, we launched a third-generation high efficiency power module with an EZPair package. This new device enables high power density voltage regulator solutions which is ideal for notebook PCs, servers, and graphic cards applications. Moreover, in the quarter ended June 30, 2014, we released dual-channel EZPower Smart Load Switch that delivers up to 6A per channel of continuous current. These devices offer industry leading performance and allow the ideal load switch for a variety of applications.
Distributors and customers
We have developed direct relationships with key OEMs, most of which we serve through our distributors and ODMs. They include Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group. We sell to Samsung Group directly which accounted for 11.6%, 13.0% and 13.9% of our revenue for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. Under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2014 and June 30, 2013, the two largest distributors of our products were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 43.1% and 21.6% of our revenue for the fiscal year ended June 30, 2014, respectively, 41.6% and 24.4% of our revenue for the fiscal year ended June 30, 2013, respectively, and 40.9% and 24.0% of our revenue for fiscal year ended June 30, 2012, respectively.
Sales and marketing

Our marketing department is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including technical marketing engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more for our new market segments, field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs, work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.

Our ability to compete depends on a number of factors, including:

•our success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;

•our capability in quickly developing and introducing proprietary technology and best in class products;

•the performance and cost-effectiveness of our products relative to that of our competitors;

•our ability to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•our ability to recruit and retain analog semiconductor designers and application engineers; and

•our ability to protect our intellectual property.

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
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.
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

Research and development

Because we view technology as a competitive advantage, we invest significant time and capital into research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2014, 2013 and 2012 were $24.4 million, $27.8 million and $30.6 million, respectively. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Our new product development efforts continue to focus on developing products with higher speed, higher efficiency and reliability, higher power density, greater performance and lower costs. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enables us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested significant resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2014, we continued our diversification program by developing new silicon and packaging platforms to expand our SAM and offer higher performanced products.
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
Wafer fabrication

We have transitioned from a fabless to a “fab-lite” business model through the acquisition of the Oregon fab in January 2012. We believe our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries following the acquisition and integration of the Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 28.6%, 37.7% and 49.9% of the wafers used in our products for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
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

Our in-house packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products, and we outsource a small portion of our packaging and testing requirements to other contract manufacturers. Our facilities have the combined capacity to package and test over 500 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.

Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China received ISO9001 Quality Management System certification in recognition of our quality assurance standards and we have maintained certification to the ISO 9001 standard. Our manufacturing facility in Oregon is also certified to the ISO 9001 standard. ISO9001 is a set of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. We also offer lead-free products in order to comply with Restrictions on the use of Hazardous Substances, or RoHS.

We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products, is in strict compliance with our process control, monitoring procedures and product requirements. We also conduct periodic reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance. Our facility in Oregon integrates manufacturing process controls through our manufacturing execution system coupled with wafer process controls that include monitoring procedures, preventative maintenance, statistical process control, and testing to ensure that finished wafers delivered will meet and exceed quality and reliability requirements. All materials used to manufacture wafers are controlled through a strict qualification process.

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
Intellectual property rights
Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including Fairchild Semiconductor International, Inc. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2014, we had 420 patents issued in the United States, of which 39 were acquired, 2 were licensed and 379 were based on our research and development efforts, and these patents are set to expire between 2015 and 2032. We also had a total of 328 foreign patents, including 176 Chinese patents, 141 Taiwanese patents, 6 Korean patents, 4 Hong Kong patents and 1 Japanese patent as of June 30, 2014. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2015 and 2030. In addition, as of June 30, 2014, we had a total of 643 patent applications, of which 213 patents were pending in the United States, 239 patents were pending in China, 178 patents were pending in Taiwan and 13 patents were pending in other countries.

As our technologies are deployed in new applications and as we diversify our product portfolio based on new technology platforms, we may be subject to new potential infringement claims. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources. However, we are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
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

We have implemented an ISO 14001 environmental management system in our manufacturing facilities in China and Oregon. We also require our subcontractors, including foundries and assembly houses, to meet ISO14001 standards. We believe that we have adopted pollution control measures for the effective maintenance of environmental protection standards consistent with the requirements applicable to the semiconductor industry in China and the U.S..

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2014, we have implemented and are in compliance with the related conflict minerals rule.
Employees
As of June 30, 2014, we had approximately 2,750 employees, of which approximately 360 were located in the United States, 2,310 were located in China, and 80 were located in other parts of Asia. Of the total employees, approximately 2,350 were in operations and manufacturing, 150 were in research and development, 130 were in sales and marketing and 120 were in general and administrative. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2014. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	69	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	62	Director and Chief Operating Officer
Yifan Liang	50	Chief Financial Officer and Corporate Secretary
Hamza Yilmaz, Ph.D.	59	Chief Technology Officer
Tony Grizelj	43	Vice President of Power Discrete Product

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

Yifan Liang is currently serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang was previously our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer since October 2006, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang held various positions at PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC's San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

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

Tony Grizelj is currently serving as our Vice President of Power Discrete Product since January 2014. Mr. Grizelj served as our Vice President of Worldwide Sales from March 2011 to December 2013, and our Vice President of Marketing from April 2006 to February 2011. Prior to joining our company in November 2004, Mr. Grizelj served as the Senior Product Marketing Manager at Micrel Semiconductor, Inc., a semiconductor company, from 2000 to 2004. He also held various marketing positions at Siliconix from 1993 to 2000, including regional marketing based in Japan and market development for the MOSFET product line. Mr. Grizelj received his B.S. in electrical engineering from San Jose State University.
Available Information
Our filing documents and information with the Securities and Exchange Commission (the "SEC") are available free of charge electronically through our Internet website, www.aosmd.com. as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information that we file electronically.

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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 45.2%, 50.0% and 54.4% of our total revenue for the years ended 2014, 2013 and 2012, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  Recently, we experienced a significant reduction in the demand for our products due to the declining PC markets, particularly from our distributors and customers in Taiwan, which have negatively impacted our revenue and profitability.

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

Our diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

As part of the growth strategy to diversify our product portfolio and in response to the rapid decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including merchant power supplies, flat panel TVs, smart phones, tablets, gaming consoles, lighting, datacom, home appliances and industrial motor controls. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles, therefore if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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

Our failure to execute any of the above actions successfully or timely may have an adverse effect on our business and financial results.
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

Our success depends upon our ability to develop and introduce new and enhanced products that meet or are compatible with our customer's specifications, performance standards and other product requirements in a timely manner. The development of new and enhanced products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Successful product development and introduction of new products depends on a number of factors, including the accurate product specification; timely completion of design; achievement of manufacturing yields; timely response to changes in customers' product requirements; quality and cost-effective production; and effective marketing. Since many of our products are designed for specific applications, we must frequently develop new and enhanced products jointly with our customers. In the past, we have encountered product compatibility issues with a major OEM that has negatively impacted our financial results, and although we have resolved fully such issues with the OEM, there is no guarantee that the same compatibility issues will not occur in the future with other OEMS. If we are unable to develop or acquire new products that meet or are compatible with our customer's specification and other product requirements in a timely manner, we may lose revenue or market shares with our customers, which could have a material adverse effect on our business, financial position and operating results.
We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.
We invest significant resources to compete with other power semiconductor companies to obtain winning competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract us from or delay the completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot be assured that these efforts would result in a design win, that our product would be incorporated into an end customer's initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business and improve our financial results will be harmed.
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
 Our success depends on the ability of our OEM end customers to sell their products incorporating our products. In addition, we have expanded our business model to include more OEMs in our direct customer base. The failure of our OEM end customers to achieve or maintain commercial success for any reason could harm our business, results of operations, and financial condition and prospects.

We expect to incur significant fixed manufacturing costs in connection with the operation of our Oregon fab, which may negatively impact our results of operations, and the operation of our own fabrication facility may subject us to additional risks and the need for additional capital expenditures.

The operation of our own fabrication facility requires significant fixed manufacturing cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, in particular the decline of the PC market, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity, which may adversely affect our operating results. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities. The manufacturing processes of a fabrication facility are complex and subject to interruptions. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and distract us from the development of new and enhanced product which may have a significant negative impact on our financial results.

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
Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing anomalies, which can affect both the quality and the yield of the product. It can also be potentially dangerous as defective power components, or improper use of our products by customers, may lead to power overloads, which could result in explosion or fire. As our products become more complex, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products and these products were returned to us and subsequently scrapped or sold at a discount. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.
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

The utilization of our manufacturing facilities and the provisions for inventory write-downs are important factors in our profitability. If we overestimate demand for our products, or if purchase orders are canceled or shipments delayed, we may have excess inventory, which may result in adjustments to our production plans. These adjustments to our productions may affect the utilization of our own wafer fabrication and packaging facilities. If we cannot sell certain portion of the excess inventory, it will affect our provisions for inventory write-downs. Our inventory write-down provisions are subject to adjustment based on events that may not be known at the time the provisions are made, and such adjustments could be material and impact our financial results negatively.

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
In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, base in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results.
We face intense competition and may not be able to compete effectively which could reduce our revenue and market share.
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Diodes Incorporated, Fairchild Semiconductor International, Inc., Infineon Technologies AG, International Rectifier Corporation, MagnaChip Semiconductor Corporation, ON Semiconductor Corporation, STMicroelectronics N.V., Toshiba Corporation and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc. We expect to face competition in the future from our competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Many of our competitors have competitive advantages over us, including:

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
If we are unable to compete effectively for any of the foregoing or other reasons, our business, results of operations, and financial condition and prospects will be harmed.

We depend partly on third-party semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity and control the cost of production could significantly delay our ability to ship our products, damage our relationships with customers, reduce our sales and increase expenses.

Under our “fab Lite” business model in which the allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. Nevertheless, we expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 28.6%, 37.7% and 49.9% of the wafers used in our products for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

We have two in-house packaging and testing facilities located in Shanghai, China that handle most of our packaging and testing requirements. The operation of high-volume packaging and testing facilities and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operate efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. Due to the fixed costs associated with operating our own packaging and testing facilities, if we are unable to utilize our in-house facilities at a desirable level of production, our gross margin and results of operations may be adversely affected. For example, a significant decline in our market share or sales orders may negatively impact our factory utilization and reduce our ability to achieve profitability.
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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 64.7%, 66.0% and 64.9% of our revenue for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Our agreement with Frontek Technology Corporation, a member of WPG, has an one-year term but is automatically renewed for an additional one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. Our agreement with Promate was renewed in July 2010 with a five-year term and thereafter will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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

Our fabrication and packaging processes depend on raw materials such as silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable price. In addition, from time to time, we may need to reject raw materials because they do not meet our specifications or the sourcing of such materials do not comply with our conflict mineral policies, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.
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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $14.6 million and $13.2 million at June 30, 2014 and 2013, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2014 and 2013 were both $1.6 million.
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
Our success depends upon the continuing services of members of our senior management team and various engineering and other technical personnel. In particular, our engineers and other sales and technical personnel are critical to our future technological and product innovations. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is limited. We have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including engineers and others, could adversely affect our product introductions, overall business growth prospects, results of operations and financial condition.

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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2014, we owned 420 issued U.S. patents expiring between 2015 and 2032 and had 213 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

 We also rely on customary contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees, distributors or consultants will not assert rights to intellectual property arising out of such contracts.
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
As is typical in the semiconductor industry, we or our customers may receive claims of infringement from time to time or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties that may cover some of our technology, products and services or those of our end customers. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights which has resulted in protracted and expensive arbitration and litigation for many companies. Patent litigation has increased in recent years due to increased assertions made by intellectual property licensing entities or non-practicing entities and increasing competition and overlap of product functionality in our markets.

Any litigation or arbitration regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. We have in the past and may from time to time in the future become involved in litigation that requires our management to commit significant resources and time. In addition, as part of our strategy to diversify our serviceable markets, we launched several key product families and technologies to enable high efficiency power conversion solutions and we plan to develop and commercialize new products in other power semiconductor markets. Our entry into the commercial markets for high-voltage power semiconductors and other markets as a result of our diversification strategy may subject us to additional and increased risk of disputes or litigation relating to these products.
Because of the complexity of the technology involved and the uncertainty of litigation generally, any intellectual property arbitration or litigation involves significant risks. Any claim of intellectual property infringement against us may require us to:

•	Incur substantial legal and personnel expenses to defend the claims or to negotiate for a settlement of claims;

•	pay substantial damages or settlement to the party claiming infringement;

•	refrain from further development or sale of our products;

•	attempt to develop non-infringing technology, which may be expensive and time consuming, if possible at all;

•	enter into costly royalty or license agreements that might not be available on commercially reasonable terms or at all;

•	cross-license our technology with a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; and

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

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
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

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions across offices internationally. We rely upon such information technology systems to manage and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and services, maintain vital data and information, perform financial and accounting tasks and manage and perform various administrative and human resources functions. A substantial disruption in our information technology systems for any extended time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man−made events or by computer viruses, physical or electronic break−ins, cyber attacks and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, results of operations and financial condition.
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
We have adopted a global business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. The following are some of the risks inherent in doing business on an international level that may not be applicable to domestic companies:

•	economic and political instability;

•	costs and delays associated with transportations and communications;

•	coordination of operations through multiple jurisdictions and time zones;

•	fluctuations in foreign currency exchange rates;

•	trade restrictions, changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property; and

•	the laws of, including tax laws, and the policies of the U.S. toward, countries in which we operate.

We are subject to the risk of increased income taxes and changes in existing tax rules.

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea and Japan. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was (887.5)%, (254.2)% and 21.7% for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

In addition, our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and other subsidiaries in different jurisdictions. We have adopted transfer pricing arrangements for transactions among our subsidiaries. Related party transactions are generally subject to close review by tax authorities, including requirements that transactions be priced at arm's length and be adequately documented. If any tax authorities were successful in challenging our transfer pricing policies or other tax judgments, our income tax expense may be adversely affected and we could also be subject to interest and penalty charges which may harm our business, financial condition and operating results.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2014 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
Our ability to successfully expand our business operations in China depends on a number of factors, including macroeconomic and other market conditions, and credit availability from lending institutions. In response to the recent global and Chinese economic recession, the China government has promulgated several measures aimed at expanding credit and stimulating economic growth. We cannot assure you that the various macroeconomic measures, monetary policies and economic stimulus package adopted by the China government to guide economic growth will be effective in maintaining or sustaining the growth rate of the Chinese economy. If measures adopted by the China government fail to achieve further growth in the Chinese economy, it may adversely affect our growth, business strategies and operating results. In addition, changes in political and social conditions of China may adversely affect our ability to conduct our business in the region. For example, geopolitical disputes and increased tensions between China and its neighboring countries in which we conduct business could make it more difficult for us coordinate and manage our international operations in such countries.
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

As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $85.6 million, or 30.3% of our total consolidated net assets as of June 30, 2014. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

Our result of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollars and Chinese Yuan, or RMB.

While U.S. dollars is our main functional currency and our revenue and a significant portion of our operating expenses are denominated in U.S. dollars, we are required to maintain local currencies, primarily the RMB, in our cash balances in connection with the funding of our oversea operations.   As a result, our costs and operating expenses may be exposed to adverse movements in foreign currency exchange rates between the U.S. dollars and RMB.  We also do not utilize any financial instruments to hedge or reduce potential losses due to the fluctuation of foreign currency exchange rates.  In general, any appreciation of U.S. dollars against a weaker RMB could reduce the value of our cash and cash equivalent balance, which could increase our operating expenses and negatively affect our cash flow, income and profitability.  The value of RMB against the U.S. dollars may fluctuate and is affected by many factors outside of our control, including changes in political and economic conditions, implementation of new monetary policies by the Chinese government and changes in banking regulations, and there is no guarantee that we will be able to mitigate or recoup any losses due to a significant fluctuation in the U.S. dollars/RMB exchange rates.
Controversies affecting China's trade with the United States could harm our business.
While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies between the United States and China may arise that threaten the trading relationship between the two countries. At various times during recent years, the United States and China have had disagreements over political and economic issues. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. These controversies and trade frictions could have a material adverse effect on our business by, among other things, making it more difficult for us to coordinate our operations between the United States and China or causing a reduction in the demand for our products by customers in the United States or China.
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

Limited trading volumes and liquidity of our common shares on The NASDAQ Global Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Market ranged from a low of $6.83 to high of $17.91 from the commencement of the public trading of our common shares on April 29, 2010, to July 31, 2014 and from a low of $6.83 to high of $9.30 from July 1, 2013 to June 30, 2014. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products, including the PC markets;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	our ability to increase our gross margin;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	announcement of acquisition and major corporate transactions;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	announcements regarding intellectual property disputes or litigation involving us or our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	additions or departures of key personnel;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China; and

•	other factors.
  In the past, securities class action litigation has often been brought against a company following periods of volatility in such company's share price.  This type of litigation could result in substantial costs and divert our management's attention and resources which could negatively impact our business and financial conditions.
If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common shares or if our operating results do not meet their expectations, the trading price of our common shares could decline.

The market price of our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. There is no guarantee that these analysts will understand our business and results, or that their reports will be accurate or correctly predict our operating results or prospects. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price of our common shares or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common shares or if our operating results or prospects do not meet their expectations, the market price of our common shares could decline significantly.
Anti-takeover provisions in our bye-laws could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management.
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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 20% of our outstanding common shares as of June 30, 2014. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2014, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 5/8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	225,082	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	229,250	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,000	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

7F, Unit 3 & 5, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	6,834	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support
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

2013		High	Low
First Fiscal Quarter :	July 1, 2012 - September 30, 2012	$10.34	$7.02
Second Fiscal Quarter:	October 1, 2012 - December 31, 2012	$8.96	$7.50
Third Fiscal Quarter:	January 1, 2013 - March 31, 2013	$9.30	$8.06
Fourth Fiscal Quarter:	April 1, 2013 - June 30, 2013	$9.19	$7.10

2014
First Fiscal Quarter :	July 1, 2013 - September 30, 2013	$8.74	$7.08
Second Fiscal Quarter:	October 1, 2013 - December 31, 2013	$8.39	$7.14
Third Fiscal Quarter:	January 1, 2014 - March 31, 2014	$7.94	$6.83
Fourth Fiscal Quarter:	April 1, 2014 - June 30, 2014	$9.30	$7.06
Holders of Our Common Shares
As of July 31, 2014, there were approximately 17 registered shareholders, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2014, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million. The repurchases may be made from the open market or through negotiated block transactions and to date repurchases have been made pursuant to a pre-established 10b5-1 trading plan. Such 10b5-1 trading plan was expired in August 2014 and the Board intends to review conditions from time to time to determine whether it is appropriate to implement a new 10b5-1 trading plan or to conduct repurchases under the program outside of a 10b5-1 trading plan. The amount and timing of any purchases will depend on a number of factors, including but not limited to the price and availability of our common shares, trading volume of our common shares, applicable regulatory requirements, our business and financial conditions and general market environment, and there is no guarantee that any repurchases will be made or that such repurchases may enhance the value of our shares. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction to shareholders' equity. The following table sets for the share repurchases under this program during the fiscal quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
May 14, 2014 to May 28, 2014	119,594	$7.66	119,594	$21,813,000

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2014, 2013 and 2012 and selected consolidated balance sheet data as of June 30, 2014 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2011 and 2010 and selected consolidated balance sheets as of June 30, 2012, 2011 and 2010 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2014	2013	2012	2011 (1)(2)	2010
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$318,121	$337,436	$342,291	$361,308	$301,840
Cost of goods sold	259,050	272,851	259,126	256,087	221,649
Gross profit	59,071	64,585	83,165	105,221	80,191
Operating expenses:
Research and development	24,409	27,833	30,630	29,470	20,943
Selling, general and administrative	34,855	35,473	35,800	37,937	26,323
Impairment of long-lived assets	—	2,557	—	—	—
Total operating expenses	59,264	65,863	66,430	67,407	47,266
Operating income (loss)	(193)	(1,278)	16,735	37,814	32,925
Interest income	124	76	105	280	39
Interest expense	(266)	(372)	(342)	(263)	(189)
Income on equity investment in APM	—	—	—	1,768	6,546
Gain on equity interest in APM	—	—	—	837	—
Income (loss) before income taxes	(335)	(1,574)	16,498	40,436	39,321
Income tax expense	2,973	4,001	3,581	2,609	1,497
Net income (loss)	$(3,308)	$(5,575)	$12,917	$37,827	$37,824
Less 8% non-cumulative dividends on
convertible preferred shares	—	—	—	—	(3,453)
Net income (loss) attributable to common shareholders - Basic	$(3,308)	$(5,575)	$12,917	$37,827	$34,371
Adjustment to net income (loss) for dilutive securities	—	—	—	—	3,453
Net income (loss) attributable to common shareholders - Diluted	$(3,308)	$(5,575)	$12,917	$37,827	$37,824
Net income (loss) per share attributable to common shareholders
Basic	$(0.13)	$(0.22)	$0.52	$1.61	$3.24
Diluted	$(0.13)	$(0.22)	$0.50	$1.51	$1.78
Weighted average number of shares used in computing net income (loss) per share attributable to common shareholders
Basic	25,952	25,348	24,656	23,495	10,594
Diluted	25,952	25,348	25,606	24,989	21,192

	Year Ended June 30,
	2014	2013	2012	2011 (1)(2)	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$117,788	$92,406	$82,166	$86,708	$119,001
Working Capital	$154,163	$152,364	$129,862	$118,366	$117,182
Total assets	$364,348	$356,321	$366,157	$347,438	$258,656
Bank borrowings - long term	$—	$13,571	$16,429	$—	$—
Capital leases - long term	$1,005	$195	$1,085	$130	$436
Total shareholders' equity	$283,035	$281,451	$279,393	$260,250	$189,446

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

Conversion from International Financial Reporting Standards ("IFRS") to U.S. GAAP
We formerly prepared our consolidated financial statements under IFRS and filed our IFRS financial statements for the fiscal year ended June 30, 2010 in our annual report on Form 20-F. Pursuant to SEC requirements, we assessed our ownership structure as of December 31, 2010 and determined that we no longer qualified as a foreign private issuer under applicable SEC rules. As a result, beginning July 1, 2011, we were required to report our consolidated financial statements under U.S. GAAP and file our annual report on Form 10-K, as well as to comply with additional SEC reporting obligations as a domestic issuer. Accordingly, we have converted our consolidated financial statements under IFRS to U.S. GAAP. A summary of significant relevant differences of individual items in the financial statements between IFRS and U.S. GAAP and their impact to the above historical consolidated financial data for the years ended June 30, 2011 and 2010 is outlined below:
Inventory reserves
We record inventories at the lower-of-cost-or-market under both U.S. GAAP and IFRS. Under U.S. GAAP, a write-down of inventory to the lower-of-cost-or-market creates a new cost basis that subsequently cannot be reversed based on changes in circumstances. Under IFRS, when circumstances that previously caused the inventory write down no longer exist or when there is clear evidence of an increase in net realizable value, the amount of the write-down is reversed even though the associated inventories have not been sold. The impact to the statement of income (loss) due to the difference between U.S. GAAP and IFRS was to increase inventory reserves for the fiscal year ended June 30, 2010 by $100,000.
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
The increase in share-based compensation expense resulted from the accounting for the different transition dates between U.S. GAAP and IFRS and the application of APB 25 for the fiscal year ended June 30, 2010 was $115,000.
Investment in APM
We have made various investments in APM since APM's inception in July 2004. Prior to our acquisition of APM in December 2010, the investment was accounted for under the equity method of accounting under both IFRS and U.S. GAAP. The changes in income on equity investment in APM resulted from the difference between U.S. GAAP and IFRS for the fiscal year ended June 30, 2010 was $251,000.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown significantly with the introduction of over 150 new products during the fiscal year 2014, and over 195 and 240 new products in the fiscal years 2013 and 2012, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe it enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of approximately 420 patents and 213 patent applications in the United States as of June 30, 2014. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2014, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, for the power discrete products, in the September quarter of 2013, we released seven new products in our 600V AlphalGBT portfolio with high efficiency Insulated Gate Bipolar Transistor (IGBT) solutions ranging from 20A to 60A in the TO247 package. These new products are suitable for a wide variety of applications including household appliances, commercial HVAC systems, photovoltaic inverters, and industrial equipment. In addition, in the June quarter of 2014, we released new 1350V IGBT optimized for induction heating applications. The device prevents avalanche destruction from voltage transients. In the December quarter of 2013, we also introduced a new lower voltage dual MOSFET family in the common-drain configuration in both DFN 5x6 and Micro-DFN 3.2x2 packages. These devices are suitable for battery pack applications to enhance battery pack performance in the latest generation Ultrabooks and tablets, where low conduction loss is essential for optimizing battery life. For the power IC products, we continue to expand the product family by introducing new solutions to LED lighting and LED back lighting for LCD-TV. In the September quarter of 2013, we introduced a new generation of high efficiency DrMos power modules. The new device enables higher power density voltage regulator solutions which is ideal for servers, work stations, graphic cards and high-end desktop PC applications. In addition, in the same quarter, we launched a third-generation high efficiency power module with an EZPair package. This new device enables high power density voltage regulator solutions which is ideal for notebook PCs, servers, and graphic cards applications. Moreover, in the June quarter of 2014, we released dual-channel EZPower Smart Load Switch that delivers up to 6A per channel of continuous current. These devices offer industry leading performance and allow the ideal load switch for a variety of applications.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computer, or PC markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Any decline in the PC markets would have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

We have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, such as the consumer, communication and industrial market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC markets. As we develop and sell new products that serve more diversified markets, we expect that sales based on the PC markets, as a percentage of the total revenue, will continue to decline. Our revenue from the PC markets accounted for approximately 45.2%, 50.0% and 54.4% of our total revenue for the years ended June 30, 2014, 2013 and 2012, respectively. However, if the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.
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
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market shares with customers.
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

Manufacturing Costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected. For example, we may experience lower capacity utilization at our factories as a result of declining PC markets, which could adversely affect our gross margin and profitability.
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
Cost of goods sold
Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and cost associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase. We implemented a process to improve our factory capacity utilization rates by transferring more wafer production to our Oregon fab and reducing our reliance on outside foundries. While our utilization rates cannot be immune to the market conditions, our goal is to make them less vulnerable to market fluctuations. We believe our market diversification strategy and product growth will drive higher volume of manufacturing which will improve our factory utilization rates and gross margin in the long run.
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
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2014, 2013 and 2012. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2014	2013	2012	2014	2013	2012
	(in thousands)			(% of revenue)
Revenue	$318,121	$337,436	$342,291	100.0%	100.0%	100.0%
Cost of goods sold (1)	259,050	272,851	259,126	81.4%	80.9%	75.7%
Gross profit	59,071	64,585	83,165	18.6%	19.1%	24.3%
Operating expenses:
Research and development (1)	24,409	27,833	30,630	7.7%	8.2%	8.9%
Selling, general and administrative (1)	34,855	35,473	35,800	11.0%	10.5%	10.5%
Impairment of long-lived assets	—	2,557	—	—%	0.8%	—%
Total operating expenses	59,264	65,863	66,430	18.7%	19.5%	19.4%
Operating income (loss)	(193)	(1,278)	16,735	(0.1)%	(0.4)%	4.9%
Interest income	124	76	105	—%	—%	—%
Interest expense	(266)	(372)	(342)	(0.1)%	(0.1)%	(0.1)%
Income (loss) before income taxes	(335)	(1,574)	16,498	(0.2)%	(0.5)%	4.8%
Income tax expense	2,973	4,001	3,581	0.9%	1.2%	1.0%
Net income (loss)	$(3,308)	$(5,575)	$12,917	(1.1)%	(1.7)%	3.8%
(1) Includes share-based compensation expense allocated as follows:

	Year Ended June 30,
	2014	2013	2012	2014	2013	2012
	(in thousands)			(% of revenue)
Cost of goods sold	$614	$700	$532	0.2%	0.2%	0.2%
Research and development	786	1,402	1,361	0.2%	0.4%	0.4%
Selling, general and administrative	1,975	2,717	3,529	0.6%	0.8%	1.0%
	$3,375	$4,819	$5,422	1.0%	1.4%	1.6%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2014	2013	2012	2014		2013
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$246,033	$265,150	$267,059	$(19,117)	(7.2)%	$(1,909)	(0.7)%
Power IC	53,993	52,841	53,396	1,152	2.2%	(555)	(1.0)%
Packaging and testing services	18,095	19,445	21,836	(1,350)	(6.9)%	(2,391)	(10.9)%
	$318,121	$337,436	$342,291	$(19,315)	(5.7)%	$(4,855)	(1.4)%

Fiscal 2014 vs 2013

Total revenue was $318.1 million for fiscal year 2014, a decrease of $19.3 million, or 5.7%, as compared to $337.4 million for fiscal year 2013. The decrease consisted of $19.1 million and $1.4 million decrease in sales of power discrete products and packaging and testing services, respectively, partially offset by an increase in sales of power IC products of $1.2 million. The net decrease in product revenue, including power discrete and power IC products was mainly a result of a 7.0% decrease in average selling price primarily due to selling price erosion in the computing and consumer markets as compared to fiscal year 2013, partially offset by a 1.2% increase in unit shipments and to a lesser extent, a shift in product mix as a result of reduced demand for our products related to PC applications. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand as a result of the declining PC market. In response to the declining PC market, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC market. During fiscal year 2014, we accelerated the development of new technology platforms which allowed us to introduce 62 medium and high voltage MOSFET products, targeting the consumer, communication and industrial markets, as well as 48 low voltage MOSFET products for the computing market. In addition, we introduced 23 Power IC new products for consumer, communications and computing applications.

Fiscal 2013 vs 2012

Total revenue was $337.4 million for fiscal year 2013, a decrease of $4.9 million, or 1.4%, as compared to $342.3 million for fiscal year 2012. The decrease consisted of $1.9 million, $0.6 million and $2.4 million decrease in sales of power discrete, power IC products and packaging and testing services, respectively. The decrease in sales of power discrete and power IC products was mainly a result of a 4.2% decrease in average selling price partially offset by a 3.8% increase in unit shipments as compared to last year. The 4.2% decrease in average selling price was mainly due to a shift in product mix, the reduced demand for our products related to PC applications, and to a lesser extent, selling price erosion in the computing and consumer markets. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand as a result of the declining PC market.
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2014	2013	2012	2014		2013
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$259,050	$272,851	$259,126	$(13,801)	(5.1)%	$13,725	5.3%
Percentage of revenue	81.4%	80.9%	75.7%

Gross profit	$59,071	$64,585	$83,165	$(5,514)	(8.5)%	$(18,580)	(22.3)%
Percentage of revenue	18.6%	19.1%	24.3%

Fiscal 2014 vs 2013

Cost of goods sold was $259.1 million for fiscal year 2014, a decrease of $13.8 million, or 5.1%, as compared to $272.9 million for fiscal year 2013, primarily as a result of the overall manufacturing cost reduction due to continued cost control efforts and factory utilization improvement during fiscal year 2014 as well as the impact of the $7.7 million non-recurring inventory write-down during fiscal year 2013 for certain excess and obsolete inventory consisting of developed products for PC applications for a major OEM that were not compatible with its particular applications, which had subsequently been fully resolved. Gross margin decreased by 0.5 percentage points to 18.6% for fiscal year 2014, as compared to 19.1% for fiscal year

2013. The decrease in gross margin was primarily due to reduced average selling price mainly as a result of lower demand in the declining PC market during the current year, despite the $7.7 million non-recurring inventory write-down in fiscal year 2013, partially offset by the positive impact of improved factory utilization and continued factory cost reduction efforts during the current year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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
Research and development expenses

	Year Ended June 30,			Change
	2014	2013	2012	2014		2013
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$24,409	$27,833	$30,630	$(3,424)	(12.3)%	$(2,797)	(9.1)%

Fiscal 2014 vs 2013

Research and development expenses were $24.4 million for fiscal year 2014, a decrease of $3.4 million, or 12.3%, as compared to $27.8 million for fiscal year 2013. The decrease was primarily attributable to a $2.6 million decrease in product prototyping engineering expenses mainly due to temporary shut downs of the Company as cost control measures, $0.6 million decrease in shared-based compensation expense primarily due to increased cancellations of stock options and rewards, $0.2 million decrease in depreciation and amortization expenses as a result of certain assets were fully amortized in fiscal year of 2013. We continue to invest significant resources in developing new technologies and new products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2014	2013	2012	2014		2013
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$34,855	$35,473	$35,800	$(618)	(1.7)%	$(327)	(0.9)%

Fiscal 2014 vs 2013

Selling, general and administrative expenses were $34.9 million for fiscal year 2014, a decrease of $0.6 million, or 1.7%, as compared to $35.5 million for fiscal year 2013. The decrease was primarily due to a $0.7 million decrease in share-based compensation due to increased cancellations of stock options and awards during the current year, a $0.7 million decrease in depreciation and amortization expenses primarily due to certain assets that were fully amortized in fiscal year 2013 and less acquisitions of fixed assets during the current year, a $0.3 million decrease in marketing and commission expenses due to reduced sales and marketing activities, a $0.4 million in recovery of doubtful accounts as a result of continued effort in collection from a service customer in current fiscal year, as well as a $0.4 million decrease in audit and tax consulting fees due to reduced related consulting activities. These decreases were partially offset by a $0.8 million increase in unrealized foreign exchange losses related to our cash and cash equivalents denominated in Renminbi or RMB, held by our subsidiaries in China, caused by the recent appreciation of USD against RMB, and a $0.8 million increase in employee compensation and benefits due to headcount increase, as well as a $0.3 million of business tax refunds of a subsidiary in China during fiscal year 2013.

Fiscal 2013 vs 2012

Selling, general and administrative expenses were $35.5 million for fiscal year 2013, a decrease of $0.3 million, or 0.9%, as compared to $35.8 million for fiscal year 2012. The decrease was primarily due to a $0.8 million decrease in share-based compensation due to increased cancellations of stock options and other equity awards, a $0.7 million decrease in accounting, Sarbanes-Oxley compliance and consulting fees due to the decrease in related accounting and consulting activities, a $0.3 million decrease in business taxes primarily due to a business tax refund received by a subsidiary in China during fiscal year 2013, a $0.2 million decrease in sales commission primarily due to decrease in sales and a $0.6 million bad debt expenses incurred related to a service customer during fiscal year 2012, and these decreases were partially offset by a $1.4 million increase in employee compensation, benefits and business expenses mainly due to increase in headcount, a $0.3 million increase in depreciation and amortization expenses primarily due to fixed assets acquired during fiscal year 2013 and a $0.6 million increase in legal expenses due to increased legal consulting services.
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

During the fourth quarter of fiscal year 2014, we evaluated our amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeded the carrying value of the intangible assets and no impairment charge was recorded. During the same period, we also evaluated our goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded.
Interest income and expenses

Interest income was primarily related to interest earned from cash and cash equivalents. The increase in interest income for fiscal year 2014 as compared to fiscal year 2013 was primarily due to increase in average cash balances. The decrease in interest income for fiscal year 2013 as compared to fiscal year 2012 was primarily due to lower average interest rate.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses for fiscal year 2014 was primarily due to a decrease in bank borrowings related to $20.0 million term loan obtained in May 2012 for our Oregon fab as compared to fiscal year 2013. The increase in interest expenses for fiscal year 2013 was primarily due to an increase in bank borrowings, including the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab as compared to fiscal year 2012.

Income tax expense

	Year Ended June 30,			Change
	2014	2013	2012	2014		2013
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$2,973	$4,001	$3,581	$(1,028)	(25.7)%	$420	11.7%

Fiscal 2014 vs 2013

Income tax expense for fiscal years 2014 and 2013 was $3.0 million and $4.0 million, respectively. Income tax expense decreased by $1.0 million, or 25.7%, in fiscal year 2014 as compared to fiscal year 2013 primarily due to a reduction in our uncertain tax positions offset partially by a change in the mix of earnings in various geographic jurisdictions.

Fiscal 2013 vs 2012

Income tax expense for fiscal years 2013 and 2012 was $4.0 million and $3.6 million, respectively. Income tax expense increased by $0.4 million, or 11.7%, in fiscal year 2013 as compared to fiscal year 2012 primarily due to the changes in the mix of earnings in various geographic jurisdictions, which was partially offset by the tax benefits from the January 2013 reinstatement of the U.S. federal R&D credit retroactive to January 1, 2012.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of July 31, 2014 and 2013, the outstanding balance of the term loan was $13.5 million and $16.4 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of July 31, 2014 and 2013, we were in compliance with these covenants.

During July 2012, we entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the outstanding balance under the loan and any unpaid interest if we meet certain conditions primarily relating to hiring targets. Currently the State of Oregon is reviewing the loan to determine whether such conditions are satisfied. We believe that it is more likely than not that we will meet those hiring targets. As of July 31, 2014, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.

Our Board of Directors periodically considers various options to utilize our cash reserve to enhance the value of our shareholders. On May 8, 2014, our Board of Directors approved to reactivate our existing $25.0 million share repurchase program and authorized management to repurchase, subject to oversight by the Board, our common shares up to remaining balance of the program, or $22.7 million. The repurchases may be made from the open market or through negotiated block transactions, and to date repurchases have been made pursuant to a pre-established 10b5-1 trading plan. Such 10b5-1 trading plan was expired in Augus

t 2014 and the Board intends to review conditions from time to time to determine whether it is appropriate to implement a new 10b5-1 trading plan or to conduct repurchases under the program outside of a 10b5-1 trading plan. The amount and timing of any purchases will depend on a number of factors, including but not limited to the price and availability of our common shares, trading volume of our common shares, applicable regulatory requirements, our business and financial conditions and general market environment, and there is no guarantee that any repurchases will be made or that such repurchases may enhance the value of our shares. During the fourth quarter of fiscal year 2014, we repurchased 119,594 shares from the open market for a total cost of $0.9 million, at an average price of $7.66 per share. As of June 30, 2014, we repurchased an aggregate of 361,364 shares from the open market for a total cost of $3.2 million, at an average price of $8.82 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As of June 30, 2014, of the 361,364 repurchased shares, 21,650 shares with a weighted average repurchase price of $13.81 per share, were reissued at an average price of $3.00 per share for option exercises and vested restricted stock units.

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

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.  As of June 30, 2014 and 2013, such restricted portion amounted to approximately $85.6 million and $85.9 million, or 30.3% and 30.5%, of our total consolidated net assets, respectively.

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
Cash and cash equivalents
As of June 30, 2014 and 2013, we had $117.8 million and $92.4 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $117.8 million and $92.4 million cash and cash equivalents, $77.0 million and $53.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$37,644	$28,007	$32,881
Net cash used in investing activities	(9,191)	(17,278)	(57,931)
Net cash provided by (used in) financing activities	(3,081)	(485)	20,462
Effect of exchange rate changes on cash and cash equivalents	10	(4)	46
Net increase (decrease) in cash and cash equivalents	$25,382	$10,240	$(4,542)
Cash flows from operating activities

Net cash provided by operating activities of $37.6 million for fiscal year 2014 resulted primarily from net loss of $3.3 million, non-cash charges of $31.5 million and net change in assets and liabilities providing net cash of $9.4 million. The non-cash charges of $31.5 million included depreciation and amortization expenses of $27.9 million, share-based compensation expense of $3.4 million, and net deferred income taxes of $0.8 million, partially offset by allowance for doubtful account of $0.4 million and gain on disposal of property and equipment of $0.2 million during the fiscal year 2014. The net change in assets and liabilities providing net cash of $9.4 million was primarily due to $1.8 million decrease in inventories as we reduced our inventories, $2.1 million decrease in accounts receivable due to the timing of billings and collection of payments, $5.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and $2.4 million increase in accrued and other liabilities primarily related to employee compensation and performance bonuses, partially offset by $0.9 million decrease in income taxes payable, and $1.5 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

Net cash provided by operating activities of $28.0 million for fiscal year 2013 resulted primarily from net loss of $5.6 million, non-cash charges of $37.8 million and net change in assets and liabilities using net cash of $4.2 million. The non-cash charges of $37.8 million included $29.4 million in depreciation and amortization expenses, $4.8 million in share-based compensation expense, $1.0 million in net deferred income taxes, and $2.6 million in impairment charges of long-lived assets during the third quarter. The net change in assets and liabilities using net cash of $4.2 million was primarily due to $0.7 million decrease in income taxes payable, $2.6 million increase in inventories as we built up our inventories for the Oregon fab ramp up, and $5.4 million decrease in accrued and other liabilities primarily related to payment of performance bonuses, partially offset by $0.6 million decrease in accounts receivable due to the timing of billings and collection of payments, $1.8 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and $2.1 million decrease in other current and long-term assets primarily due to decrease in advance payments to suppliers.

Net cash provided by operating activities of $32.9 million for fiscal year 2012 resulted primarily from net income of $12.9 million, non-cash charges of $29.8 million and net change in assets and liabilities using net cash of $9.8 million. The non-cash charges of $29.8 million included $25.3 million in depreciation and amortization, $5.4 million in share-based compensation expense and $0.6 million in allowance for doubtful accounts, partially offset by $1.5 million in net deferred income taxes. The net change in working capital using net cash of $9.8 million was primarily due to $3.1 million decrease in accounts receivable due to the timing of billings and collection of payments, $1.6 million decrease in inventories as we reduced our inventories in response to changes in market condition, $1.3 million decrease in other current and long-term assets primarily due to a decrease in advance payments to suppliers, $4.5 million increase in accrued and other liabilities primarily related to expenses of the Oregon fab and $0.4 million increase in income taxes payable, offset by a $20.8 million decrease in accounts payable primarily due to timing of payment.
Cash flows from investing activities

Net cash used in investing activities of $9.2 million for the fiscal year 2014 was primarily attributable to $9.4 million purchase of property and equipment to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of certain equipment.

Net cash used in investing activities of $17.3 million for the fiscal year 2013 was primarily attributable to $17.6 million purchase of property and equipment to increase our in-house production capacity, partially offset by $0.3 million proceeds from sale of certain equipment.

Net cash used in investing activities of $57.9 million for fiscal year 2012 was primarily attributable to $36.3 million for purchase of property and equipment to increase our in-house production capacity at the Oregon fab facility, $21.3 million of cash for acquisition of the Oregon fab in January 2012, $0.2 million increase in restricted cash, and $0.1 million related to the investment in a privately held company.
Cash flows from financing activities

Net cash used in financing activities of $3.1 million for the fiscal year 2014 was primarily attributable to $3.6 million of repayment to our borrowings, $1.0 million for repurchase of our common shares under the repurchase program, and $1.3 million in payment of capital lease obligations; partially offset by a $2.7 million of proceeds from exercises of share options and issuance of shares under the ESPP.

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
Contractual Obligations
Our contractual obligations as of June 30, 2014 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$13,571	$13,571	$—	$—	$—
Oregon state loan	275	275	—	—	—
Capital leases	2,173	1,123	1,000	50	—
Operating leases	15,009	3,164	4,414	3,861	3,570
Capital commitments with respect to property and equipment	4,644	4,644	—	—	—
Purchase commitments with respect to inventories and research and development	34,510	34,510	—	—	—

Total contractual obligations	$70,182	$57,287	$5,414	$3,911	$3,570
As of June 30, 2014, we had recorded liabilities of $2.0 million for uncertain tax positions and $0.3 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.
Off-Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty accrual, income taxes, share-based compensation, and useful lives for property and equipment and for goodwill and intangible assets.
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
Inventory reserves
We carry inventories at the lower of cost (determined on a first-in, first-out basis) or market value. Cost primarily consists of semiconductor wafers and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Inventory reserves are made based on our periodic review of inventory quantities on hand as compared with our sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by us, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2014, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested is $49.8 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

The Financial Accounting Standards Board, or FASB, has issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. In the past, our borrowings have been subject to floating interest rates, and future borrowings may expose us to cash-flow interest rate risk. We had outstanding borrowings of $13.6 million at June 30, 2014. We do not believe that a 10% change in interest rates would materially affect our results of operations.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials such as gold, subject to commodity price risk would decrease or increase our current year's net earnings by $1.8 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2014. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands, except per share data)
Revenue	$82,330	$75,405	$76,265	$84,121
Gross profit	$15,991	$12,310	$13,619	$17,151
Operating income (loss)	$28	$(2,923)	$1,338	$1,364
Net income (loss)	$(481)	$(3,294)	$160	$307
Net income (loss) per share
Basic	$(0.02)	$(0.13)	$0.01	$0.01
Diluted	$(0.02)	$(0.13)	$0.01	$0.01

	Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in thousands, except per share data)
Revenue	$77,212	$75,015	$89,448	$95,761
Gross profit	$13,213	$5,245	$20,594	$25,533
Operating income (loss)	$(2,882)	$(13,105)	$4,890	$9,819
Net income (loss)	$(4,062)	$(13,173)	$3,718	$7,942
Net income (loss) per share
Basic	$(0.16)	$(0.52)	$0.15	$0.32
Diluted	$(0.16)	$(0.52)	$0.14	$0.31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In performing this assessment, management used the criteria established in internal control (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, our management has concluded that, as of June 30, 2014, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alpha and Omega Semiconductor Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated August 29, 2014 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ GRANT THORNTON LLP
San Francisco, California
August 29, 2014

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2014 Proxy Statement”), no later than 120 days after the end of fiscal year 2014, and certain information to be included in the 2014 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", “Related Party Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	92
Schedule II - Valuation and Qualifying accounts	97

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
San Francisco, California
August 29, 2014

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$117,788	$92,406
Restricted cash	244	204
Accounts receivable, net	36,535	38,298
Inventories	66,560	68,339
Deferred income tax assets	2,842	3,030
Other current assets	3,810	3,578
Total current assets	227,779	205,855
Property, plant and equipment, net	123,254	138,111
Intangible assets, net	229	496
Goodwill	269	269
Deferred income tax assets - long term	10,854	10,823
Other long-term assets	1,963	767
Total assets	$364,348	$356,321

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$13,821	$3,821
Accounts payable	38,760	31,738
Accrued liabilities	17,376	14,571
Income taxes payable	1,933	1,472
Deferred margin	665	622
Capital leases	1,061	1,267
Total current liabilities	73,616	53,491
Long term debt	—	13,571
Income taxes payable - long term	2,315	3,692
Deferred income tax liabilities	3,234	2,613
Capital leases - long term	1,005	195
Deferred rent	1,143	1,308
Total liabilities	81,313	74,870
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2014 and 2013	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 26,644 shares and 26,304 shares at June 30, 2014 and 25,882 shares and 25,656 shares at June 30, 2013	53	51
Treasury shares at cost; 340 shares at June 30, 2014 and 226 shares at June 30, 2013	(2,889)	(2,054)
Additional paid-in capital	174,084	168,352
Accumulated other comprehensive income	1,033	957
Retained earnings	110,754	114,145
Total shareholders’ equity	283,035	281,451
Total liabilities and shareholders’ equity	$364,348	$356,321

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2014	2013	2012
Revenue	$318,121	$337,436	$342,291
Cost of goods sold	259,050	272,851	259,126
Gross profit	59,071	64,585	83,165

Operating expenses:
Research and development	24,409	27,833	30,630
Selling, general and administrative	34,855	35,473	35,800
Impairment of long-lived assets	—	2,557	—
Total operating expenses	59,264	65,863	66,430
Operating income (loss)	(193)	(1,278)	16,735

Interest income and other, net	124	76	105
Interest expense	(266)	(372)	(342)
Income (loss) before income taxes	(335)	(1,574)	16,498

Income tax expense	2,973	4,001	3,581
Net income (loss)	$(3,308)	$(5,575)	$12,917

Net income (loss) per share
Basic	$(0.13)	$(0.22)	$0.52
Diluted	$(0.13)	$(0.22)	$0.50

Weighted average number of common shares used to compute net income
(loss) per share
Basic	25,952	25,348	24,656
Diluted	25,952	25,348	25,606

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2014	2013	2012
Net income (loss)	$(3,308)	$(5,575)	$12,917
Other comprehensive income, net of tax
Foreign currency translation adjustment	76	(15)	38
Total comprehensive income (loss)	$(3,232)	$(5,590)	$12,955

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2011	—	$—	24,612	$49	(50)	$(693)	$153,004	$934	$106,956	$260,250
Exercise of common stock options and release of RSUs	—	—	382	1	12	163	852	—	—	1,016
Issuance of common shares under Employee Stock Purchase Plan	—	—	173	—	—	—	1,324	—	—	1,324
Repurchase of common shares under shares repurchase program	—	—	—	—	(191)	(1,574)	—	—	—	(1,574)
Share-based compensation expense	—	—	—	—	—	—	5,422	—	—	5,422
Net income	—	—	—	—	—	—	—	—	12,917	12,917
Cumulative translation adjustment	—	—	—	—	—	—	—	38	—	38
Balance, June 30, 2012	—	—	25,167	50	(229)	(2,104)	160,602	972	119,873	279,393
Exercise of common stock options and release of RSUs	—	—	468	1	—	—	1,462	—	—	1,463
Reissuance of Treasury Stock	—	—	—	—	4	55	(157)	—	(153)	(255)
Issuance of common shares under Employee Stock Purchase Plan	—	—	247	—	—	—	1,626	—	—	1,626
Repurchase of common shares under shares repurchase program	—	—	—	—	(1)	(5)	—	—	—	(5)
Share-based compensation expense	—	—	—	—	—	—	4,819	—	—	4,819
Net loss	—	—	—	—	—	—	—	—	(5,575)	(5,575)
Cumulative translation adjustment	—	—	—	—	—	—	—	(15)	—	(15)
Balance, June 30, 2013	—	—	25,882	51	(226)	(2,054)	168,352	957	114,145	281,451
Exercise of common stock options and release of RSUs	—	—	511	1	—	—	1,098	—	—	1,099
Reissuance of Treasury Stock	—	—	—	—	6	83	(316)	—	(83)	(316)
Issuance of common shares under Employee Stock Purchase Plan	—	—	251	1	—	—	1,575	—	—	1,576
Repurchase of common shares under shares repurchase program	—	—	—	—	(120)	(918)	—	—	—	(918)
Share-based compensation expense	—	—	—	—	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	—	—	—	—	(3,308)	(3,308)
Cumulative translation adjustment	—	—	—	—	—	—	—	76	—	76
Balance, June 30, 2014	—	$—	26,644	$53	(340)	$(2,889)	$174,084	$1,033	$110,754	$283,035

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(3,308)	$(5,575)	$12,917
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,511	28,828	24,692
Amortization	365	532	571
Allowance for doubtful accounts	(363)	—	559
Share-based compensation expense	3,375	4,819	5,422
Deferred income taxes, net	778	1,023	(1,468)
(Gain)/loss on disposal of property and equipment	(160)	45	8
Impairment of long-lived assets	—	2,557	—
Changes in assets and liabilities:
Accounts receivable	2,126	552	3,094
Inventories	1,779	(2,561)	1,632
Other current and long-term assets	(1,429)	2,092	1,327
Accounts payable	5,517	1,765	(20,768)
Income taxes payable	(916)	(694)	399
Accrued and other liabilities	2,369	(5,376)	4,496
Net cash provided by operating activities	37,644	28,007	32,881
Cash flows from investing activities
Acquisition, net of cash acquired	—	—	(21,330)
Purchase of property and equipment	(9,395)	(17,573)	(36,318)
Proceeds from sale of property and equipment	244	263	—
Restricted cash released (placed)	(40)	32	(183)
Investment in a privately held company	—	—	(100)
Net cash used in investing activities	(9,191)	(17,278)	(57,931)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,675	3,089	2,340
Payment for repurchase of common shares	(918)	(5)	(1,574)
Proceeds from borrowings	—	250	48,800
Repayments of borrowings	(3,571)	(2,858)	(28,798)
Principal payments on capital leases	(1,267)	(961)	(306)
Net cash provided by (used in) financing activities	(3,081)	(485)	20,462
Effect of exchange rate changes on cash and cash equivalents	10	(4)	46
Net increase (decrease) in cash and cash equivalents	25,382	10,240	(4,542)
Cash and cash equivalents at beginning of year	92,406	82,166	86,708
Cash and cash equivalents at end of year	$117,788	$92,406	$82,166

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$304	$418	$342
Cash paid for income taxes	$2,585	$3,779	$4,879

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,390	$1,820	$8,509
Property and equipment acquired under capital leases	$1,921	$377	$1,916
Reissuance of Treasury Stock	$83	$255	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, Macau, China, Taiwan, Korea and Japan.
Basis of Preparation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company balances and transactions. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, share-based compensation, and useful lives for property, plant and equipment and intangible assets.
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenues and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a significant majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the statements of operations.
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

Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions or other factors, one or more of the financial institutions with which the Company maintains deposits fails, the Company's cash and cash equivalents may be at risk. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.
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
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the statements of operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.3 million, $0.5 million, and $0.3 million for the fiscal years ended June 30, 2014, 2013, and 2012, respectively.
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
The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions specific to the semiconductor industry and the Company's particular market, such as the personal computing (PC) markets, the timely implementation of new products, new manufacturing process technology and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in operating results due to the factors mentioned above or other factors.
The Company has transitioned from a fabless to a “fab-lite” business model by completing the acquisition of the Oregon fab on January 31, 2012. Under this model, the Company allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured 28.6% and 37.7% of the wafers used in the Company's products for the fiscal year ended June 30, 2014 and 2013, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely effected.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss ,or a Tax Credit Carryforward Exists. The new guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(3,308)	$(5,575)	$12,917

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	25,952	25,348	24,656

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	25,952	25,348	24,656
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	950
Weighted average number of common shares used to compute diluted net income (loss) per share	25,952	25,348	25,606

Net income (loss) per share:
Basic	$(0.13)	$(0.22)	$0.52
Diluted	$(0.13)	$(0.22)	$0.50
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Employee stock options and RSUs	3,940	3,456	2,694
ESPP to purchase common shares	601	524	344
Total potential dilutive securities	4,541	3,980	3,038

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2014	2013	2012
Customer A	21.6%	24.4%	24.0%
Customer B	43.1%	41.6%	40.9%
Customer C	11.6%	13.0%	13.9%

	June 30,
Percentage of accounts receivable	2014	2013
Customer A	23.1%	33.8%
Customer B	30.5%	22.6%
Customer C	17.4%	19.9%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2014	2013
	(in thousands)
Accounts receivable	$51,128	$52,202
Less: Allowance for price adjustments	(14,563)	(13,152)
Less: Allowance for doubtful accounts	(30)	(752)
Accounts receivable, net	$36,535	$38,298
Inventories

	June 30,
	2014	2013
	(in thousands)
Raw materials	$18,996	$17,248
Work in-process	36,003	38,618
Finished goods	11,561	12,473
	$66,560	$68,339
Property, plant and equipment

	June 30,
	2014	2013
	(in thousands)
Land	$4,950	$4,950
Building	4,106	4,106
Manufacturing machinery and equipment	161,354	156,958
Equipment and tooling	10,486	10,356
Computer equipment and software	19,319	16,140
Office furniture and equipment	1,643	1,559
Leasehold improvements	25,154	24,068
	227,012	218,137
Less accumulated depreciation	(114,658)	(87,180)
	112,354	130,957
Equipment and construction in progress	10,900	7,154
Property, plant and equipment, net	$123,254	$138,111
Total depreciation expense, including those related to capital leases, was $27.5 million, $28.8 million and $24.7 million for fiscal year 2014, 2013 and 2012, respectively.
The gross amount of computer software recorded under capital leases was $5.7 million and $3.9 million and the related accumulated depreciation was $3.5 million and $2.6 million, respectively, at June 30, 2014 and 2013.

The Company capitalized $1.1 million, $0.3 million and $0.6 million of software development costs for fiscal year 2014, 2013 and 2012, respectively. Amortization of capitalized software development costs was $0.4 million, $0.9 million and $0.9 million for fiscal year 2014, 2013 and 2012, respectively. Unamortized capitalized software development costs at June 30, 2014 and 2013 were $1.4 million and $0.6 million, respectively.

Impairment of long-lived assets, intangible assets, and goodwill

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

The Company re-evaluates its long-lived assets, intangible assets and goodwill for impairment during the fourth quarter of every fiscal year. During the fiscal year of 2014, 2013 and 2012, the Company recorded $0, $2.6 million and $0, respectively, for impairment of long-lived assets. There was no indication of intangible assets and goodwill impairment for the fiscal year of 2014, 2013 and 2012.

Intangible assets

	June 30,
	2014	2013
	(in thousands)
Patents and exclusive technology rights	$1,346	$1,248
Trade name	250	250
Customer relationships	1,150	1,150
	2,746	2,648
Less accumulated amortization	(2,517)	(2,152)
Intangible assets, net	$229	$496
The gross amount of the exclusive technology rights recorded under capital lease was $1.3 million and $1.2 million and the related accumulated amortization was $1.2 million and $1.2 million, respectively, at June 30, 2014 and 2013.
Amortization expense for intangible assets, including those related to capital lease, was $0.4 million, $0.5 million and $0.6 million for the years ended June 30, 2014, 2013 and 2012, respectively.
Future minimum amortization expense of intangible assets is as follows:

Year ending June 30,	(in thousands)
2015	$184
2016	45
$229
Goodwill

The changes in the carrying value of goodwill is as follows (in thousands):

(in thousands)
Balance at June 30, 2012	$269
Addition:	—
Balance at June 30, 2013	269
Addition:	—
Balance at June 30, 2014	$269
Other long-term assets

	June 30,
	2014	2013
	(in thousands)
Prepayments for property and equipment	$1,435	$77
Investment in a privately held company	100	100
Deferred debt issuance cost	—	91
Office leases deposits	428	499
	$1,963	$767
Accrued liabilities

	June 30,
	2014	2013
	(in thousands)
Accrued compensation and benefit	$4,879	$3,774
Accrued vacation	1,777	2,078
Accrued bonuses	1,873	880
Warranty accrual	1,346	1,428
Stock rotation accrual	1,645	1,572
Accrued professional fees	1,001	1,171
ESPP payable	323	353
Customer deposits	104	123
Accrued inventory	590	285
Accrued facilities related expenses	1,353	1,015
Other accrued expenses	2,485	1,892
	$17,376	$14,571
The activities in warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Beginning balance	$1,428	$1,556	$664
Addition	1,267	1,399	1,617
Utilization	(1,349)	(1,527)	(725)
Ending balance	$1,346	$1,428	$1,556
The activities in stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Beginning balance	$1,572	$2,032	$1,880
Addition	5,006	5,751	5,166
Utilization	(4,933)	(6,211)	(5,014)
Ending balance	$1,645	$1,572	$2,032
Deferred margin
Deferred margin consists of the following:

	June 30,
	2014	2013
	(in thousands)
Deferred revenue	$1,004	$957
Deferred costs	(339)	(335)
Deferred margin	$665	$622
Capital leases
Capital lease liabilities include the following:

	June 30,
	2014	2013
	(in thousands)
Computer software	$1,966	$1,346
Exclusive technology rights	100	116
	2,066	1,462
Less current portion	(1,061)	(1,267)
Capital leases - long-term portion	$1,005	$195
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2014 are as follows:

Year ending June 30,	(in thousands)
2015	$1,123
2016	975
2017	25
2018	25
2019	25
Thereafter	—
Total minimum lease payments	2,173
Less amount representing interest	(107)
Total capital lease liabilities	$2,066

5. Acquisition

Wafer Fabrication Facility

On October 1, 2010, in connection with a Foundry Service Agreement entered into with IDT, the Company entered into an Option Agreement with IDT and paid $5.0 million deposit for the exclusive right to purchase certain assets associated with a wafer fabrication facility of IDT. The $5.0 million deposit would be applied to the purchase price upon exercise of such option. On January 31, 2012, the Company completed the acquisition of certain assets, including land, building, machinery and equipment and inventories, associated with this wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab") from IDT, for a purchase price of $26.3 million in cash plus certain assumed liabilities of $0.5 million , and the Company applied the $5.0 million cash deposit to the purchase price.

The acquisition was accounted for as a business combination and the financial results of operations of the acquired facility were included in the Company's consolidated statement of operations from the date of acquisition. In connection with the acquisition, the Company incurred certain acquisition related expenses of approximately $0.2 million, which were recorded as general and administrative expenses in the Company's consolidated statement of operations for fiscal year 2012.

The allocation of the total purchase consideration of $26.3 million based on the estimated fair values as of the acquisition date is summarized in the following table (in thousands):

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

6. Debt

On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of June 30, 2014 and 2013, the outstanding balance of the term loan was $13.6 million and $17.1 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of June 30, 2014 and 2013, the Company was in compliance with these covenants.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan is required to be used for training new and re-training existing employees of the Oregon Fab. The loan bears a compound annual interest rate of 5.0% and is to be repaid in April 2014. The State may forgive the outstanding balance under the loan and any unpaid interest if the Company meets certain conditions primarily relating to hiring targets. Currently the State of Oregon is reviewing the loan to determine whether such conditions are satisfied. The Company believes that it is more likely than not that it will meet those hiring targets. As of June 30, 2014, the outstanding balance and accrued interest of the loan, included in short term debt, was $0.3 million.

7. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2014.
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
On May 8, 2014, the Company's Board of Directors approved to reactivate the share repurchase program with a remaining balance of $22.7 million.
During fiscal years 2014, 2013 and 2012, the Company repurchased an aggregate of 119,594 shares, 600 shares and 191,170 shares, respectively, from the open market for a total cost of approximately $0.9 million, $0.0 million and $1.6 million, at an average price of $7.66, $7.49 and $8.23 per share, respectively.
As of June 30, 2014, the Company repurchased an aggregate of 361,364 shares for a total cost of $3.2 million, at an average price of $8.82 per share since inception of the program. No repurchased shares have been retired. Of the 361,364 repurchased shares, 21,650 shares with a weighted average repurchase price of $13.81 per share, were reissued at an average price of $3.00 per share for option exercises and vested restricted stock units ("RSU").
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's initial public offering, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2014 and 2013, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

8. Share-based Compensation
2000 Share Plan

The 2000 Share Plan (the “2000 Plan”), as amended, authorized the board of directors to grant incentive share options and non-statutory share options to employees, directors and consultants of the Company and its subsidiaries for up to 5,425,000 common shares. Under the 2000 Plan, incentive share options and non-statutory share options were to be granted at a price that was not less than 100% and 85% of the fair value of the common share at the date of grant for employees and consultants, respectively. Options generally vest over a five-year period, 20% on the first anniversary from the grant date and ratably each month over the remaining 48-month period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant. In connection with the adoption of the 2009 Share Option/Share Issuance Plan on September 18, 2009, the 2000 Share Plan was terminated and no further awards were granted under the 2000 Share Plan.
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the 2009 Plan shall automatically increase in January each calendar year during the term of the 2009 Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 750,000, 750,000 and 737,609 shares for the year ended June 30, 2014, 2013 and 2012, respectively.
The 2009 Plan is divided into three incentive compensation programs: Discretionary Grant Program, Share Issuance Program and Automatic Grant Program. Under the Discretionary Grant Program, eligible individuals may be granted options to purchase common shares and share appreciation rights tied to the value of the Company's common shares. Under the Share Issuance Program, eligible individuals may be issued common shares pursuant to restricted share awards, restricted share units, performance shares or other share-based awards which vest upon the attainment of pre-established performance milestones or the completion of a designated service period. Under the Automatic Grant Program, eligible non-employee board members will automatically receive options to purchase common shares at designated intervals over their period of continued board service. Each non-employee board members was granted an option to purchase 7,500 common shares on April 28, 2010 with exercise price equal to the IPO price. On the date of each annual shareholders meeting beginning in 2010 and ending in 2013, each individual who commence service as a non-employee board member by reason of his or her election to the board at such meeting and each individual who continues to serve as a non-employee board member will automatically be granted an option to purchase 7,500 common shares. In addition, on the date of each annual shareholders meeting, beginning with the 2014 Annual Shareholders Meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units ("RSU") covering that number of common shares determined by dividing forty-two thousand dollars ($42,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date (the “Annual RSU Grant”).

Under the 2009 Plan, incentive share options and RSU are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and RSUs generally vest over a four-year to five-year period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10% of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant.
A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

		Weighted	Weighted
		Average	Average Grant
	Number of	Exercise Price	Date Fair Value	Aggregate
	Shares	Per Share	Per Share	Intrinsic Value

Outstanding at June 30, 2011	4,461,875	$9.56
Granted	357,000	$9.84	$5.04
Exercised	(351,291)	$2.91		$2,239,691
Canceled or forfeited	(252,932)	$11.83
Outstanding at June 30, 2012	4,214,652	$10.00
Granted	214,400	$8.40	$4.30
Exercised	(398,103)	$3.68		$1,961,496
Canceled or forfeited	(437,095)	$12.99
Outstanding at June 30, 2013	3,593,854	$10.24
Granted	764,375	$7.49	$3.85
Exercised	(421,456)	$2.60		$2,222,155
Canceled or forfeited	(697,989)	$11.65
Outstanding at June 30, 2014	3,238,784	$10.28		$3,258,607
Information with respect to stock options outstanding and exercisable as of June 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.00 - $7.21	272,734	1.33	$3.95	265,859	$3.86
$7.44 - $7.44	610,000	9.71	7.44	—	—
$7.47 - $8.45	425,768	7.05	7.99	254,601	7.97
$8.60 - $9.40	353,948	4.11	8.89	323,948	8.91
$9.60 - $11.00	454,234	5.01	10.39	380,802	10.47
$11.40 - $12.91	280,500	6.26	12.47	205,941	12.39
$13.00 - $13.00	384,350	3.58	13.00	384,350	13.00
$14.14 - $15.00	92,500	5.74	14.81	77,791	14.82
$17.90 - $17.90	20,000	5.84	17.90	16,332	17.90
$18.00 - $18.00	344,750	5.63	18.00	295,578	18.00
$2.00 - $18.00	3,238,784	5.79	$10.28	2,205,202	$10.99

Option vested and expected to vest	3,149,083	5.70	$10.35

The aggregate intrinsic value for options outstanding at June 30, 2014 in the table above is based on the Company’s common stock closing price of $9.27 on June 30, 2014, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.
The aggregate intrinsic value of options vested and expected to vest was $3.1 million as of June 30, 2014. The options expected to vest are estimated by applying the pre-vesting forfeiture rate assumption to the total outstanding options.

The aggregate intrinsic value of options exercisable as of June 30, 2014 was $1.9 million. The weighted average remaining contractual term of options exercisable at June 30, 2014 was approximately 4.3 years.

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the years ended June 30, 2014, 2013 and 2012 with the following weighted-average assumptions:

Year Ended June 30,
	2014	2013	2012
Volatility rate	46.9% - 49.2%	48.9% - 49.4%	48.5% - 49.3%
Risk-free interest rate	1.0% - 1.7%	0.7% - 1.0%	0.9% - 1.1%
Expected option life	5.5 years	5.5 years	5.5 years
Dividend yield	—%	—%	—%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2011	213,300	$12.39	2.46	$2,826,225
Granted	343,398	$9.55
Vested	(43,160)	$12.14
Forfeited	(64,160)	$11.79
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	265,665	$8.62
Vested	(104,440)	$10.17
Forfeited	(61,050)	$10.67
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	368,554	$7.54
Vested	(136,581)	$9.46
Forfeited	(125,152)	$9.54
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
The total fair value of restricted stock awards vested, as measured on the date of vesting was $1.0 million, $0.9 million and $0.5 million for the years ended June 30, 2014, 2013 and 2012, respectively.
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
The Company has initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 192,000 shares, 190,474 shares and 184,402 shares for the years ended June 30, 2014, 2013 and 2012, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Volatility rate	50%	50%	50%
Risk-free interest rate	0.1% - 0.4%	0.1% - 0.3%	0.2% - 0.3%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2014, 2013 and 2012 was $2.89, $3.13 and $3.61 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Cost of goods sold	$614	$700	$532
Research and development	786	1,402	1,361
Selling, general and administrative	1,975	2,717	3,529

	$3,375	$4,819	$5,422
Total unrecognized stock-based compensation expense as of June 30, 2014 and 2013 was $5.8 million and $5.6 million, respectively, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years and 1.5 years, respectively.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S.. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2014 and 2013.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The contribution rates for retirement are 7.7%, 13.0% to 21.0% and 6.0% for employees in the U.S., China and Taiwan, respectively. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2014	2013	2012
		(in thousands)
U.S. federal taxes:
Current	$(65)	$(588)	$171
Deferred	1,144	1,050	436
Non-U.S. taxes:
Current	2,316	3,258	4,744
Deferred	(404)	253	(1,870)
State taxes, net of federal benefit:
Current	(38)	11	8
Deferred	20	17	92

Total provision for income taxes	$2,973	$4,001	$3,581
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2014	2013	2012
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.0	(1.8)	0.6
Stock based compensation	3.2	0.5	—
Foreign taxes, net	(961.1)	(332.5)	(11.6)
Research and development credit	45.4	52.5	(1.5)
Non-deductible expenses	(8.7)	(2.0)	0.2
Other	(2.3)	(4.9)	—
	(887.5)%	(254.2)%	21.7%
The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2014	2013	2012
		(in thousands)
U.S. operations	$4,184	$4,436	$2,783
Non-U.S. operations	(4,519)	(6,010)	13,715
Income (loss) before income taxes	$(335)	$(1,574)	$16,498

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,045	$1,586
Net operating loss carryforwards	113	1,618
Depreciation	11,201	11,291
Tax credits	4,717	4,405
Accruals and reserves	623	423
Total deferred tax assets	18,699	19,323
Valuation allowance	(2,395)	(2,127)
Total deferred tax assets, net of valuation allowance	16,304	17,196
Deferred tax liabilities:
Depreciation and amortization	(4,925)	(5,048)
Accruals and reserves	(917)	(908)
Total deferred tax liabilities	(5,842)	(5,956)
Net deferred tax assets	$10,462	$11,240
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2014	2013
	(in thousands)
Current deferred tax assets	$2,842	$3,030
Long-term deferred tax assets	10,854	10,823
Long-term deferred tax liabilities	(3,234)	(2,613)

Net deferred tax assets	$10,462	$11,240
At June 30, 2014 and 2013, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2014, the Company had federal net operating loss carryforwards of approximately $0 and tax credit carryforwards of approximately $2.3 million. The federal tax credits begin to expire in 2019, if not utilized. At June 30, 2014, the Company had the state net operating loss carryforwards of approximately $0.9 million and tax credit carryforwards of approximately $3.7 million.  The state net operating losses expire in 2019, if not utilized.  The state tax credits carryforward indefinitely.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2014, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $49.8 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2014, the Company had approximately $6.8 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2011 to June 30, 2014 is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$7,668	$7,106	$6,437
Additions based on tax positions related to the current year	329	740	490
Additions (reductions) based on tax positions related to prior years	(18)	1	183
Reductions due to lapse of applicable statute of limitations	(1,219)	(179)	(4)

Balance at end of year	$6,760	$7,668	$7,106
At June 30, 2014, the total unrecognized tax benefits of $6.8 million included $4.7 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $2.0 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2014.
The total unrecognized tax benefits of $6.8 million at June 30, 2014 included $4.8 million that, if recognized, would reduce the effective income tax rate in future periods. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2014 was $0.3 million, of which $(0.3) million was recognized in the year ended June 30, 2014. The amount of interest and penalties accrued at June 30, 2013 was $0.6 million, of which $0.1 million was recognized in the year ended June 30, 2013.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2014 remain open to examination by U.S. federal and state tax authorities. The tax years 2008 to 2014 remain open to examination by foreign tax authorities.
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

11. Segment and Geographic Information
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Hong Kong	$271,728	$270,063	$264,019
China	38,740	56,708	65,272
South Korea	3,033	5,781	7,883
United States	1,976	1,522	1,511
Other countries	2,644	3,362	3,606
	$318,121	$337,436	$342,291
The following is a summary of revenue by product type:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Power discrete	$246,033	$265,150	$267,059
Power IC	53,993	52,841	53,396
Packaging and testing services	18,095	19,445	21,836
	$318,121	$337,436	$342,291

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	June 30,
	2014	2013
	(in thousands)
United States	$42,106	$43,946
China	80,736	93,663
Other countries	412	502
	$123,254	$138,111

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2014 and 2013, such restricted portion amounted to approximately $85.6 million and $85.9 million, or 30.3% and 30.5%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2023. Rent expense related to the Company's operating leases was $3.4 million, $3.3 million and $3.2 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2014 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2015	$3,164
2016	2,392
2017	2,022
2018	1,929
2019	1,932
Thereafter	3,570
$15,009
Purchase commitments
As of June 30, 2014 and 2013, the Company had approximately $34.5 million and $25.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2014 and 2013, the Company had approximately $4.6 million and $0.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2014 and 2013.
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

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,187	$7,143
Accounts receivable - Intercompany	54,667	52,335
Other current assets	317	193
Total current assets	60,171	59,671
Property, plant and equipments, net	1,749	1,270
Other long-term assets	100	100
Investment in subsidiaries	221,702	221,644
Total assets	$283,722	$282,685

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$592	$858
Capital leases	95	281
Total current liabilities	687	1,139
Capital leases - long term	—	95
Total liabilities	687	1,234
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2014 and 2013	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 26,644 shares and 26,304 shares at June 30, 2014 and 25,882 shares and 25,656 shares at June 30, 2013	53	51
Treasury shares at cost; 340 shares at June 30, 2014 and 226 shares at June 30, 2013	(2,889)	(2,054)
Additional paid-in capital	174,084	168,352
Accumulated other comprehensive income	1,033	957
Retained earnings	110,754	114,145
Total shareholders’ equity	283,035	281,451
Total liabilities and shareholders’ equity	$283,722	$282,685

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Revenue	$3,074	$3,228	$—
Cost of revenue	—	—	—
Gross profit	3,074	3,228	—

Operating expenses:
Selling, general and administrative	3,171	3,271	3,247
Total operating expenses	3,171	3,271	3,247
Operating loss	(97)	(43)	(3,247)

Interest income	6	13	19
Interest expense	(11)	—	—
Income (loss) on equity investment in subsidiaries	(3,206)	(5,545)	16,145
Net income (loss)	$(3,308)	$(5,575)	$12,917
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2014	2013	2012
Net income (loss)	$(3,308)	$(5,575)	$12,917
Other comprehensive income, net of tax
Foreign currency translation adjustment	76	(15)	38
Total comprehensive income (loss)	$(3,232)	$(5,590)	$12,955

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(3,308)	$(5,575)	$12,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	366	103	—
Share-based compensation expense	187	137	114
Equity in net (income) loss of subsidiaries	3,206	5,545	(16,145)
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	(2,649)	(15,968)	(10,777)
Other current assets	(124)	(155)	(6)
Accounts payable and accrued liabilities	(191)	295	(320)
Net cash used in operating activities	(2,513)	(15,618)	(14,217)
Cash flows from investing activities
Purchase of property and equipment	(919)	(922)	—
Intercompany loan repayment (receivable)	—	—	4,500
Investment in a privately held company	—	—	(100)
Net cash provided by (used in) investing activities	(919)	(922)	4,400
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,675	3,089	2,340
Payment for repurchase of common shares	(918)	(5)	(1,574)
Principal payments on capital leases	(281)	—	—
Net cash provided by financing activities	1,476	3,084	766
Net increase (decrease) in cash and cash equivalents	(1,956)	(13,456)	(9,051)
Cash and cash equivalents at beginning of year	7,143	20,599	29,650
Cash and cash equivalents at end of year	$5,187	$7,143	$20,599

The accompanying notes to Schedule I are an integral part of these financial statements.

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
2. Restricted net assets of subsidiaries
For a discussion of the Company’s restricted net assets of subsidiaries, see Note 12 of the Company’s consolidated financial statements.
3. Commitments and contingencies
There is no significant commitments and contingencies as at June 30, 2014 and 2013. For a discussion of the Company’s commitments and contingencies, see Note 13 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
	(in thousands)
June 30, 2011	$30	$19,235	$1,445
Additions	853	93,979	322
Reductions	(131)	(96,958)	(77)

June 30, 2012	752	16,256	1,690
Additions	—	79,972	437
Reductions	—	(83,076)	—

June 30, 2013	752	13,152	2,127
Additions	—	64,987	268
Reductions	(722)	(63,576)	—
June 30, 2014	$30	$14,563	$2,395

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2014

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ MIKE F. CHANG
Mike F. Chang
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mike F. Chang and Yifan Liang, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 29, 2014
Mike F. Chang	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 29, 2014
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 29, 2014
Yueh-Se Ho, Ph.D.

/s/ ROBERT I. CHEN	Director	August 29, 2014
Robert I. Chen

/s/ MICHAEL L. PFEIFFER	Director	August 29, 2014
Michael L. Pfeiffer

/s/ KING OWYANG	Director	August 29, 2014
King Owyang

/s/ MICHAEL J. SALAMEH	Director	August 29, 2014
Michael J. Salameh

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Form of Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
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

10.24	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.25	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.26	Summary of 2011 Executive Incentive Plan (incorporated by reference to Exhibit 10.30 from Annual Report on Form 10-K filed with the Commission on September 9, 2011)
10.27	Summary of Fiscal Year 2013 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.28
Asset Purchase Agreement dated as of December 14, 2011 between Alpha & Omega Semiconductor Limited, Jireh Semiconductor Limited and Integrated Device Technology, Inc. (incorporated by reference to Exhibit 10.1 from Form 8-K filed with the Commission on December 14, 2011)

10.29
Offer Letter to Mary L. Dotz dated as of February 15, 2012 (incorporated by reference to Exhibit 10.33 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.30
Third Addendum to Foundry Service Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.31	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.32
Summary of Amended Fiscal Year 2013 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 from Quarterly Report on Form 10-Q (File No.: 001-34717) filed with the Commission on May 6, 2013)

10.33
Special Bonus Letter to Mary L. Dotz dated as of May 15, 2013 (incorporated by reference to Exhibit 10.33 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)

10.34	Summary of Fiscal Year 2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)
10.35	Form of Director's Share Option Agreement under the Automatic Grant Program (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q filed with the Commission on November 6, 2013)
10.36	Consulting Agreement with Mary L. Dotz dated as of February 3, 2014 (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014)
10.37
Amendment to Automatic Grant Program for Non-Employee Directors under the 2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014)

10.38	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 from Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014)
10.39*	Summary of Fiscal Year 2015 Executive Incentive Plan
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
* Filed with this Annual Report on Form 10-K.

†† Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.