Form 10-Q
period 2014-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2014-11-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2014: 26,451,629.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$117,834	$117,788
Restricted cash	366	244
Accounts receivable, net	35,066	36,535
Inventories	68,410	66,560
Deferred income tax assets	1,423	2,842
Other current assets	3,873	3,810
Total current assets	226,972	227,779
Property, plant and equipment, net	120,899	123,254
Intangible assets, net	66	229
Goodwill	269	269
Deferred income tax assets - long term	10,931	10,854
Other long-term assets	2,283	1,963
Total assets	$361,420	$364,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$7,857	$13,821
Accounts payable	40,487	38,760
Accrued liabilities	17,277	17,376
Income taxes payable	2,384	1,933
Deferred margin	745	665
Capital leases	1,051	1,061
Total current liabilities	69,801	73,616
Income taxes payable - long term	2,336	2,315
Deferred income tax liabilities	1,947	3,234
Capital leases - long term	779	1,005
Other long term liabilities	1,099	1,143
Total liabilities	75,962	81,313
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at September 30, 2014 and June 30, 2014	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 26,786 shares and 26,446 shares at September 30, 2014 and 26,644 shares and 26,304 shares at June 30, 2014	54	53
Treasury shares at cost, 340 shares at September 30, 2014 and 340 shares at June 30, 2014	(2,889)	(2,889)
Additional paid-in capital	175,990	174,084
Accumulated other comprehensive income	985	1,033
Retained earnings	111,318	110,754
Total shareholders’ equity	285,458	283,035
Total liabilities and shareholders’ equity	$361,420	$364,348

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2014	2013
Revenue	$88,217	$84,121
Cost of goods sold	70,057	66,970
Gross profit	18,160	17,151
Operating expenses
Research and development	6,796	6,847
Selling, general and administrative	9,604	8,940
Total operating expenses	16,400	15,787
Operating income	1,760	1,364
Interest income and other, net	48	24
Interest expense	(73)	(79)
Income before income taxes	1,735	1,309
Income tax expense	1,171	1,002
Net income	$564	$307
Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average number of common shares used to compute net income per share
Basic	26,385	25,684
Diluted	27,003	26,309

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$564	$307
Foreign currency translation adjustment	(48)	54
Total comprehensive income	$516	$361

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$564	$307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,955	6,927
Amortization	91	103
Allowance for doubtful accounts	—	(363)
Share-based compensation expense	1,102	1,209
Deferred income taxes, net	54	378
(Gain) loss on disposal of property and equipment	22	(74)
Government grant via forgiven loan	(250)	—
Changes in assets and liabilities:
Accounts receivable	1,469	(2,288)
Inventories	(1,849)	(83)
Other current and long-term assets	(383)	(541)
Accounts payable	(515)	712
Income taxes payable	472	(451)
Accrued and other liabilities	(103)	904
Net cash provided by operating activities	7,629	6,740
Cash flows from investing activities
Purchases of property and equipment	(2,345)	(1,578)
Proceeds from sale of property and equipment	—	194
Restricted cash placed	(122)	(42)
Net cash used in investing activities	(2,467)	(1,426)
Cash flows from financing activities
Proceeds from exercise of stock options	858	23
Repayments of borrowings	(5,714)	(1,429)
Principal payments on capital leases	(237)	(333)
Net cash used in financing activities	(5,093)	(1,739)
Effect of exchange rate changes on cash and cash equivalents	(23)	14
Net increase in cash and cash equivalents	46	3,589
Cash and cash equivalents at beginning of period	117,788	92,406
Cash and cash equivalents at end of period	$117,834	$95,995

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,594	$2,157
Re-issuance of treasury stock	$—	$4

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The condensed consolidated balance sheet at June 30, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
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
2. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income	$564	$307

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,385	25,684
Diluted:
Weighted average number of common shares used to compute basic net income per share	26,385	25,684
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	618	625
Weighted average number of common shares used to compute diluted net income per share	27,003	26,309
Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Employee stock options and RSUs	2,393	2,783
ESPP to purchase common shares	—	307
Total potential dilutive securities	2,393	3,090

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
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit requirements, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company considers its trade accounts receivable to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of accounts receivable in the past. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, when available.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2014	2013
Customer A	24.1%	20.6%
Customer B	39.6%	44.3%
Customer C	12.9%	11.8%

	September 30, 2014	June 30, 2014
Percentage of accounts receivable
Customer A	32.6%	23.1%
Customer B	15.6%	30.5%
Customer C	24.7%	17.4%

4. Balance Sheet Components
Accounts receivable:

	September 30, 2014	June 30, 2014
	(in thousands)
Accounts receivable	$50,657	$51,128
Less: Allowance for price adjustments	(15,561)	(14,563)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$35,066	$36,535

Inventories:

	September 30, 2014	June 30, 2014
	(in thousands)
Raw materials	$18,539	$18,996
Work in-process	38,642	36,003
Finished goods	11,229	11,561
	$68,410	$66,560

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	September 30, 2014	June 30, 2014
	(in thousands)
Land	$4,950	$4,950
Building	4,241	4,106
Manufacturing machinery and equipment	163,854	161,354
Equipment and tooling	10,644	10,486
Computer equipment and software	19,689	19,319
Office furniture and equipment	1,639	1,643
Leasehold improvements	25,386	25,154
	230,403	227,012
Less: Accumulated depreciation	(121,543)	(114,658)
	108,860	112,354
Equipment and construction in progress	12,039	10,900
Property, plant and equipment, net	$120,899	$123,254
Other long-term assets:

	September 30, 2014	June 30, 2014
	(in thousands)
Prepayments for property and equipment	$1,782	$1,435
Investment in a privately held company	100	100
Office leases deposits	401	428
	$2,283	$1,963
Accrued liabilities:

	September 30, 2014	June 30, 2014
	(in thousands)
Accrued compensation and benefit	$3,897	$4,879
Accrued vacation	1,973	1,777
Accrued bonuses	1,947	1,873
Warranty accrual	1,230	1,346
Stock rotation accrual	1,607	1,645
Accrued professional fees	1,175	1,001
ESPP payable	810	323
Customer deposits	102	104
Accrued inventory	450	590
Accrued facilities related expenses	1,570	1,353
Other accrued expenses	2,516	2,485
	$17,277	$17,376

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Beginning balance	$1,346	$1,428
Additions	530	285
Utilization	(646)	(352)
Ending balance	$1,230	$1,361
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Beginning balance	$1,645	$1,572
Additions	1,294	1,346
Utilization	(1,332)	(1,321)
Ending balance	$1,607	$1,597
Other Long-term liabilities:

	September 30, 2014	June 30, 2014
	(in thousands)
Deferred rent	$1,096	$1,143
Customer deposit	3	—
	$1,099	$1,143

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of September 30, 2014 and June 30, 2014, the outstanding balances of the term loan were $7.9 million and $13.6 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2014, the Company was in compliance with these covenants.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan was required to be used for training new and re-training existing employees of the Oregon fab. The loan bore a compound annual interest rate of 5.0% and was to be repaid in April 2014 if the required conditions were not met. In September 2014, the State of Oregon forgave the outstanding balance in full as we had satisfied the conditions. The $0.3 million loan forgiven was recorded as a reduction of costs of goods sold in our condensed consolidated statements of operations. There was no outstanding balance of the loan as of September 30, 2014.

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
During the three months ended September 30, 2014, the Company did not repurchased any shares under the program. As of September 30, 2014, the Company repurchased an aggregate of 361,364 shares for a total cost of $3.2 million, at an average repurchase price of $8.82 per share since inception of the program. No repurchased shares have been retired. Of the 361,364 repurchased shares, 21,650 shares with a weighted average repurchase price of $13.81 per share, were reissued at an average price of $3.00 per share for option exercises and vested RSU.

Stock Options
The following table summarizes the Company's stock option activities for the three months ended September 30, 2014:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2014	3,238,784	$10.28	$3,258,607
Granted	10,000	$9.07
Exercised	(128,231)	$6.69	$392,484
Canceled or forfeited	(17,484)	$15.87
Outstanding at September 30, 2014	3,103,069	$10.40	$3,118,240

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information with respect to stock options outstanding and exercisable at September 30, 2014 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,103,069	5.68	$10.40	2,115,149	$11.26
Options vested and expected to vest	3,005,766	5.57	$10.48
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the three months ended September 30, 2014 with the following weighted average assumptions:

Three Months Ended September 30,
2014
Volatility rate	43.5%
Risk-free interest rate	1.7%
Expected term	5.5 years
Dividend yield	0%
Historically, the Company estimates its expected volatility based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted. Beginning in July 2015, the Company estimates its expected volatility based on a weighted average calculation of both the Company's volatility of its publicly traded share prices since its IPO and that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted.
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2014:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	25,500	$9.48
Vested	(19,674)	$8.92
Forfeited	(29,950)	$8.41
Nonvested at September 30, 2014	632,250	$8.43	1.61	$5,943,150
RSUs vested and expected to vest	557,582		1.52	$5,241,267
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan
The Employee Share Purchase Plan (the "ESPP") was established in May 2010 upon the completion of the Company's initial public offering. The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2014
Volatility rate	50%
Risk-free interest rate	0.1% - 0.4%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Cost of goods sold	$154	$196
Research and development	206	295
Selling, general and administrative	742	718
	$1,102	$1,209
Total unrecognized stock-based compensation expense as of September 30, 2014 was $4.7 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.4 years.

7. Income Taxes
The Company recognized income tax expense of approximately $1.2 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The estimated effective tax rate for the three months ended September 30, 2014 was 67.5% compared to 76.5% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was lower than the effective tax rate for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2014 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2014 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2014, the gross amount of unrecognized tax benefits was approximately $6.8 million, of which $4.8 million that, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Hong Kong	$75,247	$71,256
China	10,957	10,892
South Korea	639	797
United States	683	473
Other countries	691	703
	$88,217	$84,121
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Power discrete	$64,891	$65,145
Power IC	19,156	13,612
Packaging and testing services	4,170	5,364
	$88,217	$84,121

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	September 30, 2014	June 30, 2014
	(in thousands)
China	$79,262	$80,736
United States	41,245	42,106
Other Countries	392	412
	$120,899	$123,254

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2014 and June 30, 2014, the Company had approximately $20.6 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $2.5 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
Contingencies and Indemnities
The Company is currently not a party to any pending material legal proceedings. The Company has in the past, and may from time to time in the future, become involved in legal proceedings arising from the normal course of business activities.  The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. Irrespective of the validity of such claims, the Company could incur significant costs in the defense of such claims and suffer adverse effects on its operations.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2014 and June 30, 2014.
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
This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on August 29, 2014.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown rapidly with the introduction of over 150 new products during the fiscal year 2014, and over 195 and 240 new products in the fiscal years 2013 and 2012, respectively. During the three months ended September 30, 2014, we introduced an additional 20 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 452 patents and 201 patent applications in the United States as of September 30, 2014. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development and new product introduction and to improve our financial performance in the long run. For example, during the first quarter of fiscal year of 2015, we rolled out new family of 25-V and 30-V high performance MOSFETs in compact 3 x 3mm DFN packages. These devices are ideally suited for a variety of DC/DC step-down conversion solutions for personal computing, gaming, servers, and telecom/datacom applications. We also enhanced the EZPower(TM) smart load switch portfolio with rapid turn-off fault protection and current monitoring. The device has an operating input voltage range from 5-V to 16-V and is capable of supplying up to 6A of continuous current. A low on-resistance of 23mΩ in a thermally enhanced 3mm x 3mm DFN package makes the AOZ1363 optimal for space-constrained applications that require circuit protection such as the latest notebook PCs, hot swap supplies and micro servers. To meet the market demand for more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China while utilizing selected subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and cycle time.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 47.3% and 45.2% of our total revenue for the three months ended September 30, 2014 and 2013, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above contributed to a reduced level of capacity utilization at our manufacturing facilities. If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.

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
Cost of goods sold

Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and cost associated with yield improvements, capacity utilization, warranty and inventory reserves. As the volume of sales increases, we expect cost of goods sold to increase. We implemented a process to improve our factory capacity utilization rates by transferring more wafer production to our Oregon fab and reducing our reliance on outside foundries. While our utilization rates cannot be immune to market conditions, our goal is to make such rates less vulnerable to market fluctuations. We believe our market diversification strategy and product growth will drive higher volumes of manufacturing which will improve our factory utilization rates and gross margin in the long run.
Operating expenses
Our operating expenses consist of research and development, selling, general and administrative expenses. We expect our operating expenses as a percentage of revenue to fluctuate from period to period as we continue to exercise cost control measures in response to the declining PC markets as well as align our operating expenses to the revenue level.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs for research and development personnel. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We expect that our research and development expenses will fluctuate from time to time.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2014 and 2013. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(% of revenue)
Revenue	$88,217	$84,121	100.0%	100.0%
Cost of goods sold	70,057	66,970	79.4%	79.6%
Gross profit	18,160	17,151	20.6%	20.4%
Operating expenses
Research and development	6,796	6,847	7.7%	8.1%
Selling, general and administrative	9,604	8,940	10.9%	10.6%
Total operating expenses	16,400	15,787	18.6%	18.7%
Operating income	1,760	1,364	2.0%	1.7%
Interest income and other, net	48	24	0.1%	—%
Interest expense	(73)	(79)	(0.1)%	(0.1)%
Income before income taxes	1,735	1,309	2.0%	1.6%
Income tax expense	1,171	1,002	1.3%	1.2%
Net income	$564	$307	0.7%	0.4%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(% of revenue)
Cost of goods sold	$154	$196	0.2%	0.2%
Research and development	206	295	0.2%	0.4%
Selling, general and administrative	742	718	0.8%	0.9%
Total	$1,102	$1,209	1.2%	1.5%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$64,891	$65,145	$(254)	(0.4)%
Power IC	19,156	13,612	5,544	40.7%
Packaging and testing services	4,170	5,364	(1,194)	(22.3)%
	$88,217	$84,121	$4,096	4.9%

Total revenue was $88.2 million for the three months ended September 30, 2014, an increase of $4.1 million, or 4.9%, as compared to $84.1 million for the same period last year. The increase consisted of $5.5 million increase in sales of power IC products partially offset by a $0.3 million and $1.2 million decrease in sales of power discrete product and packaging and testing services. The net increase in product revenue, including power discrete and power IC products was primarily due to a 14.2% increase in unit shipments, partially offset by a 6.6% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The decrease in revenue of packaging and testing services for the three months ended September 30, 2014 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$70,057	$66,970	$3,087	4.6%
Percentage of revenue	79.4%	79.6%

Gross profit	$18,160	$17,151	$1,009	5.9%
Percentage of revenue	20.6%	20.4%

Cost of goods sold was $70.1 million for the three months ended September 30, 2014, an increase of $3.1 million, or 4.6%, as compared to $67.0 million for the same period last year, primarily due to increased unit shipments and raw material pricing. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization and continued cost control efforts as compared to the same period last year. Gross margin slightly increased by 0.2 percentage points to 20.6% for the three months ended September 30, 2014 as compared to 20.4% for the same period last year. The slight increase in gross margin was primarily due to higher factory utilization and continued cost reduction efforts during the three months ended September 30, 2014, offset by decreased average selling price primarily due to price erosion during the three months ended September 30, 2014.
Research and development expenses

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,796	$6,847	$(51)	(0.7)%
Research and development expenses remained flat at approximately $6.8 million for both the three months ended September 30, 2014 and 2013, primarily attributable to a $0.3 million increase in product prototyping engineering expenses, offset by a $0.1 million decrease in depreciation and amortization expense as a result of increased fully depreciated assets, a $0.1 million decrease in share-based compensation expense primarily due to increased cancellations of stock options and awards in the current quarter, as well as a $0.1 million decrease in consulting fees due to reduced consulting activities. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect our research and development expenses to continue to fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,604	$8,940	$664	7.4%
Selling, general and administrative expenses were $9.6 million for the three months ended September 30, 2014, an increase of $0.7 million, or 7.4%, as compared to $8.9 million for the same period last year. The increase was primarily due to a $0.3 million increase in employee compensation and benefits mainly as a result of increased headcount during the current quarter ended September 30, 2014, a $0.4 million in recovery of doubtful accounts as a result of continued effort in collection from a service customer in the same period of last year as well as a $0.1 million increase in consulting expenses due to increased consulting activities, partially offset by a $0.1 million decrease in legal fee.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The increase in interest income during the three months ended September 30, 2014 as compared to the same period last year was primarily due to the increase in average cash balances.
Income tax expense

	Three Months Ended September 30,
	2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,171	$1,002	$169	16.9%
We recognized income tax expense of approximately $1.2 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 67.5% and 76.5% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three months ended September 30, 2014 was lower than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of September 30, 2014, the outstanding balance of the term loan was $7.9 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of September 30, 2014, we were in compliance with these covenants.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan was required to be used for training new and re-training existing employees of the Oregon fab. The loan bore a compound annual interest rate of 5.0% and was to be repaid in April 2014 if the required conditions were not met. In September 2014, the State of Oregon forgave the outstanding balance in full as we had satisfied the conditions. The $0.3 million loan forgiven was recorded as a reduction of costs of goods sold in our condensed consolidated statements of operations.
On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million. The repurchases may be made from the open market or through negotiated block transactions and to date repurchases have been made pursuant to a pre-established 10b5-1 trading plan. Such 10b5-1 trading plan was expired in August 2014 and the Board intends to review conditions from time to time to determine whether it is appropriate to implement a new 10b5-1 trading plan or to conduct repurchases under the program outside of a 10b5-1 trading plan. The amount and timing of any purchases will depend on a number of factors, including but not limited to the price and availability of our common shares, trading volume of our common shares, applicable regulatory requirements, our business and financial conditions and general market environment, and there is no guarantee that any repurchases will be made or that such repurchases may enhance the value of our shares. During the three months ended September 30, 2014, we did not repurchase any shares under the share repurchase program.  Since the inception of the program in 2010, we repurchased an aggregate of 361,364 shares from the open market for a total cost of $3.2 million, at an average price of $8.82 per share.  Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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

Cash and cash equivalents
We had $117.8 million of cash and cash equivalents as of both September 30, 2014 and June 30, 2014. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$7,629	$6,740
Net cash used in investing activities	(2,467)	(1,426)
Net cash used in financing activities	(5,093)	(1,739)
Effect of exchange rate changes on cash and cash equivalents	(23)	14

Net increase in cash and cash equivalents	$46	$3,589

Cash flows from operating activities
Net cash provided by operating activities of $7.6 million for the three months ended September 30, 2014 resulted primarily from net income of $0.6 million, non-cash charges of $8.0 million, and net change in assets and liabilities using net cash of $0.9 million. The non-cash charges of $8.0 million included (a) $7.0 million of depreciation and amortization expenses, (b) $1.1 million of share-based compensation expense and (c) $0.1 million of net deferred income taxes, partially offset by $0.3 million of forgiveness of the loan from the State of Oregon during the period. The net change in assets and liabilities using net cash of $0.9 million was primarily due to a (i) $1.8 million increase in inventories as we increased our inventories to meet market demand, (ii) $0.4 million increase in other current and long term assets primarily due to increase in advance payments to vendors, (iii) $0.5 million decrease in accounts payable primarily due to timing of payment, and (iv) $0.1 million decrease in accrued and other liabilities primarily related to employee contributions to ESPP, partially offset by (a) $1.5 million decrease in accounts receivable due to the timing of billings and collection of payments, and (b) $0.5 million increase in income taxes payable.

Net cash provided by operating activities of $6.7 million for the three months ended September 30, 2013 resulted primarily from net income of $0.3 million, non-cash charges of $8.2 million, and net change in assets and liabilities using net cash of $1.7 million. The non-cash charges of $8.2 million included (a) $7.0 million of depreciation and amortization expenses, (b) $1.2 million of share-based compensation expense and (c) $0.4 million of net deferred income taxes, partially offset by $0.4 million of allowance for doubt accounts and $0.1 million of gain on disposal of property and equipment during the quarter. The net change in assets and liabilities using net cash of $1.7 million was primarily due to a (i) $2.3 million increase in accounts receivable due to the timing of billings and collection of payments, (ii) $0.5 million increase in other current and long term assets primarily due to increase in advance payments to vendors, (iii) $0.5 million decrease in income taxes payable, and (iv) $0.1 million increase in inventories as we built up our inventories to meet market demand, partially offset by (a) $0.7 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and (b) $0.9 million increase in accrued and other liabilities primarily related to employee contributions to ESPP.
Cash flows from investing activities
Net cash used in investing activities of $2.5 million for the three months ended September 30, 2014 was primarily attributable to purchase of property and equipment of $2.3 million to increase our in-house production capacity, partially offset by $0.1 million increase in restricted cash during the period.

Net cash used in investing activities of $1.4 million for the three months ended September 30, 2013 was primarily attributable to purchase of property and equipment of $1.6 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the quarter.

Cash flows from financing activities
Net cash used in financing activities of $5.1 million for the three months ended September 30, 2014 was primarily attributable to $5.7 million of repayment of our borrowings and $0.2 million in payment of capital lease obligations, partially offset by $0.9 million of proceeds from exercise of stock options.

Net cash used in financing activities of $1.7 million for the three months ended September 30, 2013 was primarily attributable to $1.4 million of net repayment of our borrowings and $0.3 million in payment of capital lease obligations.
Capital expenditures
Capital expenditures were $2.3 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment.
Capital expenditures for the three months ended September 30, 2014 primarily consisted of purchases of equipment for our packaging and testing services, the Oregon fab as well as for upgrading our operational and financial systems. Capital expenditures for the three months ended September 30, 2013 primarily consisted of purchases of equipment for our packaging and testing services as well as for upgrading our operational and financial systems.
Commitments
As of September 30, 2014 and June 30, 2014, we had approximately $20.6 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials and wafers.
As of September 30, 2014 and June 30, 2014, we had approximately $2.5 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on August 29, 2014.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on August 29, 2014, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million. The repurchases may be made from the open market or through negotiated block transactions and to date repurchases have been made pursuant to a pre-established 10b5-1 trading plan. Such 10b5-1 trading plan was expired in August 2014 and the Board intends to review conditions from time to time to determine whether it is appropriate to implement a new 10b5-1 trading plan or to conduct repurchases under the program outside of a 10b5-1 trading plan. During the three months ended September 30, 2014, we did not repurchase any shares under the share repurchase program.

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

November 7, 2014

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)