Form 10-Q
period 2014-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2015-02-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2015: 26,656,866.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended December 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$120,647	$117,788
Restricted cash	203	244
Accounts receivable, net	26,704	36,535
Inventories	69,982	66,560
Deferred income tax assets	2,906	2,842
Other current assets	3,697	3,810
Total current assets	224,139	227,779
Property, plant and equipment, net	118,600	123,254
Intangible assets, net	18	229
Goodwill	269	269
Deferred income tax assets - long term	10,950	10,854
Other long-term assets	1,771	1,963
Total assets	$355,747	$364,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$7,143	$13,821
Accounts payable	33,731	38,760
Accrued liabilities	18,559	17,376
Income taxes payable	1,389	1,933
Deferred margin	654	665
Capital leases	966	1,061
Total current liabilities	62,442	73,616
Income taxes payable - long term	2,357	2,315
Deferred income tax liabilities	3,220	3,234
Capital leases - long term	550	1,005
Other long term liabilities	1,053	1,143
Total liabilities	69,622	81,313
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at December 31, 2014 and June 30, 2014	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 26,988 shares and 26,651 shares at December 31, 2014 and 26,644 shares and 26,304 shares at June 30, 2014	54	53
Treasury shares at cost, 337 shares at December 31, 2014 and 340 shares at June 30, 2014	(2,854)	(2,889)
Additional paid-in capital	178,052	174,084
Accumulated other comprehensive income	887	1,033
Retained earnings	109,986	110,754
Total shareholders’ equity	286,125	283,035
Total liabilities and shareholders’ equity	$355,747	$364,348

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue	$81,328	$76,265	$169,545	$160,386
Cost of goods sold	66,086	62,646	136,143	129,616
Gross profit	15,242	13,619	33,402	30,770
Operating expenses
Research and development	6,430	4,972	13,226	11,819
Selling, general and administrative	9,135	7,309	18,739	16,249
Total operating expenses	15,565	12,281	31,965	28,068
Operating income (loss)	(323)	1,338	1,437	2,702
Interest income and other, net	26	14	74	38
Interest expense	(43)	(69)	(116)	(148)
Income (loss) before income taxes	(340)	1,283	1,395	2,592
Income tax expense	957	1,123	2,128	2,125
Net income (loss)	$(1,297)	$160	$(733)	$467
Net income (loss) per share
Basic	$(0.05)	$0.01	$(0.03)	$0.02
Diluted	$(0.05)	$0.01	$(0.03)	$0.02
Weighted average number of common shares used to compute net income (loss) per share
Basic	26,577	25,846	26,481	25,765
Diluted	26,577	26,462	26,481	26,385

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$(1,297)	$160	$(733)	$467
Foreign currency translation adjustment, net of tax	(98)	(5)	(146)	49
Total comprehensive income (loss)	$(1,395)	$155	$(879)	$516

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(733)	$467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,911	13,748
Amortization	139	200
Allowance for doubtful accounts	—	(363)
Share-based compensation expense	2,379	1,314
Deferred income taxes, net	(174)	497
(Gain) loss on disposal of property and equipment	36	(120)
Government grant via forgiven loan	(250)	—
Changes in assets and liabilities:
Accounts receivable	9,830	(341)
Inventories	(3,422)	5,572
Other current and long-term assets	307	(292)
Accounts payable	(6,940)	(5,961)
Income taxes payable	(502)	(287)
Accrued and other liabilities	471	607
Net cash provided by operating activities	15,052	15,041
Cash flows from investing activities
Purchases of property and equipment	(6,938)	(3,282)
Proceeds from sale of property and equipment	—	244
Restricted cash released (placed)	40	(2)
Net cash used in investing activities	(6,898)	(3,040)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	1,759	930
Repayments of borrowings	(6,429)	(2,143)
Principal payments on capital leases	(551)	(667)
Net cash used in financing activities	(5,221)	(1,880)
Effect of exchange rate changes on cash and cash equivalents	(74)	6
Net increase in cash and cash equivalents	2,859	10,127
Cash and cash equivalents at beginning of period	117,788	92,406
Cash and cash equivalents at end of period	$120,647	$102,533

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,673	$1,808
Re-issuance of treasury stock	$35	$41

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The condensed consolidated balance sheet at June 30, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern ('ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(1,297)	$160	$(733)	$467

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,577	25,846	26,481	25,765
Diluted:
Weighted average number of common shares used to compute basic net income per share	26,577	25,846	26,481	25,765
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	616	—	620
Weighted average number of common shares used to compute diluted net income per share	26,577	26,462	26,481	26,385
Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.03)	$0.02
Diluted	$(0.05)	$0.01	$(0.03)	$0.02

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)
Employee stock options and RSUs	3,694	2,700	3,758	2,742
ESPP to purchase common shares	462	302	441	304
Total potential dilutive securities	4,156	3,002	4,199	3,046

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2014	2013	2014	2013
Customer A	24.2%	22.7%	24.2%	21.6%
Customer B	37.1%	42.2%	38.4%	43.3%
Customer C	11.5%	13.0%	12.2%	12.4%

	December 31, 2014	June 30, 2014
Percentage of accounts receivable
Customer A	22.6%	23.1%
Customer B	19.6%	30.5%
Customer C	21.7%	17.4%

4. Balance Sheet Components
Accounts receivable:

	December 31, 2014	June 30, 2014
	(in thousands)
Accounts receivable	$43,208	$51,128
Less: Allowance for price adjustments	(16,474)	(14,563)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$26,704	$36,535

Inventories:

	December 31, 2014	June 30, 2014
	(in thousands)
Raw materials	$18,944	$18,996
Work in-process	34,464	36,003
Finished goods	16,574	11,561
	$69,982	$66,560

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	December 31, 2014	June 30, 2014
	(in thousands)
Land	$4,950	$4,950
Building	4,241	4,106
Manufacturing machinery and equipment	168,131	161,354
Equipment and tooling	10,821	10,486
Computer equipment and software	20,360	19,319
Office furniture and equipment	1,609	1,643
Leasehold improvements	25,727	25,154
	235,839	227,012
Less: Accumulated depreciation	(128,400)	(114,658)
	107,439	112,354
Equipment and construction in progress	11,161	10,900
Property, plant and equipment, net	$118,600	$123,254
Other long-term assets:

	December 31, 2014	June 30, 2014
	(in thousands)
Prepayments for property and equipment	$1,239	$1,435
Investment in a privately held company	100	100
Office leases deposits	432	428
	$1,771	$1,963
Accrued liabilities:

	December 31, 2014	June 30, 2014
	(in thousands)
Accrued compensation and benefit	$5,337	$4,879
Accrued vacation	1,666	1,777
Accrued bonuses	2,170	1,873
Warranty accrual	1,188	1,346
Stock rotation accrual	1,663	1,645
Accrued professional fees	1,094	1,001
ESPP payable	345	323
Customer deposits	56	104
Accrued inventory	672	590
Accrued facilities related expenses	1,602	1,353
Other accrued expenses	2,766	2,485
	$18,559	$17,376

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$1,346	$1,428
Additions	910	1,239
Utilization	(1,068)	(1,171)
Ending balance	$1,188	$1,496
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$1,645	$1,572
Additions	2,820	2,332
Utilization	(2,802)	(2,424)
Ending balance	$1,663	$1,480
Other Long-term liabilities:

	December 31, 2014	June 30, 2014
	(in thousands)
Deferred rent	$1,050	$1,143
Customer deposit	3	—
	$1,053	$1,143

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of December 31, 2014 and June 30, 2014, the outstanding balances of the term loan were $7.1 million and $13.6 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2014, the Company was in compliance with these covenants.

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

6. Shareholders' Equity and Share-based Compensation
Share Repurchase

On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million.  The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million.  The repurchases may be made from the open market or through privately negotiated transactions. Open market repurchases will be made pursuant to a pre-established 10b5-1 trading plan with specified amount of shares and price for the repurchases. The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings.

During the six months ended December 31, 2014, the Company did not repurchase any shares under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 361,364 shares from the open market for a total cost of $3.2 million, at an average price of $8.82 per share.  No repurchased shares have been retired. Of the 361,364 repurchased shares, 24,150 shares with a weighted average repurchase price of $13.82 per share, were reissued at an average price of $2.69 per share for option exercises and vested RSU.
Stock Options
The following table summarizes the Company's stock option activities for the six months ended December 31, 2014:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2014	3,238,784	$10.28	$3,258,607
Granted	10,000	$9.07
Exercised	(163,731)	$5.97	$585,449
Canceled or forfeited	(41,650)	$13.66
Outstanding at December 31, 2014	3,043,403	$10.47	$2,139,768

Information with respect to stock options outstanding and exercisable at December 31, 2014 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	3,043,403	5.51	$10.47	2,161,744	$11.34
Options vested and expected to vest	2,963,102	5.42	$10.54
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the six months ended December 31, 2014 with the following weighted average assumptions:

Six Months Ended December 31,
2014
Volatility rate	41.9%
Risk-free interest rate	1.7% - 1.8%
Expected term	5.5 years
Dividend yield	0%
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
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2014:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	78,642	$9.18
Vested	(75,423)	$9.19
Forfeited	(31,250)	$8.53
Nonvested at December 31, 2014	628,343	$8.40	1.52	$5,560,836
RSUs vested and expected to vest	555,613		1.43	$4,917,176
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2014
Volatility rate	50%
Risk-free interest rate	0.1% - 0.5%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of goods sold	$174	$142	$328	$338
Research and development	293	(32)	499	263
Selling, general and administrative	810	(5)	1,552	713
	$1,277	$105	$2,379	$1,314
Total unrecognized stock-based compensation expense as of December 31, 2014 was $4.1 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.4 years.

7. Income Taxes
The Company recognized income tax expense of approximately $1.0 million and $1.1 million for the three months ended December 31, 2014 and 2013, respectively. The Company recognized income tax expense of approximately $2.1 million and $2.1 million for the six months ended December 31, 2014 and 2013, respectively. The estimated effective tax rate for the three months ended December 31, 2014 was 281.5% compared to 87.5% for the three months ended December 31, 2013. The estimate effective tax rate was 152.5% and 82.0% for the six months ended December 31, 2014 and 2013, respectively. The effective tax rate for the three and the six months ended December 31, 2014 was higher than the effective tax rate for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2014 remain open to examination by U.S. federal and state tax authorities. The tax years 2005 to 2014 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2014, the gross amount of unrecognized tax benefits was approximately $7.0 million, of which $4.9 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Hong Kong	$70,278	$64,229	$145,525	$135,485
China	8,823	10,156	19,780	21,048
South Korea	524	745	1,163	1,542
United States	881	425	1,564	898
Other countries	822	710	1,513	1,413
	$81,328	$76,265	$169,545	$160,386
The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Power discrete	$61,203	$58,946	$126,094	$124,091
Power IC	16,109	13,226	$35,265	$26,838
Packaging and testing services	4,016	4,093	$8,186	$9,457
	$81,328	$76,265	$169,545	$160,386

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	December 31, 2014	June 30, 2014
	(in thousands)
China	$76,118	$80,736
United States	41,988	42,106
Other Countries	494	412
	$118,600	$123,254

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of December 31, 2014 and June 30, 2014, the Company had approximately $21.7 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $9.9 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2014 and June 30, 2014.
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown rapidly with the introduction of over 150 new products during the fiscal year 2014, and over 195 and 240 new products in the fiscal years 2013 and 2012, respectively. During the six months ended December 31, 2014, we introduced an additional 45 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 472 patents and 200 patent applications in the United States as of December 31, 2014. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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
During the second quarter of fiscal year of 2015, we launched new generation EZBuck(TM) regulator in a thermally enhanced package. The device offers a low on-resistance power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics applications such as LCD TVs, set-top-boxes, as well as DVD players and recorders. We also introduced new 40V 0.99mOhm MOSFET in a DFN5x6 package. The device is to address a wide range of applications including primary-side and secondary-side switching in telecom and industrial DC/DC converters, secondary-side synchronous rectification in DC/DC and AC/DC converters, as well as POL modules for telecom systems. During the first quarter of fiscal year of 2015, we rolled out new family of 25-V and 30-V high performance MOSFETs in compact 3 x 3mm DFN packages. These devices are ideally suited for a variety of DC/DC step-down conversion solutions for personal computing, gaming, servers, and telecom/datacom applications. We also enhanced the EZPower(TM) smart load switch portfolio with rapid turn-off fault protection and current monitoring. The device has an operating input voltage range from 5-V to 16-V and is capable of supplying up to 6A of continuous current. A low on-resistance of 23mΩ in a thermally enhanced 3mm x 3mm DFN package makes the AOZ1363 optimal for space-constrained applications that require circuit protection such as the latest notebook PCs, hot swap supplies and micro servers.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 46.7% and 46.0% of our total revenue for the three months ended December 31, 2014 and 2013, respectively, and 47.0% and 45.6% for the six months ended December 31, 2014 and 2013, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Manufacturing costs:  Our gross margin is affected by our manufacturing costs, including utilization of our own manufacturing facilities, pricing of wafers from other foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our in-house packaging and testing facilities and our Oregon fab.  If we are unable to utilize the capacity of our in-house manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, the continuing decline of the PC markets as discussed above contributed to a reduced level of capacity utilization at our manufacturing facilities. If we are not able to mitigate the negative impact of the declining PC markets, we may not be able to improve our factory utilization or offset the increasing manufacturing costs, which could have a material adverse effect on our gross margin.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2014 and 2013. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$81,328	$76,265	100.0%	100.0%	$169,545	$160,386	100.0%	100.0%
Cost of goods sold	66,086	62,646	81.3%	82.1%	136,143	129,616	80.3%	80.8%
Gross profit	15,242	13,619	18.7%	17.9%	33,402	30,770	19.7%	19.2%
Operating expenses
Research and development	6,430	4,972	7.9%	6.5%	13,226	11,819	7.8%	7.4%
Selling, general and administrative	9,135	7,309	11.2%	9.6%	18,739	16,249	11.1%	10.1%
Total operating expenses	15,565	12,281	19.1%	16.1%	31,965	28,068	18.9%	17.5%
Operating income (loss)	(323)	1,338	(0.4)%	1.8%	1,437	2,702	0.8%	1.7%
Interest income and other, net	26	14	—%	—%	74	38	—%	—%
Interest expense	(43)	(69)	—%	(0.1)%	(116)	(148)	(0.1)%	(0.1)%
Income (loss) before income taxes	(340)	1,283	(0.4)%	1.7%	1,395	2,592	0.8%	1.6%
Income tax expense	957	1,123	1.2%	1.5%	2,128	2,125	1.3%	1.3%
Net income (loss)	$(1,297)	$160	(1.6)%	0.2%	$(733)	$467	(0.4)%	0.3%
Share-based compensation expense (reversal) was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$174	$142	0.2%	0.2%	$328	$338	0.2%	0.2%
Research and development	293	(32)	0.4%	—%	499	263	0.3%	0.2%
Selling, general and administrative	810	(5)	1.0%	—%	1,552	713	0.9%	0.4%
Total	$1,277	$105	1.6%	0.2%	$2,379	$1,314	1.4%	0.8%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$61,203	$58,946	$2,257	3.8%	$126,094	$124,091	$2,003	1.6%
Power IC	16,109	13,226	2,883	21.8%	35,265	26,838	8,427	31.4%
Packaging and testing services	4,016	4,093	(77)	(1.9)%	8,186	9,457	(1,271)	(13.4)%
	$81,328	$76,265	$5,063	6.6%	$169,545	$160,386	$9,159	5.7%

Total revenue was $81.3 million for the three months ended December 31, 2014, an increase of $5.1 million, or 6.6%, as compared to $76.3 million for the same period last year. The increase consisted of $2.3 million and $2.9 million increase in sales of power discrete product and sales of power IC products, respectively, partially offset by a $0.1 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 10.0% increase in unit shipments, and to a lesser extent, a shift in product mix, partially offset by a 2.6% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets. The revenue of packaging and testing services for the three months ended December 31, 2014 and 2013 remained flat.

Total revenue was $169.5 million for the six months ended December 31, 2014, an increase of $9.2 million, or 5.7%, as compared to $160.4 million for the same period last year. The increase consisted of $2.0 million and $8.4 million increase in sales of power discrete product and sales of power IC products, partially offset by a $1.3 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 12.1% increase in unit shipments, partially offset by a 4.6% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The decrease in revenue of packaging and testing services for the six months ended December 31, 2014 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$66,086	$62,646	$3,440	5.5%	$136,143	$129,616	$6,527	5.0%
Percentage of revenue	81.3%	82.1%			80.3%	80.8%

Gross profit	$15,242	$13,619	$1,623	11.9%	$33,402	$30,770	$2,632	8.6%
Percentage of revenue	18.7%	17.9%			19.7%	19.2%

Cost of goods sold was $66.1 million for the three months ended December 31, 2014, an increase of $3.4 million, or 5.5%, as compared to $62.6 million for the same period last year, primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization and continued cost control efforts as compared to the same period last year. Gross margin increased slightly by 0.8 percentage point to 18.7% for the three months ended December 31, 2014 as compared to 17.9% for the same period last year. The slight increase in gross margin was primarily due to higher factory utilization and continued cost reduction efforts during the three months ended December 31, 2014, partially offset by decreased average selling price primarily due to price erosion during the three months ended December 31, 2014.

Cost of goods sold was $136.1 million for the six months ended December 31, 2014, an increase of $6.5 million, or 5.0%, as compared to $129.6 million for the same period last year, primarily due to increased unit shipments and raw material pricing. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization and continued cost control efforts as compared to the same period last year. Gross margin increased slightly by 0.5 percentage point to 19.7% for the six months ended December 31, 2014 as compared to 19.2% for the same period last year. The slight increase in gross margin was primarily due to higher factory utilization and continued cost reduction efforts during the six months ended December

31, 2014, partially offset by decreased average selling price primarily due to price erosion during the six months ended December 31, 2014.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,430	$4,972	$1,458	29.3%	$13,226	$11,819	$1,407	11.9%
Research and development expenses were $6.4 million for the three months ended December 31, 2014, an increase of $1.5 million, or 29.3%, as compared to $5.0 million for the same period last year. The increase was primarily attributable to a $1.0 million increase in product prototyping engineering expenses, a $0.3 million increase in share-based compensation expense as a result of a decrease in cancellations of stock options and awards in the current quarter, as well as a $0.2 million increase in employee compensation expenses and benefits, mainly due to lower number of days of Company shut downs during the current quarter as part of its cost control measures as compared to prior year same period.
Research and development expenses were $13.2 million for the six months ended December 31, 2014, an increase of $1.4 million, or 11.9%, as compared to $11.8 million for the same period last year. The increase was primarily attributable to a $1.2 million increase in product prototyping engineering expenses, a $0.2 million increase in share-based compensation expense as a result of a decrease in cancellations of stock options and awards in the current period, a $0.2 million increase in employee compensation and benefits mainly due to lower number of days of Company shut downs during the current period as part of its cost control measures, partially offset by a $0.2 million decrease in depreciation and amortization expense as a result of increased fully depreciated assets. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect our research and development expenses to continue to fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,135	$7,309	$1,826	25.0%	$18,739	$16,249	$2,490	15.3%
Selling, general and administrative expenses were $9.1 million for the three months ended December 31, 2014, an increase of $1.8 million, or 25.0%, as compared to $7.3 million for the same period last year. The increase was primarily due to a $0.8 million increase in employee compensation and benefits mainly as a result of lower number of days of Company shut downs and increased headcount during the current quarter, a $0.8 million increase in share-based compensation expense primarily as a result of a decrease in cancellations of stock options and awards, as well as a $0.1 million increase in consulting expenses due to increased consulting activities.
Selling, general and administrative expenses were $18.7 million for the six months ended December 31, 2014, an increase of $2.5 million, or 15.3%, as compared to $16.2 million for the same period last year. The increase was primarily due to a $1.0 million increase in employee compensation and benefits mainly as a result of lower number of days of Company shut downs and increased headcount during the current period, a $0.8 million increase in share-based compensation expense primarily as a result of a decrease in cancellations of stock options and awards, a $0.2 million increase in consulting expenses due to increased consulting activities during the current period, as well as a $0.4 million in recovery of doubtful accounts in the same period of last year as a result of continued effort in collection from a service customer.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The increase in interest income during the three and six months ended December 31, 2014 as compared to the same periods last year was primarily due to the increase in average cash balances.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and six months ended December 31, 2014 was primarily due to a decrease in bank borrowings related to the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change		2014	2013	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$957	$1,123	$(166)	(14.8)%	$2,128	$2,125	$3	0.1%
We recognized income tax expense of approximately $1.0 million and $1.1 million for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate was 281.5% and 87.5% for the three months ended December 31, 2014 and 2013, respectively. Our effective tax rate for the three months ended December 31, 2014 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.
We recognized income tax expense of approximately $2.1 million and $2.1 million for the six months ended December 31, 2014 and 2013, respectively. The effective tax rate was 152.5% and 82.0% for the six months ended December 31, 2014 and 2013, respectively. Our effective tax rate for the six months ended December 31, 2014 was higher than that for same period of last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the two periods.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of December 31, 2014, the outstanding balance of the term loan was $7.1 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of December 31, 2014, we were in compliance with these covenants.
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

On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million.  The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million.  The repurchases may be made from the open market or through privately negotiated transactions. Open market repurchases will be made pursuant to a pre-established 10b5-1 trading plan with specified amount of shares and price for the repurchases. The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment.  There is no guarantee that any repurchases will be made or that such repurchases would enhance the value of our shares.  During the six months ended December 31, 2014, we did not repurchase any shares under the share repurchase program.  Since the inception of the program in 2010, we repurchased an aggregate of 361,364 shares from the open market for a total cost of $3.2 million, at an average price of $8.82 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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

Cash and cash equivalents
As of December 31, 2014 and 2013, we had $120.6 million and $102.5 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$15,052	$15,041
Net cash used in investing activities	(6,898)	(3,040)
Net cash used in financing activities	(5,221)	(1,880)
Effect of exchange rate changes on cash and cash equivalents	(74)	6

Net increase in cash and cash equivalents	$2,859	$10,127

Cash flows from operating activities
Net cash provided by operating activities of $15.1 million for the six months ended December 31, 2014 resulted primarily from net loss of $0.7 million, non-cash charges of $16.0 million, and net change in assets and liabilities using net cash of $0.3 million. The non-cash charges of $16.0 million included $14.1 million of depreciation and amortization expenses and $2.4 million of share-based compensation expense, partially offset by $0.3 million of forgiveness of the loan from the State of Oregon during the period and $0.2 million of net deferred income taxes. The net change in assets and liabilities using net cash of $0.3 million was primarily due to a $9.8 million decrease in accounts receivable due to the timing of billings and collection of payments, a $0.3 million decrease in other current and long term assets primarily due to decrease in advance payments to vendors, and a $0.5 million increase in accrued and other liabilities, partially offset by a $3.4 million increase in inventories to meet market demand, a $6.9 million decrease in accounts payable primarily due to timing of payment, as well as a $0.5 million decrease in income taxes payable.

Net cash provided by operating activities of $15.0 million for the six months ended December 31, 2013 resulted primarily from net income of $0.5 million, non-cash charges of $15.3 million and net change in assets and liabilities using net cash of $0.7 million. The non-cash charges of $15.3 million included $13.9 million of depreciation and amortization expenses, $1.3 million of share-based compensation expense and $0.5 million of net deferred income taxes, partially offset by $0.4 million of allowance for doubtful accounts, and $0.1 million of gain on disposal of property and equipment during the period. The net change in assets and liabilities using net cash of $0.7 million was primarily due to a $0.3 million increase in accounts receivable due to the timing of billings and collection of payments, a $6.0 million decrease in accounts payable primarily due to decrease in inventory purchase and timing of payment, a $0.3 million decrease in income taxes payable, and a $0.3 million increase in other current and long term assets primarily due to increase in advance payments to vendors, partially offset by $5.6 million decrease in inventories as we reduced our inventories and $0.6 million increase in accrued and other liabilities.
Cash flows from investing activities
Net cash used in investing activities of $6.9 million for the six months ended December 31, 2014 was primarily attributable to purchase of property and equipment of $6.9 million to increase our in-house production capacity.

Net cash used in investing activities of $3.0 million for the six months ended December 31, 2013 was primarily attributable to purchase of property and equipment of $3.3 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the period.

Cash flows from financing activities
Net cash used in financing activities of $5.2 million for the six months ended December 31, 2014 was primarily attributable to $6.4 million of repayment of our borrowings and $0.6 million in payment of capital lease obligations, partially offset by $1.8 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Net cash used in financing activities of $1.9 million for the six months ended December 31, 2013 was primarily attributable to $2.1 million of repayment of our borrowings and $0.7 million in payment of capital lease obligations, partially offset by $0.9 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Capital expenditures
Capital expenditures were $6.9 million and $3.3 million for the six months ended December 31, 2014 and 2013, respectively. Our capital expenditures primarily consisted of the purchases of property and equipment.
Capital expenditures for the six months ended December 31, 2014 primarily consisted of purchases of equipment for our packaging and testing services, the Oregon fab as well as for upgrading our operational and financial systems. Capital expenditures for the six months ended December 31, 2013 primarily consisted of purchases of equipment for our packaging and testing services as well as for upgrading our operational and financial systems.
Commitments
As of December 31, 2014 and June 30, 2014, we had approximately $21.7 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of December 31, 2014 and June 30, 2014, we had approximately $9.9 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework would be considered superseded. The 2013 Framework helps organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broadens the application of internal control in addressing operations and reporting objectives, and clarifies the requirements for determining what constitutes effective internal control. We adopted the 2013 Framework in the quarter ended December 31, 2014.
There were no significant changes in our internal control over financial reporting during the three months ended December 31 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million.  The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million.  The repurchases may be made from the open market or through privately negotiated transactions. Open market repurchases will be made pursuant to a pre-established 10b5-1 trading plan with specified amount of shares and price for the repurchases.  The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment.  There is no guarantee that any repurchases will be made or that such repurchases would enhance the value of our shares.  During the six months ended December 31, 2014, we did not repurchase any shares under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Supplement to Distribution Agreement dated as of July 27, 2010 between the Registration and Frontek Technology Corporation.
10.2	Supplement to Distribution Agreement dated as of July 27, 2010 between the Registration and Promate Electronic Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2015

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)