Form 10-Q
period 2015-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2015-05-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2015: 26,343,613.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$112,931	$117,788
Restricted cash	245	244
Accounts receivable, net	31,141	36,535
Inventories	66,311	66,560
Deferred income tax assets	2,931	2,842
Other current assets	3,433	3,810
Total current assets	216,992	227,779
Property, plant and equipment, net	115,817	123,254
Intangible assets, net	17	229
Goodwill	269	269
Deferred income tax assets - long term	10,938	10,854
Other long-term assets	3,281	1,963
Total assets	$347,314	$364,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$6,429	$13,821
Accounts payable	34,396	38,760
Accrued liabilities	17,675	17,376
Income taxes payable	1,821	1,933
Deferred margin	699	665
Capital leases	978	1,061
Total current liabilities	61,998	73,616
Income taxes payable - long term	1,622	2,315
Deferred income tax liabilities	3,551	3,234
Capital leases - long term	299	1,005
Other long term liabilities	1,004	1,143
Total liabilities	68,474	81,313
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at March 31, 2015 and June 30, 2014	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 27,090 shares and 26,309 shares, respectively at March 31, 2015 and 26,644 shares and 26,304 shares, respectively at June 30, 2014	54	53
Treasury shares at cost, 781 shares at March 31, 2015 and 340 shares at June 30, 2014	(6,759)	(2,889)
Additional paid-in capital	178,820	174,084
Accumulated other comprehensive income	915	1,033
Retained earnings	105,810	110,754
Total shareholders’ equity	278,840	283,035
Total liabilities and shareholders’ equity	$347,314	$364,348
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	$76,918	$75,405	$246,463	$235,791
Cost of goods sold	64,154	63,095	200,297	192,711
Gross profit	12,764	12,310	46,166	43,080
Operating expenses
Research and development	6,929	5,977	20,155	17,796
Selling, general and administrative	9,219	9,256	27,958	25,505
Total operating expenses	16,148	15,233	48,113	43,301
Operating loss	(3,384)	(2,923)	(1,947)	(221)
Interest income and other, net	18	52	92	90
Interest expense	(41)	(62)	(157)	(210)
Loss before income taxes	(3,407)	(2,933)	(2,012)	(341)
Income tax expense	698	361	2,826	2,486
Net loss	$(4,105)	$(3,294)	$(4,838)	$(2,827)
Net loss per share
Basic	$(0.16)	$(0.13)	$(0.18)	$(0.11)
Diluted	$(0.16)	$(0.13)	$(0.18)	$(0.11)
Weighted average number of common shares used to compute net loss per share
Basic	26,447	26,067	26,469	25,865
Diluted	26,447	26,067	26,469	25,865

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(4,105)	$(3,294)	$(4,838)	$(2,827)
Foreign currency translation adjustment, net of tax	28	(31)	(118)	18
Total comprehensive loss	$(4,077)	$(3,325)	$(4,956)	$(2,809)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,838)	$(2,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,666	20,577
Amortization	140	283
Allowance for doubtful accounts	—	(363)
Share-based compensation expense	3,319	2,175
Deferred income taxes, net	144	952
Gain on disposal of property and equipment	(92)	(120)
Government grant via forgiven loan	(250)	—
Changes in assets and liabilities:
Accounts receivable	5,605	1,509
Inventories	249	8,538
Other current and long-term assets	(939)	(1,008)
Accounts payable	(5,046)	(3,683)
Income taxes payable	(805)	(1,125)
Accrued and other liabilities	(431)	2,053
Net cash provided by operating activities	17,722	26,961
Cash flows from investing activities
Purchases of property and equipment	(12,579)	(6,462)
Proceeds from sale of property and equipment	50	244
Restricted cash released (placed)	(1)	1
Net cash used in investing activities	(12,530)	(6,217)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	1,910	1,279
Payment for repurchase of common shares	(3,977)	—
Repayments of borrowings	(7,143)	(2,857)
Principal payments on capital leases	(790)	(927)
Net cash used in financing activities	(10,000)	(2,505)
Effect of exchange rate changes on cash and cash equivalents	(49)	(11)
Net increase (decrease) in cash and cash equivalents	(4,857)	18,228
Cash and cash equivalents at beginning of period	117,788	92,406
Cash and cash equivalents at end of period	$112,931	$110,634

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$4,137	$1,635
Re-issuance of treasury stock	$106	$83

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The condensed consolidated balance sheet at June 30, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
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

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest(Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(4,105)	$(3,294)	$(4,838)	$(2,827)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	26,447	26,067	26,469	25,865
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	26,447	26,067	26,469	25,865
Net loss per share:
Basic	$(0.16)	$(0.13)	$(0.18)	$(0.11)
Diluted	$(0.16)	$(0.13)	$(0.18)	$(0.11)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Employee stock options and RSUs	3,689	3,660	3,735	3,907
ESPP to purchase common shares	304	539	395	609
Total potential dilutive securities	3,993	4,199	4,130	4,516

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2015	2014	2015	2014
Customer A	25.1%	20.1%	24.5%	21.1%
Customer B	32.5%	44.9%	36.6%	43.8%
Customer C	12.3%	11.2%	12.2%	12.0%

	March 31, 2015	June 30, 2014
Percentage of accounts receivable
Customer A	32.2%	23.1%
Customer B	14.7%	30.5%
Customer C	20.9%	17.4%

4. Balance Sheet Components
Accounts receivable:

	March 31, 2015	June 30, 2014
	(in thousands)
Accounts receivable	$48,183	$51,128
Less: Allowance for price adjustments	(17,012)	(14,563)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$31,141	$36,535

Inventories:

	March 31, 2015	June 30, 2014
	(in thousands)
Raw materials	$20,147	$18,996
Work in-process	33,630	36,003
Finished goods	12,534	11,561
	$66,311	$66,560

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	March 31, 2015	June 30, 2014
	(in thousands)
Land	$4,877	$4,950
Building	4,224	4,106
Manufacturing machinery and equipment	170,679	161,354
Equipment and tooling	11,220	10,486
Computer equipment and software	20,417	19,319
Office furniture and equipment	1,715	1,643
Leasehold improvements	26,373	25,154
	239,505	227,012
Less: Accumulated depreciation	(135,138)	(114,658)
	104,367	112,354
Equipment and construction in progress	11,450	10,900
Property, plant and equipment, net	$115,817	$123,254
Other long-term assets:

	March 31, 2015	June 30, 2014
	(in thousands)
Prepayments for property and equipment	$2,543	$1,435
Investment in a privately held company	100	100
Office leases deposits	638	428
	$3,281	$1,963
Accrued liabilities:

	March 31, 2015	June 30, 2014
	(in thousands)
Accrued compensation and benefit	$5,314	$4,879
Accrued vacation	1,936	1,777
Accrued bonuses	1,061	1,873
Warranty accrual	1,117	1,346
Stock rotation accrual	1,774	1,645
Accrued professional fees	883	1,001
ESPP payable	832	323
Customer deposits	73	104
Accrued inventory	539	590
Accrued facilities related expenses	1,479	1,353
Other accrued expenses	2,667	2,485
	$17,675	$17,376

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$1,346	$1,428
Additions	1,216	939
Utilization	(1,445)	(1,186)
Ending balance	$1,117	$1,181
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$1,645	$1,572
Additions	4,129	3,702
Utilization	(4,000)	(2,480)
Ending balance	$1,774	$2,794
Other Long-term liabilities:

	March 31, 2015	June 30, 2014
	(in thousands)
Deferred rent	$1,004	$1,143

5. Debt
On May 11, 2012, the Company entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of March 31, 2015 and June 30, 2014, the outstanding balances of the term loan were $6.4 million and $13.6 million, respectively.

The obligations under the loan agreement are secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2015, the Company was in compliance with these covenants.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan was required to be used for training new and re-training existing employees of the Oregon fab. The loan bore a compound annual interest rate of 5.0% and was to be repaid in April 2014 if the required conditions were not met. In

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 2014, the State of Oregon forgave the outstanding balance in full as we had satisfied the conditions. The $0.3 million loan forgiven was recorded as a reduction of costs of goods sold in our condensed consolidated statements of operations.

6. Shareholders' Equity and Share-based Compensation
Share Repurchase

On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million.  The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million.  The repurchases may be made from the open market or through privately negotiated transactions. Open market repurchases will be made pursuant to a pre-established 10b5-1 trading plan with specified amount of shares and price for the repurchases. The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings. In April 2015, the Board of Directors of the Company approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million.

During the nine months ended March 31, 2015, the Company repurchased 449,247 shares from the open market for a total cost of $4.0 million, at an average price of $8.85 per share under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 810,611 shares from the open market for a total cost of $7.2 million, at an average price of $8.84 per share.  No repurchased shares have been retired. Of the 810,611 repurchased shares, 29,300 shares with a weighted average repurchase price of $13.84 per share, were reissued at an average price of $2.22 per share for option exercises and vested RSU.

Stock Options
The following table summarizes the Company's stock option activities for the nine months ended March 31, 2015:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2014	3,238,784	$10.28	$3,258,607
Granted	10,000	$9.07
Exercised	(198,065)	$5.70	$740,051
Canceled or forfeited	(132,085)	$10.19
Outstanding at March 31, 2015	2,918,634	$10.60	$1,974,804

Information with respect to stock options outstanding and exercisable at March 31, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	2,918,634	4.77	$10.60	2,323,289	$11.22
Options vested and expected to vest	2,860,969	4.69	$10.65
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the nine months ended March 31, 2015 with the following weighted average assumptions:

Nine Months Ended March 31,
2015
Volatility rate	41.2%
Risk-free interest rate	1.6% - 1.8%
Expected term	5.5 years
Dividend yield	0%
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
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	455,742	$8.93
Vested	(185,405)	$8.62
Forfeited	(59,995)	$8.37
Nonvested at March 31, 2015	866,716	$8.63	1.95	$7,722,440
RSUs vested and expected to vest	744,314		1.86	$6,631,837
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2015
Volatility rate	50%
Risk-free interest rate	0.1% - 0.5%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of goods sold	$167	$119	$495	$457
Research and development	43	221	542	484
Selling, general and administrative	730	521	2,282	1,234
	$940	$861	$3,319	$2,175
Total unrecognized stock-based compensation expense as of March 31, 2015 was $5.6 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.8 years.

7. Income Taxes
The Company recognized income tax expense of approximately $0.7 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The Company recognized income tax expense of approximately $2.8 million and $2.5 million for the nine months ended March 31, 2015 and 2014, respectively. The estimated effective tax rate for the three months ended March 31, 2015 was (20.5)% compared to (12.3)% for the three months ended March 31, 2014. The estimated effective tax rate was (140.5)% and (729.0)% for the nine months ended March 31, 2015 and 2014, respectively. The variances in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current and same periods of last year as well as a decrease in the recognition of previously unrecognized tax benefits following the lapse of the applicable statute of limitations between the respective periods.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2014 remain open to examination by U.S. federal and state tax authorities. The tax years 2008 to 2014 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2015, the gross amount of unrecognized tax benefits was approximately $6.3 million, of which $4.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Hong Kong	$64,610	$65,026	$210,135	$200,511
China	10,315	8,497	30,095	29,545
South Korea	624	775	1,787	2,317
United States	706	513	2,270	1,411
Other Countries	663	594	2,176	2,007
	$76,918	$75,405	$246,463	$235,791
The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Power discrete	$59,181	$58,563	$185,275	$182,654
Power IC	13,719	12,844	$48,984	$39,682
Packaging and testing services	4,018	3,998	$12,204	$13,455
	$76,918	$75,405	$246,463	$235,791

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	March 31, 2015	June 30, 2014
	(in thousands)
China	$72,999	$80,736
United States	42,233	42,106
Other Countries	585	412
	$115,817	$123,254

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of March 31, 2015 and June 30, 2014, the Company had approximately $31.6 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $5.8 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2015 and June 30, 2014.
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 1,400 products, and has grown rapidly with the introduction of over 150 new products during the fiscal year 2014, and over 195 and 240 new products in the fiscal years 2013 and 2012, respectively. During the nine months ended March 31, 2015, we introduced an additional 75 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 500 patents and 190 patent applications in the United States as of March 31, 2015. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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
During the three months ended March 31, 2015, we released two new MOSFETs optimized for battery protection applications which are the latest additions to our state-of-the-art AlphaDFN™ package portfolio. These devices are specifically targeting one and two cells portable battery pack applications. During the three months ended December 31, 2014, we launched new generation EZBuck(TM) regulator in a thermally enhanced package. The device offers a low on-resistance power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics applications such as LCD TVs, set-top-boxes, as well as DVD players and recorders. We also introduced new 40V 0.99mOhm MOSFET in a DFN5x6 package during the three months ended December 31, 2014. The device is to address a wide range of applications including primary-side and secondary-side switching in telecom and industrial DC/DC converters, secondary-side synchronous rectification in DC/DC and AC/DC converters, as well as POL modules for telecom systems. During the three months ended September 30, 2014, we rolled out new family of 25-V and 30-V high performance MOSFETs in compact 3 x 3mm DFN packages. These devices are ideally suited for a variety of DC/DC step-down conversion solutions for personal computing, gaming, servers, and telecom/datacom applications. We also enhanced the EZPower(TM) smart load switch portfolio with rapid turn-off fault protection and current monitoring. The device has an operating input voltage range from 5-V to 16-V and is capable of supplying up to 6A of continuous current. A low on-resistance of 23mΩ in a thermally enhanced 3mm x 3mm DFN package makes the AOZ1363 optimal for space-constrained applications that require circuit protection such as the latest notebook PCs, hot swap supplies and micro servers.

Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 47.3% and 42.8% of our total revenue for the three months ended March 31, 2015 and 2014, respectively, and 47.1% and 44.7% for the nine months ended March 31, 2015 and 2014, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2015 and 2014. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$76,918	$75,405	100.0%	100.0%	$246,463	$235,791	100.0%	100.0%
Cost of goods sold	64,154	63,095	83.4%	83.7%	200,297	192,711	81.3%	81.7%
Gross profit	12,764	12,310	16.6%	16.3%	46,166	43,080	18.7%	18.3%
Operating expenses
Research and development	6,929	5,977	9.0%	7.9%	20,155	17,796	8.2%	7.5%
Selling, general and administrative	9,219	9,256	12.0%	12.3%	27,958	25,505	11.3%	10.8%
Total operating expenses	16,148	15,233	21.0%	20.2%	48,113	43,301	19.5%	18.3%
Operating loss	(3,384)	(2,923)	(4.4)%	(3.9)%	(1,947)	(221)	(0.8)%	(0.1)%
Interest income and other, net	18	52	—%	0.1%	92	90	—%	—%
Interest expense	(41)	(62)	—%	(0.1)%	(157)	(210)	(0.1)%	(0.1)%
Loss before income taxes	(3,407)	(2,933)	(4.4)%	(3.9)%	(2,012)	(341)	(0.8)%	(0.1)%
Income tax expense	698	361	0.9%	0.5%	2,826	2,486	1.1%	1.1%
Net loss	$(4,105)	$(3,294)	(5.3)%	(4.4)%	$(4,838)	$(2,827)	(2.0)%	(1.2)%
Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$167	$119	0.2%	0.2%	$495	$457	0.2%	0.2%
Research and development	43	221	0.1%	0.3%	542	484	0.2%	0.2%
Selling, general and administrative	730	521	0.9%	0.7%	2,282	1,234	0.9%	0.5%
Total	$940	$861	1.2%	1.2%	$3,319	$2,175	1.3%	0.9%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$59,181	$58,563	$618	1.1%	$185,275	$182,654	$2,621	1.4%
Power IC	13,719	12,844	875	6.8%	48,984	39,682	9,302	23.4%
Packaging and testing services	4,018	3,998	20	0.5%	12,204	13,455	(1,251)	(9.3)%
	$76,918	$75,405	$1,513	2.0%	$246,463	$235,791	$10,672	4.5%

Total revenue was $76.9 million for the three months ended March 31, 2015, an increase of $1.5 million, or 2.0%, as compared to $75.4 million for the same period last year. The increase primarily consisted of $0.6 million and $0.9 million increase in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC products was primarily due to a 14.0% increase in unit shipments, partially offset by a 10.4% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets, and to a lesser extent, a shift in product mix. The revenue of packaging and testing services for the three months ended March 31, 2015 and 2014 remained flat.

Total revenue was $246.5 million for the nine months ended March 31, 2015, an increase of $10.7 million, or 4.5%, as compared to $235.8 million for the same period last year. The increase consisted of $2.6 million and $9.3 million increase in sales of power discrete products and sales of power IC products, partially offset by a $1.3 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 12.7% increase in unit shipments, partially offset by a 6.5% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2015 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$64,154	$63,095	$1,059	1.7%	$200,297	$192,711	$7,586	3.9%
Percentage of revenue	83.4%	83.7%			81.3%	81.7%

Gross profit	$12,764	$12,310	$454	3.7%	$46,166	$43,080	$3,086	7.2%
Percentage of revenue	16.6%	16.3%			18.7%	18.3%

Cost of goods sold was $64.2 million for the three months ended March 31, 2015, an increase of $1.1 million, or 1.7%, as compared to $63.1 million for the same period last year, primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization and continued cost control efforts as compared to the same period last year. Gross margin increased slightly by 0.3 percentage point to 16.6% for the three months ended March 31, 2015 as compared to 16.3% for the same period last year. The slight increase in gross margin was primarily due to higher factory utilization and continued cost control efforts during the three months ended March 31, 2015, partially offset by decreased average selling price primarily due to price erosion during the three months ended March 31, 2015.

Cost of goods sold was $200.3 million for the nine months ended March 31, 2015, an increase of $7.6 million, or 3.9%, as compared to $192.7 million for the same period last year, primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization and continued cost control efforts as compared to the same period last year. Gross margin increased slightly by 0.4 percentage point to 18.7% for the nine months ended March 31, 2015 as compared to 18.3% for the same period last year. The slight increase in gross margin was primarily due to higher factory utilization and continued cost control efforts during the nine months ended March 31, 2015, partially offset by decreased average selling price primarily due to price erosion during the nine months ended March 31, 2015.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,929	$5,977	$952	15.9%	$20,155	$17,796	$2,359	13.3%
Research and development expenses were $6.9 million for the three months ended March 31, 2015, an increase of $1.0 million, or 15.9%, as compared to $6.0 million for the same period last year. The increase was primarily attributable to a $1.1 million increase in product prototyping engineering expenses, and a $0.1 million increase in employee compensation expenses and benefits, partially offset by a $0.2 million decrease in share-based compensation expenses mainly due to increased cancellation of stock options and restricted share unit awards related to the resignation of our Chief Technology Officer during the current period.
Research and development expenses were $20.2 million for the nine months ended March 31, 2015, an increase of $2.4 million, or 13.3%, as compared to $17.8 million for the same period last year. The increase was primarily attributable to a $2.4 million increase in product prototyping engineering expenses, and a $0.3 million increase in employee compensation and benefits mainly due to the severance payment related to the resignation of our Chief Technology Officer during the current period, partially offset by a $0.2 million decrease in depreciation and amortization expense as a result of increased fully depreciated assets. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect our research and development expenses to continue to fluctuate from time to time.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,219	$9,256	$(37)	(0.4)%	$27,958	$25,505	$2,453	9.6%
Selling, general and administrative expenses were $9.2 million and $9.3 million for the three months ended March 31, 2015 and 2014, respectively. The slight decrease was primarily due to a $0.5 million decrease in unrealized foreign exchange losses mainly due to our cash and cash equivalents denominated in Renminbi or RMB, held by our subsidiaries in China, caused by the depreciation of USD against RMB for current quarter over prior year same quarter, and $0.1 million decrease in consulting expenses due to decreased consulting activities, as well as a $0.1 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2014. These decreases were offset by a $0.5 million increase in employee compensation and benefits mainly due to increased headcount during the current quarter, and a $0.2 million increase in share-based compensation expense primarily as a result of an increase of stock awards granted and a decrease of cancellations during the current period.
Selling, general and administrative expenses were $28.0 million for the nine months ended March 31, 2015, an increase of $2.5 million, or 9.6%, as compared to $25.5 million for the same period last year. The increase was primarily due to a $1.9 million increase in employee compensation and benefits mainly as a result of increased headcount during the current period, a $1.0 million increase in share-based compensation expense primarily as a result of an increase of stock awards granted and a decrease of cancellations during the current period, and a $0.4 million in recovery of doubtful accounts in the same period of last year as a result of continued effort in collection from a service customer. These increases were partially offset by a $0.4 million decrease in unrealized foreign exchange losses mainly due to recent depreciation of USD against RMB, a $0.1 million decrease legal expenses due to a reduction of consulting related activities and a $0.1 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2014.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The increase in interest income during the three and the nine months ended March 31, 2015 as compared to the same periods last year was primarily due to the increase in average cash balances.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and the nine months ended March 31, 2015 was primarily due to a decrease in bank borrowings related to the $20.0 million term loan obtained in May 2012 for working capital of our Oregon fab.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$698	$361	$337	93.4%	$2,826	$2,486	$340	13.7%
We recognized income tax expense of approximately $0.7 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively and approximately $2.8 million and $2.5 million for the nine months ended March 31, 2015 and 2014, respectively.
The tax expense for the three and nine months ended March 31, 2015 was higher than the tax expense for the same periods last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same periods of last year as well as a decrease in the recognition of previously unrecognized tax benefits following the lapse of the applicable statute of limitations between the respective periods.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line will be fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrue interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrue interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans will vary from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. As of March 31, 2015, the outstanding balance of the term loan was $6.4 million.

The obligations under the term loan are secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries have agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contains customary restrictive covenants and certain financial covenants that require us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. As of March 31, 2015, we were in compliance with these covenants.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan was required to be used for training new and re-training existing employees of the Oregon fab. The loan bore a compound annual interest rate of 5.0% and was to be repaid in April 2014 if the required conditions were not met. In September 2014, the State of Oregon forgave the outstanding balance in full as we had satisfied the conditions. The $0.3 million forgiven loan was recorded as a reduction of costs of goods sold in our condensed consolidated statements of operations.

On May 8, 2014, our Board of Directors approved to reactivate our share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million.  The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million.  During the three months ended March 31, 2015, we repurchased a total of 449,247 shares from the open market for a total cost of approximately $4.0 million, at an average price of $8.85 per share under the share repurchase program.  Since the inception of the program in 2010, we repurchased an aggregate of 810,611 shares from the open market for a total cost of $7.2 million, at an average price of $8.84 per share. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. In April 2015, our Board of Directors approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million .  The repurchases will be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions.  The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment.  There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares.

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
Cash and cash equivalents

As of March 31, 2015 and 2014, we had $112.9 million and $110.6 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$17,722	$26,961
Net cash used in investing activities	(12,530)	(6,217)
Net cash used in financing activities	(10,000)	(2,505)
Effect of exchange rate changes on cash and cash equivalents	(49)	(11)

Net increase (decrease) in cash and cash equivalents	$(4,857)	$18,228

Cash flows from operating activities
Net cash provided by operating activities of $17.7 million for the nine months ended March 31, 2015 resulted primarily from net loss of $4.8 million, non-cash charges of $23.9 million, and net change in assets and liabilities using net cash of $1.4 million. The non-cash charges of $23.9 million included $20.8 million of depreciation and amortization expenses and $3.3 million of share-based compensation expense, partially offset by a $0.3 million of forgiveness of the loan from the State of Oregon during the period. The net change in assets and liabilities using net cash of $1.4 million was primarily due to a $5.0 million decrease in accounts payable mainly due to timing of payment, a $0.9 million increase in other current and long term assets primarily due to increase in advance payments to vendors, a $0.8 million decrease in income taxes payable, as well as a $0.4 million decrease in accrued and other liabilities, partially offset by a $5.6 million decrease in accounts receivable due to the timing of billings and collection of payments, and a $0.2 million decrease in inventories as we reduced our inventories.

Net cash provided by operating activities of $27.0 million for the nine months ended March 31, 2014 resulted primarily from net loss of $2.8 million, non-cash charges of $23.5 million, and net change in assets and liabilities providing net cash of $6.3 million. The non-cash charges of $23.5 million included $20.9 million of depreciation and amortization expenses, $2.2 million of share-based compensation expense, and $1.0 million of net deferred income taxes, partially offset by $0.4 million on allowance for doubtful account and $0.1 million of gain on disposal of property and equipment during the period. The net change in assets and liabilities providing net cash of $6.3 million was primarily due to a $1.5 million decrease in accounts receivable due to the timing of billings and collection of payments, a $8.5 million decrease in inventories as we reduced building up our inventories, a $2.1 million increase in accrued and other liabilities, partially offset by a $3.7 million decrease in accounts payable primarily due to decrease in inventory purchase and timing of payment, a $1.1 million decrease in income taxes payable, and $1.0 million increase in other current and long term assets primarily due to increase in advance payments to vendors.
Cash flows from investing activities
Net cash used in investing activities of $12.5 million for the nine months ended March 31, 2015 was primarily attributable to purchase of property and equipment of $12.6 million to increase our in-house production capacity.

Net cash used in investing activities of $6.2 million for the nine months ended March 31, 2014 was primarily attributable to purchase of property and equipment of $6.5 million to increase our in-house production capacity, partially offset by $0.2 million proceeds from sale of property and equipment during the period.
Cash flows from financing activities
Net cash used in financing activities of $10.0 million for the nine months ended March 31, 2015 was primarily attributable to $7.1 million of repayment of our borrowings, $4.0 million for repurchase of common shares, and $0.8 million in payment of capital lease obligations, partially offset by $1.9 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Net cash used in financing activities of $2.5 million for the nine months ended March 31, 2014 was primarily attributable to $2.9 million of repayment of our borrowings and $0.9 million in payment of capital lease obligations, partially offset by $1.3 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Capital expenditures

Capital expenditures were $12.6 million and $6.5 million for the nine months ended March 31, 2015 and 2014, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of March 31, 2015 and June 30, 2014, we had approximately $31.6 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of March 31, 2015 and June 30, 2014, we had approximately $5.8 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There were no significant changes in our internal control over financial reporting during the three and nine months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets for the share repurchases under this program during the third fiscal quarter ended March 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	—	—
February 1, 2015 to February 28, 2015	328,387	$8.84	328,387
March 1, 2015 to March 31, 2015	120,860	$8.90	120,860
Total repurchase during the three months ended March 31, 2015	449,247	$8.85	449,247	$17,836,000

In April 2015, our Board of Directors approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million.  The repurchases will be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions.  The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment.  There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1
Separation Agreement, dated as of March 26, 2015, between the Company and Dr. Hamza Yilmaz (incorporated by reference to Exhibit 10.1 from Registration Statement on Form 8-K (File No. 001-34717) filed with the Commission on March 27, 2015).

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

May 7, 2015

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)