Form 10-K
period 2015-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2015-08-27
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2014 was approximately $196 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Market on December 31, 2014 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,921,346 shares of the registrant's common shares outstanding as of July 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2015.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2015

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,500 products, and has grown significantly with the introduction of over 100 new products during each of the fiscal years ended June 30, 2015, 2014 and 2013. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 517 patents and 193 patent applications in the United States as of June 30, 2015. We differentiate ourselves by integrating our expertise in technology, design, manufacturing capability and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2015, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

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

The fab-lite business model allows us to accelerate the development of our proprietary technology at our Oregon fab, bring new products to market faster, and improve our financial performance in the long run. We also expect this “fab-lite” model to provide quicker response to our customer demands, enhance relationships with strategic customers, provide flexibility in capacity management and geographic diversification of our wafer supply chain. This approach allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries.

In recent years, the global PC market has experienced a significant decline primarily due to continued growth of demand in tablets and smart phones. Because a significant portion of our revenue was dependent upon the PC market, such decline resulted in lower utilization of our Oregon fab and packaging facilities in China, which negatively impacted our financial performance. In response to this trend, we have been and are continuing to execute our strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, improve gross margin and profit by implementing cost control measures. We are making progress in reducing our reliance on the computing market, we are also committed to continue to support our computing business and capitalize on the opportunity with a more focused and competitive PC product strategy.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 1,500 products and we have introduced over 100 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to expand our addressable market and improve our margin profile. We also believe that our expanding product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs who are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs who have traditionally been responsible for manufacturing these products. While OEMs typically focus their design efforts on their flagship products, as the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several

ODMs are beginning to design, manufacture and brand their own proprietary products which they sell directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, increasing the number of our products used within their systems, and leveraging our relationships to penetrate their other products. In addition, we are refocusing our research and development efforts to respond more directly to the market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.
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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand the product family by introducing new solutions to computing and LED back lighting for LCD-TV during past fiscal year. During the three months ended June 30, 2015, we introduced the new 1200V/1350V E-series IGBTs optimized for soft-switching applications which delivers high performance by lower switching loss. We also expanded our IGBT product portfolio with the release of the 650V M-Series. This platform optimizes for superior performance with higher robustness in addition to fast and soft turn-off switching in motor drives. During the three months ended March 31, 2015, we released two new MOSFETs optimized for battery protection applications which are the latest additions to our state-of-the-art AlphaDFN™ package portfolio. These devices are specifically targeting one and two cells portable battery pack applications. During the three months ended December 31, 2014, we launched new generation EZBuck(TM) regulator in a thermally enhanced package. The device offers a low on-resistance power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics applications such as LCD TVs, set-top-boxes, as well as DVD players and recorders. We also introduced new 40V 0.99mOhm MOSFET in a DFN5x6 package during the three months ended December 31, 2014. The device is to address a wide range of applications including primary-side and secondary-side switching in telecom and industrial DC/DC converters, secondary-side synchronous rectification in DC/DC and AC/DC converters, as well as POL modules for telecom systems. During the three months ended September 30, 2014, we rolled out new family of 25-V and 30-V high performance MOSFETs in compact 3 x 3mm DFN packages. These devices are ideally suited for a variety of DC/DC step-down conversion solutions for personal computing, gaming, servers, and telecom/datacom applications. We also enhanced the EZPower(TM) smart load switch portfolio with rapid turn-off fault protection and current monitoring. The device has an operating input voltage range from 5-V to 16-V and is capable of supplying up to 6A of continuous current. A low on-resistance of 23mΩ in a thermally enhanced 3mm x 3mm DFN package makes the AOZ1363 optimal for space-constrained applications that require circuit protection such as the latest notebook PCs, hot swap supplies and micro servers.

Distributors and customers
We have developed direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of which we serve through our distributors and ODMs. We sell to Samsung Group directly which accounted for 11.7%, 11.6% and 13.0% of our revenue for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2015 and June 30, 2014, the two largest distributors of our products were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 36.1% and 25.4% of our revenue, respectively, for the fiscal year ended June 30, 2015, 43.1% and 21.6% of our revenue, respectively, for the fiscal year ended June 30, 2014, and 41.6% and 24.4% of our revenue, respectively, for fiscal year ended June 30, 2013, respectively.
Sales and marketing

Our marketing division is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including application engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more for our new market segments, field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs, work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

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

Our sales cycle varies depending on the types of products and can range from six to eighteen months.  In general, our traditional power discrete products in the PC and TV applications are moving more rapidly through the design and marketing processes, therefore they generally have shorter sales cycle.  In contrast, our newer Power IC and IGBT products, mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have longer sales cycle.  Typically, our sales cycle for all products comprises of the following steps:

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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Fairchild Semiconductor International, Inc., Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.

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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital into research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2015, 2014 and 2013 were $27.1 million, $24.4 million and $27.8 million, respectively. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Our new product development efforts continue to focus on developing products with higher speed, higher efficiency and reliability, higher power density, greater performance and lower costs. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enables us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested significant resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2015, we continued our diversification program by developing new silicon and packaging platforms to expand our SAM and offer higher performanced products.
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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries following the acquisition and integration of the Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 25.0%, 28.6% and 37.7% of the wafers used in our products for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
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

Our in-house packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products, and we continuously increase outsourcing portion of our packaging and testing requirements to other contract manufacturers to minimize the effect of market fluctuation. Our facilities have the combined capacity to package and test over 500 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.

Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China and our manufacturing facility in Oregon are certified to the ISO9001 and ISO/TS16949:2009. These Quality Management System certifications are in recognition of our quality assurance standards. Both ISO9001and ISO/TS16949:2009 are sets of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. Our products are also in compliance with Restrictions on the use of Hazardous Substances, or RoHS 2.0.

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
Intellectual property rights
Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including Fairchild Semiconductor International, Inc. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2015, we had 517 patents issued in the United States, of which 39 were acquired, 2 were licensed and 476 were based on our research and development efforts, and these patents are set to expire between 2015 and 2033. We also had a total of 457 foreign patents, including 237 Chinese patents, 202 Taiwanese patents, 10 Korean patents, 4 Hong Kong patents and 4 Japanese patents as of June 30, 2015. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2015 and 2032. In addition, as of June 30, 2015, we had a total of 583 patent applications, of which 193 patents were pending in the United States, 231 patents were pending in China, 147 patents were pending in Taiwan and 12 patents were pending in other countries.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2015 and 2014, we are in compliance with the related conflict minerals rule.
Employees
As of June 30, 2015, we had approximately 2,780 employees, of which approximately 380 were located in the United States, 2,300 were located in China, and 100 were located in other parts of Asia. Of the total employees, approximately 2,360 were in operations and manufacturing, 150 were in research and development, 150 were in sales and marketing and 120 were in general and administrative. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage due to labor issues. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2015. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	70	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	63	Director and Chief Operating Officer
Yifan Liang	51	Chief Financial Officer and Corporate Secretary
Daniel Kuang Ming Chang	60	Senior Vice President of Marketing

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

Daniel Kuang Ming Chang is currently serving as our Senior Vice President of Marketing since August 3, 2015.  Mr. Chang served as our Vice President of Power IC Product Line and Applications Engineering from October 2011 to August 2, 2015, our Vice President of Strategic Marketing and Applications Engineering from May 2010 to October 2011, and our Director of Strategic Marketing and Applications Engineering from February 2009 to April 2010.  Prior to joining our company, Mr. Chang served as Vice President of new product line at Richtek Inc, a power management company in Taiwan, from 2005 to 2009.  He also served as Vice President of System Engineering at Lovoltech Inc, a startup semiconductor company in Sunnyvale, California from 2001 to 2005.  Mr. Chang received his M.S. in physics from National Tsing Hua University of Taiwan, and a B.S. in electrical engineering from Taiwan National University.
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
Risks Related to Our Business

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 47.1%, 45.2% and 50.0% of our total revenue for the years ended 2015, 2014 and 2013, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  Recently, we experienced a significant reduction in the demand for our products due to the declining PC markets, which have negatively impacted our revenue, profitability and gross margin. The decline of the PC markets also adversely affected our ability to adjust inventory levels in response to the lower shipments, which have negatively impacted our gross margins. During the quarter ended March 31, 2013, we recorded a non-cash, non-recurring inventory valuation charge of $5.7 million primarily related to excess and obsolete inventory consisting of PC-related products that were not compatible with a particular OEM's applications and were deemed not saleable. Moreover, the continuing decline of the PC markets may reduce the capacity utilization of our manufacturing facilities or impair the value of our long-lived assets, including equipment and machinery used for the manufacturing and packaging of our products, which could have a material adverse effect on our results of operations.

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

•	changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;

•	changes in costs associated with manufacturing of our products, including pricing of wafer, raw materials and assembly services;

•	announcement of significant share repurchase programs;

•	our concentration of sales in consumer applications and changes in consumer purchasing patterns and confidence; and

•	the adoption of new industry standards or changes in our regulatory environment;
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

The operation of our Oregon fab may subject us to additional risks and the need for additional capital expenditures which may negatively impact our results of operations.

The operation of the Oregon fab requires significant fixed manufacturing cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, in particular the decline of the PC market, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity, which may adversely affect our operating results. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities. The manufacturing processes of a fabrication facility are complex and subject to interruptions. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers' specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and distract us from the development of new and enhanced product which may have a significant negative impact on our financial results.

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
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Diodes Incorporated, Fairchild Semiconductor International, Inc., Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corporation, STMicroelectronics N.V., Toshiba Corporation and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc. We expect to face competition in the future from our competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Many of our competitors have competitive advantages over us, including:

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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 25.0%, 28.6% and 37.7% of the wafers used in our products for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 61.5%, 64.7% and 66.0% of our revenue for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Our agreement with WPG has an one-year term but is automatically renewed for an additional one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. Our agreement with Promate was renewed in July 2015 and will be automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreement. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $19.4 million and $14.6 million at June 30, 2015 and 2014, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2015 and 2014 were $1.9 million and $1.6 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2015, we owned 517 issued U.S. patents expiring between 2015 and 2033 and had 193 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

•
intellectual property laws and confidentiality protections, which may not adequately protect our intellectual property rights, including, for example, in China where enforcement of China intellectual property-related laws has historically been less effective, primarily because of difficulties in enforcement and low damage awards.

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
We have adopted a global business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. Our international operations may subject us to the following risks:

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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea and Japan. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was (105.3)%, (887.5)% and (254.2)% for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2015 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
 The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises, the China government continues to retain significant control over the business and productive assets in China. Any changes in China's government policy or China's political, economic and social conditions, or in relevant laws and regulations, may adversely affect our current or future business, results of operation or financial condition. These changes in government policy may be implemented through various means, including changes in laws and regulations, implementation of anti-inflationary measures, change of basic interest rate, changes in the tax rate or taxation system and the imposition of additional restrictions on currency conversion and imports. Furthermore, given China's largely export-driven economy, any changes in the economies of the China's principal trading partners and other export-oriented nations may adversely affect our business, results of operations, financial condition and prospects.
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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $86.8 million, or 31.4% of our total consolidated net assets as of June 30, 2015. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in

China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Market ranged from a low of $6.83 to high of $17.91 from the commencement of the public trading of our common shares on April 29, 2010, to July 31, 2015 and from a low of $8.16 to high of $10.82 from July 1, 2014 to June 30, 2015. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 19.9% of our outstanding common shares as of June 30, 2015. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2015, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 5/8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	228,351	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	247,789	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,251	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

7F, Unit 3 & 5, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	6,834	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

Innovalley C-801 253, Pangyo-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, Korea, 463-400	1,679	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support

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

2014		High	Low
First Fiscal Quarter :	July 1, 2013 - September 30, 2013	$8.74	$7.08
Second Fiscal Quarter:	October 1, 2013 - December 31, 2013	$8.39	$7.14
Third Fiscal Quarter:	January 1, 2014 - March 31, 2014	$7.94	$6.83
Fourth Fiscal Quarter:	April 1, 2014 - June 30, 2014	$9.30	$7.06

2015
First Fiscal Quarter :	July 1, 2014 - September 30, 2014	$10.82	$9.07
Second Fiscal Quarter:	October 1, 2014 - December 31, 2014	$9.68	$8.38
Third Fiscal Quarter:	January 1, 2015- March 31, 2015	$9.27	$8.69
Fourth Fiscal Quarter:	April 1, 2015 - June 30, 2015	$9.14	$8.16
Holders of Our Common Shares
As of July 31, 2015, there were approximately 102 holders of record of our common shares, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2015, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2014, our Board of Directors approved to reactivate the share repurchase program which was originally authorized on October 22, 2010 for a total amount of $25.0 million. In April 2015, our Board of Directors approved an increase in the remaining available amount under our share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market or through privately negotiated transactions. Open market repurchases will be made pursuant to a pre-established 10b5-1 trading plan with specified amount of shares and price for the repurchases. The amount and timing of any repurchases will depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. We account for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.
The following table sets for the share repurchases under this program during the fiscal quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
May 6, 2015 to May 29, 2015	216,983	$8.37	216,983	$48,184,000

In June 2015, we commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of our outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, we completed the Tender Offer in which we purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represent approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015. Immediately following the completion of the Tender Offer, approximately $18.2 million remained available under such share repurchase program.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2015, 2014 and 2013 and selected consolidated balance sheet data as of June 30, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2012 and 2011 and selected consolidated balance sheets as of June 30, 2013, 2012 and 2011 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2015	2014	2013	2012	2011 (1)(2)
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$327,935	$318,121	$337,436	$342,291	$361,308
Cost of goods sold	267,453	259,050	272,851	259,126	256,087
Gross profit	60,482	59,071	64,585	83,165	105,221
Operating expenses:
Research and development	27,075	24,409	27,833	30,630	29,470
Selling, general and administrative	37,198	34,855	35,473	35,800	37,937
Impairment of long-lived assets	—	—	2,557	—	—
Total operating expenses	64,273	59,264	65,863	66,430	67,407
Operating income (loss)	(3,791)	(193)	(1,278)	16,735	37,814
Interest income	106	124	76	105	280
Interest expense	(181)	(266)	(372)	(342)	(263)
Income on equity investment in APM	—	—	—	—	1,768
Gain on equity interest in APM	—	—	—	—	837
Income (loss) before income taxes	(3,866)	(335)	(1,574)	16,498	40,436
Income tax expense	4,069	2,973	4,001	3,581	2,609
Net income (loss)	$(7,935)	$(3,308)	$(5,575)	$12,917	$37,827
Net income (loss) per share
Basic	$(0.30)	$(0.13)	$(0.22)	$0.52	$1.61
Diluted	$(0.30)	$(0.13)	$(0.22)	$0.50	$1.51
Weighted average number of shares used in computing net income (loss) per share
Basic	26,429	25,952	25,348	24,656	23,495
Diluted	26,429	25,952	25,348	25,606	24,989

	As of June 30,
	2015	2014	2013	2012	2011 (1)(2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,085	$117,788	$92,406	$82,166	$86,708
Working Capital	$149,556	$154,163	$152,364	$129,862	$118,366
Total assets	$348,617	$364,348	$356,321	$366,157	$347,438
Bank borrowings - long term	$—	$—	$13,571	$16,429	$—
Capital leases - long term	$64	$1,005	$195	$1,085	$130
Total shareholders' equity	$276,114	$283,035	$281,451	$279,393	$260,250

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,500 products, and has grown significantly with the introduction of over 100 new products during each of the fiscal years ended June 30, 2015, 2014 and 2013. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe it enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 517 patents and 193 patent applications in the United States as of June 30, 2015. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2015, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, during the three months ended June 30, 2015, we introduced the new 1200V/1350V E-series IGBTs optimized for soft-switching applications which delivers high performance by lower switching loss. We also expanded our IGBT product portfolio with the release of the 650V M-Series. This platform optimizes for superior performance with higher robustness in addition to fast and soft turn-off switching in motor drives. During the three months ended March 31, 2015, we released two new MOSFETs optimized for battery protection applications which are the latest additions to our state-of-the-art AlphaDFN™ package portfolio. These devices are specifically targeting one and two cells portable battery pack applications. During the three months ended December 31, 2014, we launched new generation EZBuck(TM) regulator in a thermally enhanced package. The device offers a low on-resistance power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics applications such as LCD TVs, set-top-boxes, as well as DVD players and recorders. We also introduced new 40V 0.99mOhm MOSFET in a DFN5x6 package during the three months ended December 31, 2014. The device is to address a wide range of applications including primary-side and secondary-side switching in telecom and industrial DC/DC converters, secondary-side synchronous rectification in DC/DC and AC/DC converters, as well as POL modules for telecom systems. During the three months ended September 30, 2014, we rolled out new family of 25-V and 30-V high performance MOSFETs in compact 3 x 3mm DFN packages. These devices are ideally suited for a variety of DC/DC step-down conversion solutions for personal computing, gaming, servers, and telecom/datacom applications. We also enhanced the EZPower(TM) smart load switch portfolio with rapid turn-off fault protection and current monitoring. The device has an operating input voltage range from 5-V to 16-V and is capable of supplying up to 6A of continuous current. A low on-resistance of 23mΩ in a thermally enhanced 3mm x 3mm DFN package makes the AOZ1363 optimal for space-constrained applications that require circuit protection such as the latest notebook PCs, hot swap supplies and micro servers.
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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computer, or PC markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 47.1%, 45.2% and 50.0% of our total revenue for the years ended June 30, 2015, 2014 and 2013, respectively.

Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. In response to this trend, we have been and are continuing to execute our strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, improve gross margin and profit by implementing cost control measures. We are making progress in reducing our reliance on the computing market, and we are also committed to continue to support our computing business and capitalize on the opportunity with a more focused and competitive PC product strategy. However, as we develop and sell new products that serve more diversified markets, we expect that sales based on the PC markets, as a percentage of the total revenue, will continue to decline. If the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.

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
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2015, 2014 and 2013. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2015	2014	2013	2015	2014	2013
	(in thousands)			(% of revenue)
Revenue	$327,935	$318,121	$337,436	100.0%	100.0%	100.0%
Cost of goods sold (1)	267,453	259,050	272,851	81.6%	81.4%	80.9%
Gross profit	60,482	59,071	64,585	18.4%	18.6%	19.1%
Operating expenses:
Research and development (1)	27,075	24,409	27,833	8.3%	7.7%	8.2%
Selling, general and administrative (1)	37,198	34,855	35,473	11.3%	11.0%	10.5%
Impairment of long-lived assets	—	—	2,557	—%	—%	0.8%
Total operating expenses	64,273	59,264	65,863	19.6%	18.7%	19.5%
Operating loss	(3,791)	(193)	(1,278)	(1.2)%	(0.1)%	(0.4)%
Interest income	106	124	76	—%	—%	—%
Interest expense	(181)	(266)	(372)	(0.1)%	(0.1)%	(0.1)%
Loss before income taxes	(3,866)	(335)	(1,574)	(1.3)%	(0.2)%	(0.5)%
Income tax expense	4,069	2,973	4,001	1.2%	0.9%	1.2%
Net loss	$(7,935)	$(3,308)	$(5,575)	(2.5)%	(1.1)%	(1.7)%
(1) Includes share-based compensation expense allocated as follows:

	Year Ended June 30,
	2015	2014	2013	2015	2014	2013
	(in thousands)			(% of revenue)
Cost of goods sold	$669	$614	$700	0.2%	0.2%	0.2%
Research and development	779	786	1,402	0.2%	0.2%	0.4%
Selling, general and administrative	3,042	1,975	2,717	0.9%	0.6%	0.8%
	$4,490	$3,375	$4,819	1.3%	1.0%	1.4%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2015	2014	2013	2015		2014
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$248,716	$246,033	$265,150	$2,683	1.1%	$(19,117)	(7.2)%
Power IC	63,529	53,993	52,841	9,536	17.7%	1,152	2.2%
Packaging and testing services	15,690	18,095	19,445	(2,405)	(13.3)%	(1,350)	(6.9)%
	$327,935	$318,121	$337,436	$9,814	3.1%	$(19,315)	(5.7)%

Fiscal 2015 vs 2014

Total revenue was $327.9 million for fiscal year 2015, an increase of $9.8 million, or 3.1%, as compared to $318.1 million for fiscal year 2014. The increase consisted of $2.7 million and $9.5 million in sales of power discrete products and sales of power IC products, respectively, partially offset by a $2.4 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to an 11.0% increase in unit shipments, partially offset by a 6.3% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand as a result of the declining PC market. In response to the declining PC market, we have been executing and are continuing to execute strategies to diversify our product portfolio and penetrate into other market segments, which we believe would mitigate and eventually overcome the reduced demand resulting from the declining PC market. During fiscal year 2015, we accelerated the development of new technology platforms which allowed us to introduce 61 medium and high voltage MOSFET products, targeting the consumer, power supply and industrial markets, as well as 32 low voltage MOSFET products for the computing and communication markets. In addition, we introduced 15 Power IC new products for consumer, communication and computing applications.

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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2015	2014	2013	2015		2014
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$267,453	$259,050	$272,851	$8,403	3.2%	$(13,801)	(5.1)%
Percentage of revenue	81.6%	81.4%	80.9%

Gross profit	$60,482	$59,071	$64,585	$1,411	2.4%	$(5,514)	(8.5)%
Percentage of revenue	18.4%	18.6%	19.1%

Fiscal 2015 vs 2014

Cost of goods sold was $267.5 million for fiscal year 2015, an increase of $8.4 million, or 3.2%, as compared to $259.1 million for fiscal year 2014, primarily due to increased unit shipments. The increase was partially offset by overall manufacturing cost reduction due to continued cost control efforts and improved factory utilization as compared to last fiscal year. Gross margin decreased by 0.2 percentage points to 18.4% for fiscal year 2015, as compared to 18.6% for fiscal year 2014. The slight decrease in gross margin was primarily due to reduced average selling price as a result of price erosion during the current year, partially offset by the positive impact of improved factory utilization and continued cost reduction efforts during the current fiscal year. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

Fiscal 2014 vs 2013

Cost of goods sold was $259.1 million for fiscal year 2014, a decrease of $13.8 million, or 5.1%, as compared to $272.9 million for fiscal year 2013, primarily as a result of the overall manufacturing cost reduction due to continued cost control efforts and factory utilization improvement during fiscal year 2014 as well as the impact of the $7.7 million non-recurring inventory write-down during fiscal year 2013 for certain excess and obsolete inventory consisting of developed products for PC applications for a major OEM that were not compatible with its particular applications, which had subsequently been fully resolved. Gross margin decreased by 0.5 percentage points to 18.6% for fiscal year 2014, as compared to 19.1% for fiscal year 2013. The decrease in gross margin was primarily due to reduced average selling price mainly as a result of lower demand in the declining PC market during the current year, despite the $7.7 million non-recurring inventory write-down in fiscal year 2013, partially offset by the positive impact of improved factory utilization and continued factory cost reduction efforts during the fiscal year 2014.
Research and development expenses

	Year Ended June 30,			Change
	2015	2014	2013	2015		2014
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$27,075	$24,409	$27,833	$2,666	10.9%	$(3,424)	(12.3)%

Fiscal 2015 vs 2014

Research and development expenses were $27.1 million for fiscal year 2015, an increase of $2.7 million, or 10.9%, as compared to $24.4 million for fiscal year 2014. The increase was primarily attributable to a $3.4 million increase in product prototyping engineering expenses, partially offset by a $0.1 million decrease in employee compensation and benefit expenses primarily due to reduction of headcount and less bonus during current year, a $0.1 million decrease in depreciation and amortization expense as a result of increased fully depreciated assets, a $0.2 million decrease in facilities and utilities related costs primarily due to continued operational and cost control effort, and a $0.2 million decrease in legal and consulting expense due to reduced consulting activities. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2015	2014	2013	2015		2014
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$37,198	$34,855	$35,473	$2,343	6.7%	$(618)	(1.7)%

Fiscal 2015 vs 2014

Selling, general and administrative expenses were $37.2 million for fiscal year 2015, an increase of $2.3 million, or 6.7%, as compared to $34.9 million for fiscal year 2014. The increase was primarily due to a $1.8 million increase in employee compensation and benefits expense as a result of increased headcount during current year, a $1.1 million increase in share-based compensation expense primarily as a result of an increase of stock awards granted and a decrease of cancellation during the current year, and a $0.4 million in recovery of doubtful accounts in last fiscal year as a result of continued effort in collection from a service customer. These increases were partially offset by a $0.7 million decrease in unrealized foreign exchange losses mainly due to recent depreciation of USD against RMB and a $0.3 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2015.

Selling, general and administrative expenses were $34.9 million for fiscal year 2014, a decrease of $0.6 million, or 1.7%, as compared to $35.5 million for fiscal year 2013. The decrease was primarily due to a $0.7 million decrease in share-based compensation due to increased cancellations of stock options and awards during the current year, a $0.7 million decrease in depreciation and amortization expenses primarily due to certain assets that were fully amortized in fiscal year 2013 and less acquisitions of fixed assets during the current year, a $0.3 million decrease in marketing and commission expenses due to reduced sales and marketing activities, a $0.4 million in recovery of doubtful accounts as a result of continued effort in collection from a service customer in current fiscal year, as well as a $0.4 million decrease in audit and tax consulting fees due to reduced related consulting activities. These decreases were partially offset by a $0.8 million increase in unrealized foreign exchange losses related to our cash and cash equivalents denominated in Renminbi or RMB, held by our subsidiaries in China, caused by the recent appreciation of USD against RMB, and a $0.8 million increase in employee compensation and benefits due to headcount increase, as well as a $0.3 million of business tax refunds of a subsidiary in China during fiscal year 2013
Impairment of long-lived assets

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

During the fourth quarter of fiscal year 2015 and 2014, we evaluated our amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeded the carrying value of the intangible assets and no impairment charge was recorded. During the same period, we also evaluated our goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded.
Interest income and expenses

Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income for fiscal year 2015 as compared to fiscal year 2014 was primarily due to decrease in average interest rate. The increase in interest income for fiscal year 2014 as compared to fiscal year 2013 was primarily due to increase in average cash balances.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses since fiscal year 2013 was primarily due to decreases in bank borrowings related to the $20.0 million term loan obtained in May 2012 for our Oregon fab. The term loan was fully repaid in May 2015.

Income tax expense

	Year Ended June 30,			Change
	2015	2014	2013	2015		2014
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$4,069	$2,973	$4,001	$1,096	36.9%	$(1,028)	(25.7)%

Fiscal 2015 vs 2014

Income tax expense for fiscal years 2015 and 2014 was $4.1 million and $3.0 million, respectively. Income tax expense increased by $1.1 million, or 36.9%, in fiscal year 2015 as compared to fiscal year 2014 primarily due to the changes in the mix of earnings in various geographic jurisdictions as well as a decrease in the recognition of previously unrecognized tax benefits following the lapse of the applicable statue of limitations between the respective periods.

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

On May 11, 2012, we entered into a loan agreement with a financial institution that provides a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line was fully repayable in May 2015. The borrowings may be made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrued interest based on an adjusted London Interbank Offer Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrued interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans varied from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by us and our subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. In May 2015, we repaid the term loan in full and there was no outstanding balance as at June 30, 2015.

The obligations under the loan agreement were secured by substantially all assets of two of our subsidiaries, including but not limited to, certain real property and related assets located at the Oregon fab. In addition, we and certain of our subsidiaries had agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contained customary restrictive covenants and included certain financial covenants that required us to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. We were in compliance with these covenants in the fiscal year 2015 and 2014.

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

Our Board of Directors periodically considers various options to utilize our cash reserve to enhance the value of our shareholders. On May 8, 2014, our Board of Directors approved to reactivate our $25.0 million share repurchase program which was originally authorized on October 22, 2010. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to the remaining balance of the program, or $22.7 million. In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million. The repurchases were made from the open market pursuant to a pre-establised Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repuchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares. During fiscal year 2015 we repurchased an aggregate of 666,230 shares from the open market under the Repurchase Trading Plan for a total cost of $5.8 million, at an average price of $8.70 per share. As of June 30, 2015, we repurchased an aggregate of 1,027,594 shares from the open market under the Repurchase Trading Plan for a total cost of $9.0 million, at an average price of $8.74 per share, since inception of the program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As of June 30, 2015, of the 1,027,594 repurchased shares, 29,675 shares with a weighted average repurchase price of $13.84 per share, were reissued at an average price of $2.19 per share for option exercises and vested restricted share units.

In June 2015, we commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of our outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, we completed the Tender Offer in which we purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represent approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015. Immediately following the completion of the Tender Offer, approximately $18.2 million remained available under the share repurchase program.

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

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.  As of June 30, 2015 and 2014, such restricted portion amounted to approximately $86.8 million and $85.6 million, or 31.4% and 30.3%, of our total consolidated net assets, respectively.

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
Cash and cash equivalents
As of June 30, 2015 and 2014, we had $106.1 million and $117.8 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $106.1 million and $117.8 million cash and cash equivalents, $60.0 million and $77.0 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$27,130	$37,644	$28,007
Net cash used in investing activities	(21,345)	(9,191)	(17,278)
Net cash used in financing activities	(17,441)	(3,081)	(485)
Effect of exchange rate changes on cash and cash equivalents	(47)	10	(4)
Net increase (decrease) in cash and cash equivalents	$(11,703)	$25,382	$10,240

Cash flows from operating activities

Net cash provided by operating activities of $27.1 million for fiscal year 2015 resulted primarily from net loss of $7.9 million, non-cash charges of $32.6 million and net change in assets and liabilities providing net cash of $2.4 million. The non-cash charges of $32.6 million included depreciation and amortization expenses of $27.5 million, share-based compensation expense of $4.5 million, and net deferred income taxes of $1.0 million, partially offset by a $0.3 million of forgiveness of the loan from the State of Oregon and a $0.1 million of gain on disposal of property and equipment during the fiscal year 2015. The net change in assets and liabilities providing net cash of $2.4 million was primarily due to $2.4 million decrease in inventories as we reduced our inventories, $3.3 million increase in accounts payable primarily due to timing of payment, and 0.7 million increase in accrued and other liabilities, partially offset by $2.2 million increase in accounts receivable due to the timing of billings and collection of payments, $1.3 million decrease in income taxes payable, and $0.5 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

Net cash provided by operating activities of $37.6 million for fiscal year 2014 resulted primarily from net loss of $3.3 million, non-cash charges of $31.5 million and net change in assets and liabilities providing net cash of $9.4 million. The non-cash charges of $31.5 million included depreciation and amortization expenses of $27.9 million, share-based compensation expense of $3.4 million, and net deferred income taxes of $0.8 million, partially offset by allowance for doubtful account of $0.4 million and gain on disposal of property and equipment of $0.2 million during the fiscal year 2014. The net change in assets and liabilities providing net cash of $9.4 million was primarily due to $1.8 million decrease in inventories as we reduced our inventories, $2.1 million decrease in accounts receivable due to the timing of billings and collection of payments, $5.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and $2.4 million increase in accrued and other liabilities primarily related to employee compensation and performance bonuses, partially offset by $0.9 million decrease in income taxes payable, and $1.4 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

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
Cash flows from investing activities

Net cash used in investing activities of $21.3 million for the fiscal year 2015 was primarily attributable to $21.5 million purchase of property and equipment to increase our in-house production capacity, partially offset by $0.3 million proceeds from sale of certain equipment.

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
Cash flows from financing activities

Net cash used in financing activities of $17.4 million for the fiscal year 2015 was primarily attributable to $13.6 million of repayment to our borrowings, $5.8 million for repurchase of our common shares under the repurchase program, and $1.1 million in payment of capital lease obligations; partially offset by a $3.0 million of proceeds from exercises of share options and issuance of shares under the ESPP.

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
Contractual Obligations
Our contractual obligations as of June 30, 2015 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Capital leases	$1,050	$975	$50	$25	$—
Operating leases	17,802	3,854	6,014	4,901	3,033
Capital commitments with respect to property and equipment	3,710	3,710	—	—	—
Purchase commitments with respect to inventories and research and development	29,193	29,193	—	—	—
Total contractual obligations	$51,755	$37,732	$6,064	$4,926	$3,033
As of June 30, 2015, we had recorded liabilities of $1.4 million for uncertain tax positions and $0.2 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2015, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $67.1 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
We determined the weighted average valuation assumptions as follows:

•	Expected term is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns.

•
Forfeiture rate is estimated based on the historical average period of time that the awards were outstanding and forfeited. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from our estimates.

•
Volatility is estimated based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted. Starting July 2015, the Company's publicly traded shares history is also included in estimating the volatility rate.

•	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.
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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. In the past, our borrowings have been subject to floating interest rates, and future borrowings may expose us to cash-flow interest rate risk. We had no outstanding borrowings at June 30, 2015 as the term loan was repaid in full in May 2015.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold, would decrease or increase our current year's net earnings by $0.9 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2015. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(in thousands, except per share data)
Revenue	$81,472	$76,918	$81,328	$88,217
Gross profit	$14,316	$12,764	$15,242	$18,160
Operating income (loss)	$(1,844)	$(3,384)	$(323)	$1,760
Net income (loss)	$(3,097)	$(4,105)	$(1,297)	$564
Net income (loss) per share
Basic	$(0.12)	$(0.16)	$(0.05)	$0.02
Diluted	$(0.12)	$(0.16)	$(0.05)	$0.02

	Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands, except per share data)
Revenue	$82,330	$75,405	$76,265	$84,121
Gross profit	$15,991	$12,310	$13,619	$17,151
Operating income (loss)	$28	$(2,923)	$1,338	$1,364
Net income (loss)	$(481)	$(3,294)	$160	$307
Net income (loss) per share
Basic	$(0.02)	$(0.13)	$0.01	$0.01
Diluted	$(0.02)	$(0.13)	$0.01	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework would be considered superseded. The 2013 Framework helps organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broadens the application of internal control in addressing operations and reporting objectives, and clarifies the requirements for determining what constitutes effective internal control. The 2013 Framework was adopted in the quarter ended December 31, 2014. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, and has concluded that, as of June 30, 2015, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alpha and Omega Semiconductor Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 27, 2015 expressed an unqualified opinion on those consolidated financial statements and schedules.
/s/ GRANT THORNTON LLP
San Francisco, California
August 27, 2015

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2015 Proxy Statement”), no later than 120 days after the end of fiscal year 2015, and certain information to be included in the 2015 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	88
Schedule II - Valuation and Qualifying accounts	93

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considering in relation to the basic consolidated financial statements take as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2015 expressed an opinion on the effectiveness of the Company’s internal controls over financial reporting.

/s/ GRANT THORNTON LLP
San Francisco, California
August 27, 2015

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$106,085	$117,788
Restricted cash	368	244
Accounts receivable, net	38,781	36,535
Inventories	64,175	66,560
Deferred income tax assets	2,205	2,842
Other current assets	4,279	3,810
Total current assets	215,893	227,779
Property, plant and equipment, net	119,579	123,254
Intangible assets, net	17	229
Goodwill	269	269
Deferred income tax assets - long term	10,848	10,854
Other long-term assets	2,011	1,963
Total assets	$348,617	$364,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$—	$13,821
Accounts payable	44,083	38,760
Accrued liabilities	19,225	17,376
Income taxes payable	1,372	1,933
Deferred margin	716	665
Capital leases	941	1,061
Total current liabilities	66,337	73,616
Income taxes payable - long term	1,601	2,315
Deferred income tax liabilities	3,548	3,234
Capital leases - long term	64	1,005
Deferred rent	953	1,143
Total liabilities	72,503	81,313
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2015 and 2014	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 27,314 shares and 26,316 shares at June 30, 2015 and 26,644 shares and 26,304 shares at June 30, 2014	55	53
Treasury shares at cost; 998 shares at June 30, 2015 and 340 shares at June 30, 2014	(8,593)	(2,889)
Additional paid-in capital	181,040	174,084
Accumulated other comprehensive income	905	1,033
Retained earnings	102,707	110,754
Total shareholders’ equity	276,114	283,035
Total liabilities and shareholders’ equity	$348,617	$364,348

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2015	2014	2013
Revenue	$327,935	$318,121	$337,436
Cost of goods sold	267,453	259,050	272,851
Gross profit	60,482	59,071	64,585

Operating expenses:
Research and development	27,075	24,409	27,833
Selling, general and administrative	37,198	34,855	35,473
Impairment of long-lived assets	—	—	2,557
Total operating expenses	64,273	59,264	65,863
Operating loss	(3,791)	(193)	(1,278)

Interest income and other, net	106	124	76
Interest expense	(181)	(266)	(372)
Loss before income taxes	(3,866)	(335)	(1,574)

Income tax expense	4,069	2,973	4,001
Net loss	$(7,935)	$(3,308)	$(5,575)

Net loss per share
Basic	$(0.30)	$(0.13)	$(0.22)
Diluted	$(0.30)	$(0.13)	$(0.22)

Weighted average number of common shares used to compute net loss per share
Basic	26,429	25,952	25,348
Diluted	26,429	25,952	25,348

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended June 30,
	2015	2014	2013
Net loss	$(7,935)	$(3,308)	$(5,575)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(128)	76	(15)
Total comprehensive loss	$(8,063)	$(3,232)	$(5,590)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2012	—	$—	25,167	$50	(229)	$(2,104)	$160,602	$972	$119,873	$279,393
Exercise of common stock options and release of RSUs	—	—	468	1	—	—	1,462	—	—	1,463
Reissuance of Treasury Stock	—	—	—	—	4	55	(157)	—	(153)	(255)
Issuance of common shares under Employee Stock Purchase Plan	—	—	247	—	—	—	1,626	—	—	1,626
Repurchase of common shares under shares repurchase program	—	—	—	—	(1)	(5)	—	—	—	(5)
Share-based compensation expense	—	—	—	—	—	—	4,819	—	—	4,819
Net loss	—	—	—	—	—	—	—	—	(5,575)	(5,575)
Cumulative translation adjustment	—	—	—	—	—	—	—	(15)	—	(15)
Balance, June 30, 2013	—	—	25,882	51	(226)	(2,054)	168,352	957	114,145	281,451
Exercise of common stock options and release of RSUs	—	—	511	1	—	—	1,098	—	—	1,099
Reissuance of Treasury Stock	—	—	—	—	6	83	(316)	—	(83)	(316)
Issuance of common shares under Employee Stock Purchase Plan	—	—	251	1	—	—	1,575	—	—	1,576
Repurchase of common shares under shares repurchase program	—	—	—	—	(120)	(918)	—	—	—	(918)
Share-based compensation expense	—	—	—	—	—	—	3,375	—	—	3,375
Net loss	—	—	—	—	—	—	—	—	(3,308)	(3,308)
Cumulative translation adjustment	—	—	—	—	—	—	—	76	—	76
Balance, June 30, 2014	—	—	26,644	53	(340)	(2,889)	174,084	1,033	110,754	283,035
Exercise of common stock options and release of RSUs	—	—	414	1	—	—	1,408	—	—	1,409
Reissuance of Treasury Stock	—	—	—	—	8	112	(539)	—	(112)	(539)
Issuance of common shares under Employee Stock Purchase Plan	—	—	256	1	—	—	1,597	—	—	1,598
Repurchase of common shares under shares repurchase program	—	—	—	—	(666)	(5,816)	—	—	—	(5,816)
Share-based compensation expense	—	—	—	—	—	—	4,490	—	—	4,490
Net loss	—	—	—	—	—	—	—	—	(7,935)	(7,935)
Cumulative translation adjustment	—	—	—	—	—	—	—	(128)	—	(128)
Balance, June 30, 2015	—	$—	27,314	$55	(998)	$(8,593)	$181,040	$905	$102,707	$276,114

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(7,935)	$(3,308)	$(5,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,407	27,511	28,828
Amortization	140	365	532
Allowance for doubtful accounts	—	(363)	—
Share-based compensation expense	4,490	3,375	4,819
Deferred income taxes, net	957	778	1,023
(Gain)/loss on disposal of property and equipment	(103)	(160)	45
Impairment of long-lived assets	—	—	2,557
Government grant via forgiven loan	(250)	—	—
Changes in assets and liabilities:
Accounts receivable	(2,247)	2,126	552
Inventories	2,386	1,779	(2,561)
Other current and long-term assets	(517)	(1,429)	2,092
Accounts payable	3,335	5,517	1,765
Income taxes payable	(1,276)	(916)	(694)
Accrued and other liabilities	743	2,369	(5,376)
Net cash provided by operating activities	27,130	37,644	28,007
Cash flows from investing activities
Purchase of property and equipment	(21,492)	(9,395)	(17,573)
Proceeds from sale of property and equipment	272	244	263
Restricted cash released (placed)	(125)	(40)	32
Net cash used in investing activities	(21,345)	(9,191)	(17,278)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	3,007	2,675	3,089
Payment for repurchase of common shares	(5,816)	(918)	(5)
Proceeds from borrowings	—	—	250
Repayments of borrowings	(13,571)	(3,571)	(2,858)
Principal payments on capital leases	(1,061)	(1,267)	(961)
Net cash used in financing activities	(17,441)	(3,081)	(485)
Effect of exchange rate changes on cash and cash equivalents	(47)	10	(4)
Net increase (decrease) in cash and cash equivalents	(11,703)	25,382	10,240
Cash and cash equivalents at beginning of year	117,788	92,406	82,166
Cash and cash equivalents at end of year	$106,085	$117,788	$92,406

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$171	$304	$418
Cash paid for income taxes	$4,813	$2,585	$3,779

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,728	$3,390	$1,820
Property and equipment acquired under capital leases	$—	$1,921	$377
Reissuance of Treasury Stock	$112	$83	$255

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, Taiwan, Korea and Japan.
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
The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied. The Company re-evaluates its intangible assets and goodwill for impairment during the fourth quarter of every fiscal year.
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
The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products. The Company estimates the expected price adjustments at the time revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for its products. If actual stock rotation returns or price adjustments differ from their estimates, adjustments are recorded in the period when the actual information is known. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.
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
The Company determined the weighted average valuation assumptions as follows:

•	Expected term is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns.

•
Forfeiture rate is estimated based on the historical average period of time that the awards were outstanding and forfeited. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from our estimates.

•
Volatility is estimated based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted. Starting July 2015, the Company's publicly traded shares history is also included in estimating the volatility rate.

•	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.5 million, $0.3 million, and $0.5 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments.

Leases
Leases entered into by the Company as a lessee are classified as capital or operating leases. Leases that transfer to the Company substantially the entire risks and benefits incidental to ownership are classified as capital leases. At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the asset’s fair market value at the beginning of each lease. Rental payments under operating leases are expensed as incurred.
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
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured 25.0% and 28.6% of the wafers used in the Company's products for the fiscal year ended June 30, 2015 and 2014, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely effected.

Recent Accounting Pronouncements

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The Company is in the process of evaluating the timing of its adoption and the impact of adoption on its consolidated financial statements.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

2. Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding, plus potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of share options, ESPP shares and vesting of RSUs using the treasury stock method and contingent issuances of common shares related to convertible preferred shares, if dilutive. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share if their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Year Ended June 30,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net loss	$(7,935)	$(3,308)	$(5,575)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	26,429	25,952	25,348

Diluted:
Weighted average number of common shares used to compute diluted net loss per share	26,429	25,952	25,348

Net loss per share:
Basic	$(0.30)	$(0.13)	$(0.22)
Diluted	$(0.30)	$(0.13)	$(0.22)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Employee stock options and RSUs	3,737	3,940	3,456
ESPP to purchase common shares	380	601	524
Total potential dilutive securities	4,117	4,541	3,980

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2015	2014	2013
Customer A	25.4%	21.6%	24.4%
Customer B	36.1%	43.1%	41.6%
Customer C	11.7%	11.6%	13.0%

	June 30,
Percentage of accounts receivable	2015	2014
Customer A	29.4%	23.1%
Customer B	27.7%	30.5%
Customer C	14.7%	17.4%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2015	2014
	(in thousands)
Accounts receivable	$58,249	$51,128
Less: Allowance for price adjustments	(19,438)	(14,563)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$38,781	$36,535
Inventories

	June 30,
	2015	2014
	(in thousands)
Raw materials	$19,423	$18,996
Work in-process	31,269	36,003
Finished goods	13,483	11,561
	$64,175	$66,560
Property, plant and equipment

	June 30,
	2015	2014
	(in thousands)
Land	$4,877	$4,950
Building	4,243	4,106
Manufacturing machinery and equipment	172,467	161,354
Equipment and tooling	11,261	10,486
Computer equipment and software	20,602	19,319
Office furniture and equipment	1,762	1,643
Leasehold improvements	27,568	25,154
	242,780	227,012
Less accumulated depreciation	(141,883)	(114,658)
	100,897	112,354
Equipment and construction in progress	18,682	10,900
Property, plant and equipment, net	$119,579	$123,254
Total depreciation expense, including those related to capital leases, was $27.4 million, $27.5 million and $28.8 million for fiscal year 2015, 2014 and 2013, respectively.
The gross amount of computer software recorded under capital leases was $5.8 million and $5.7 million and the related accumulated depreciation was $4.5 million and $3.5 million, respectively, at June 30, 2015 and 2014.

The Company capitalized $1.0 million, $1.1 million and $0.3 million of software development costs for fiscal year 2015, 2014 and 2013, respectively. Amortization of capitalized software development costs was $0.5 million, $0.4 million and $0.9 million for fiscal year 2015, 2014 and 2013, respectively. Unamortized capitalized software development costs at June 30, 2015 and 2014 were $1.8 million and $1.4 million, respectively.

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

The Company re-evaluates its long-lived assets, intangible assets and goodwill for impairment during the fourth quarter of every fiscal year. During the fiscal year of 2015, 2014 and 2013, the Company recorded $0, $0 and $2.6 million, respectively, for impairment of long-lived assets. There was no indication of intangible assets and goodwill impairment for the fiscal year of 2015, 2014 and 2013.

Intangible assets

	June 30,
	2015	2014
	(in thousands)
Patents and exclusive technology rights	$1,248	$1,346
Trade name	268	250
Customer relationships	1,150	1,150
	2,666	2,746
Less accumulated amortization	(2,649)	(2,517)
Intangible assets, net	$17	$229
The gross amount of the exclusive technology rights recorded under capital lease was $1.2 million and $1.3 million and the related accumulated amortization was $1.2 million and $1.2 million, respectively, at June 30, 2015 and 2014.
Amortization expense for intangible assets, including those related to capital lease, was $0.1 million, $0.4 million and $0.5 million for the years ended June 30, 2015, 2014 and 2013, respectively.
Future minimum amortization expense of intangible assets is as follows (in thousand):

Year ending June 30,
2016	$17
Goodwill

The changes in the carrying value of goodwill is as follows (in thousands):

(in thousands)
Balance at June 30, 2013	$269
Addition:	—
Balance at June 30, 2014	269
Addition:	—
Balance at June 30, 2015	$269
Other long-term assets

	June 30,
	2015	2014
	(in thousands)
Prepayments for property and equipment	$692	$1,435
Investment in a privately held company	100	100
Office leases deposits	1,215	428
Other	4	—
	$2,011	$1,963
Accrued liabilities

	June 30,
	2015	2014
	(in thousands)
Accrued compensation and benefits	$5,600	$4,879
Accrued vacation	1,830	1,777
Accrued bonuses	1,152	1,873
Warranty accrual	1,957	1,346
Stock rotation accrual	1,894	1,645
Accrued professional fees	1,402	1,001
ESPP payable	343	323
Customer deposits	149	104
Accrued inventory	697	590
Accrued facilities related expenses	1,367	1,353
Other accrued expenses	2,834	2,485
	$19,225	$17,376
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Beginning balance	$1,346	$1,428	$1,556
Addition	2,395	1,267	1,399
Utilization	(1,784)	(1,349)	(1,527)
Ending balance	$1,957	$1,346	$1,428
The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Beginning balance	$1,645	$1,572	$2,032
Addition	5,781	5,006	5,751
Utilization	(5,532)	(4,933)	(6,211)
Ending balance	$1,894	$1,645	$1,572
Deferred margin
Deferred margin consists of the following:

	June 30,
	2015	2014
	(in thousands)
Deferred revenue	$1,104	$1,004
Deferred costs	(388)	(339)
Deferred margin	$716	$665
Capital leases
Capital lease liabilities include the following:

	June 30,
	2015	2014
	(in thousands)
Computer software	$923	$1,966
Exclusive technology rights	82	100
	1,005	2,066
Less current portion	(941)	(1,061)
Capital leases - long-term portion	$64	$1,005
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2015 are as follows (in thousand):

Year ending June 30,
2016	$975
2017	25
2018	25
2019	25
Total minimum lease payments	1,050
Less amount representing interest	(45)
Total capital lease liabilities	$1,005

5. Debt

On May 11, 2012, the Company entered into a loan agreement with a financial institution that provided a term loan of $20.0 million for general purposes and a $10.0 million non-revolving credit line for the purchase of equipment. Both the term loan and equipment credit line were fully repayable in May 2015. The borrowings could have been made in the form of either Eurodollar loans or Base Rate loans. Eurodollar loans accrued interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the agreement, plus a margin of 1.00% to 1.75%. Base Rate loans accrued interest at the highest of (a) the lender's Prime Rate, (b) the Federal Funds Rate plus 0.5% and (c) the Eurodollar Rate (for a one-month interest period) plus 1%; plus a margin of -0.5% to 0.25%. The applicable margins for both Eurodollar loans and Base Rate loans varied from time to time in the foregoing ranges based on the cash and cash equivalent balances maintained by the Company and its subsidiaries with the lender. In May 2013, the equipment credit line expired and there was no outstanding balance. In May 2015, the Company repaid the term loan in full. As of June 30, 2015 and 2014, the outstanding balance of the term loan was $0 and $13.6 million, respectively.

The obligations under the loan agreement were secured by substantially all assets of two subsidiaries of the Company, including, but not limited to, certain real property and related assets located at the Oregon fab. In addition, the Company and certain subsidiaries of the Company had agreed to guarantee full repayment and performance of the obligations under the loan agreement. The loan agreement contained customary restrictive covenants and included certain financial covenants that required the Company to maintain on a consolidated basis specified financial ratios including total liabilities to tangible net worth, fixed charge coverage and current assets to current liabilities. The Company was in compliance with these covenants in the fiscal year 2015 and 2014.
During July 2012, the Company entered into a loan agreement with the State of Oregon for an amount of $0.3 million. The loan was required to be used for training new and re-training existing employees of the Oregon fab. The loan bore a compound annual interest rate of 5.0% and was to be repaid in April 2014 if the required conditions were not met. In September 2014, the State of Oregon forgave the outstanding balance in full as the Company had satisfied the conditions. The $0.3 million loan forgiven was recorded as a reduction of costs of goods sold in our condensed consolidated statements of operations.

6. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2015.
On October 22, 2010, the Company's board of directors authorized a $25.0 million share repurchase program. Under this repurchase program the Company was authorized to repurchase shares from the open market or in privately negotiated transactions, from time to time, subject to supervision and oversight by the board. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings. On May 8, 2014, the Company's Board of Directors approved to reactivate the share repurchase program with a remaining balance of $22.7 million. In April 2015, the Board of Directors approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million.
During fiscal years 2015, 2014 and 2013, the Company repurchased an aggregate of 666,230 shares, 119,594 shares and 600 shares, respectively, from the open market for a total cost of approximately $5.8 million, $0.9 million and $0.0 million, at an average price of $8.70, $7.66 and $7.49 per share, respectively.
As of June 30, 2015, the Company had repurchased an aggregate of 1,027,594 shares for a total cost of $9.0 million, at an average price of $8.74 per share since inception of the program. No repurchased shares have been retired. Of the 1,027,594 repurchased shares, 29,675 shares with a weighted average repurchase price of $13.84 per share, were reissued at an average price of $2.19 per share for option exercises and vested restricted stock units ("RSU").

In June 2015, the Company commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of its outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, the Company completed the Tender Offer in which it purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represent approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015. Immediately following the completion of the Tender Offer, approximately $18.2 million remained available under the share repurchase program.
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's initial public offering, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2015 and 2014, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

7. Share-based Compensation
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
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the 2009 Plan shall automatically increase in January each calendar year during the term of the 2009 Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 750,000 shares for each year ended June 30, 2015, 2014 and 2013, respectively.
The 2009 Plan is divided into three incentive compensation programs: Discretionary Grant Program, Share Issuance Program and Automatic Grant Program. Under the Discretionary Grant Program, eligible individuals may be granted options to purchase common shares and share appreciation rights tied to the value of the Company's common shares. Under the Share Issuance Program, eligible individuals may be issued common shares pursuant to restricted share awards, restricted share units, performance shares or other share-based awards which vest upon the attainment of pre-established performance milestones or the completion of a designated service period. Under the Automatic Grant Program, eligible non-employee board members will automatically receive options to purchase common shares at designated intervals over their period of continued board service. Each non-employee board members was granted an option to purchase 7,500 common shares on April 28, 2010 with exercise price equal to the IPO price. On the date of each annual shareholders meeting beginning in 2010 and ending in 2013, each individual who commence service as a non-employee board member by reason of his or her election to the board at such meeting and each individual who continues to serve as a non-employee board member was automatically granted an option to purchase 7,500 common shares. Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units ("RSU") covering that number of common shares determined by dividing forty-two thousand dollars ($42,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date (the “Annual RSU Grant”).

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
A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

		Weighted	Weighted
		Average	Average Grant
	Number of	Exercise Price	Date Fair Value	Aggregate
	Shares	Per Share	Per Share	Intrinsic Value

Outstanding at June 30, 2012	4,214,652	$10.00
Granted	214,400	$8.40	$4.3
Exercised	(398,103)	$3.68		$1,961,496
Canceled or forfeited	(437,095)	$12.99
Outstanding at June 30, 2013	3,593,854	$10.24
Granted	764,375	$7.49	$3.85
Exercised	(421,456)	$2.60		$2,222,155
Canceled or forfeited	(697,989)	$11.65
Outstanding at June 30, 2014	3,238,784	$10.28
Granted	10,000	$9.07	$4.42
Exercised	(269,861)	$5.22		$1,088,061
Canceled or forfeited	(142,706)	$10.08
Outstanding at June 30, 2015	2,836,217	$10.77		$1,410,538
Information with respect to stock options outstanding and exercisable as of June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.00 - $7.21	114,000	0.88	$5.29	114,000	$5.29
$7.44 - $7.44	550,000	8.41	7.44	185,624	7.44
$7.47 - $8.45	375,110	4.55	7.99	301,110	7.96
$8.60 - $9.40	284,667	3.72	8.96	252,167	8.98
$9.60 - $11.00	432,475	3.64	10.40	407,773	10.43
$11.40 - $12.91	272,700	4.75	12.47	245,741	12.44
$13.00 - $13.00	363,100	2.41	13.00	363,100	13.00
$14.14 - $15.00	92,500	4.74	14.81	92,500	14.81
$17.90 - $17.90	20,000	4.84	17.90	20,000	17.90
$18.00 - $18.00	331,665	4.19	18.00	331,665	18.00
$4.00 - $18.00	2,836,217	4.64	$10.77	2,313,680	$11.40

Option vested and expected to vest	2,788,626	4.57	$10.82

The aggregate intrinsic value for options outstanding at June 30, 2015 in the table above is based on the Company’s common stock closing price of $8.74 on June 30, 2015, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.
The aggregate intrinsic value of options vested and expected to vest was $1.4 million as of June 30, 2015. The options expected to vest are estimated by applying the pre-vesting forfeiture rate assumption to the total outstanding options.

The aggregate intrinsic value of options exercisable as of June 30, 2015 was $0.9 million. The weighted average remaining contractual term of options exercisable at June 30, 2015 was approximately 3.8 years.

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the years ended June 30, 2015, 2014 and 2013 with the following weighted-average assumptions:

Year Ended June 30,
	2015	2014	2013
Volatility rate	40.9% - 43.5%	46.9% - 49.2%	48.9% - 49.4%
Risk-free interest rate	1.6% - 1.8%	1.0% - 1.7%	0.7% - 1.0%
Expected option life	5.5 years	5.5 years	5.5 years
Dividend yield	—%	—%	—%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2012	449,378	$10.33	2.26	$4,111,809
Granted	265,665	$8.62
Vested	(104,440)	$10.17
Forfeited	(61,050)	$10.67
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	368,554	$7.54
Vested	(136,581)	$9.46
Forfeited	(125,152)	$9.54
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	493,622	$8.92
Vested	(213,180)	$8.65
Forfeited	(62,870)	$8.35
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
The total fair value of restricted stock awards vested, as measured on the date of vesting was $1.9 million, $1.0 million and $0.9 million for the years ended June 30, 2015, 2014 and 2013, respectively.
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
The Company initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 192,000 shares, 192,000 shares and 190,474 shares for the years ended June 30, 2015, 2014 and 2013, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2015	2014	2013
Volatility rate	31.4% - 50%	50.0%	50.0%
Risk-free interest rate	0.1% - 0.6%	0.1% - 0.4%	0.1% - 0.3%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2015, 2014 and 2013 was $2.80, $2.89 and $3.13 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Cost of goods sold	$669	$614	$700
Research and development	779	786	1,402
Selling, general and administrative	3,042	1,975	2,717

	$4,490	$3,375	$4,819
Total unrecognized stock-based compensation expense as of June 30, 2015 and 2014 was $5.0 million and $5.8 million, respectively, including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years and 1.6 years, respectively.

8. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S.. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2015.
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

9. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2015	2014	2013
		(in thousands)
U.S. federal taxes:
Current	$66	$(65)	$(588)
Deferred	852	1,144	1,050
Non-U.S. taxes:
Current	3,059	2,316	3,258
Deferred	157	(404)	253
State taxes, net of federal benefit:
Current	(65)	(38)	11
Deferred	—	20	17

Total provision for income taxes	$4,069	$2,973	$4,001
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2015	2014	2013
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.2	2.0	(1.8)
Stock based compensation	0.4	3.2	0.5
Foreign taxes, net	(150.2)	(961.1)	(332.5)
Research and development credit	10.0	45.4	52.5
Non-deductible expenses	(0.7)	(8.7)	(2.0)
Other	—	(2.3)	(4.9)
	(105.3)%	(887.5)%	(254.2)%
The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2015	2014	2013
		(in thousands)
U.S. operations	$4,614	$4,184	$4,436
Non-U.S. operations	(8,480)	(4,519)	(6,010)
Loss before income taxes	$(3,866)	$(335)	$(1,574)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,915	$2,045
Net operating loss carryforwards	81	113
Depreciation	11,079	11,201
Tax credits	5,171	4,717
Accruals and reserves	658	623
Total deferred tax assets	18,904	18,699
Valuation allowance	(2,700)	(2,395)
Total deferred tax assets, net of valuation allowance	16,204	16,304
Deferred tax liabilities:
Depreciation and amortization	(5,651)	(4,925)
Accruals and reserves	(1,048)	(917)
Total deferred tax liabilities	(6,699)	(5,842)
Net deferred tax assets	$9,505	$10,462
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2015	2014
	(in thousands)
Current deferred tax assets	$2,205	$2,842
Long-term deferred tax assets	10,848	10,854
Long-term deferred tax liabilities	(3,548)	(3,234)

Net deferred tax assets	$9,505	$10,462
At June 30, 2015 and 2014, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2015, the Company had no federal net operating loss carryforwards and had tax credit carryforwards of approximately $2.4 million. The federal tax credits begin to expire in 2028, if not utilized. At June 30, 2015, the Company had the state net operating loss carryforwards of approximately $0.7 million and tax credit carryforwards of approximately $4.2 million.  The state net operating losses expire in 2017, if not utilized.  The state tax credits carryforward indefinitely.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2015, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $67.1 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2015, the Company had approximately $6.4 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2012 to June 30, 2015 is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$6,760	$7,668	$7,106
Additions based on tax positions related to the current year	297	329	740
Additions (reductions) based on tax positions related to prior years	4	(18)	1
Reductions due to lapse of applicable statute of limitations	(649)	(1,219)	(179)

Balance at end of year	$6,412	$6,760	$7,668
At June 30, 2015, the total unrecognized tax benefits of $6.4 million included $5.0 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $1.4 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2015.
The total unrecognized tax benefits of $6.4 million at June 30, 2015 included $4.3 million that, if recognized, would reduce the effective income tax rate in future periods. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2015 was $0.2 million, of which $(0.1) million was recognized in the year ended June 30, 2015. The amount of interest and penalties accrued at June 30, 2014 was $0.3 million, of which $(0.3) million was recognized in the year ended June 30, 2014.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2015 remain open to examination by U.S. federal and state tax authorities. The tax years 2008 to 2015 remain open to examination by foreign tax authorities.
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

10. Segment and Geographic Information
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Hong Kong	$277,825	$271,728	$270,063
China	42,103	38,740	56,708
South Korea	2,253	3,033	5,781
United States	2,942	1,976	1,522
Other countries	2,812	2,644	3,362
	$327,935	$318,121	$337,436
The following is a summary of revenue by product type:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Power discrete	$248,716	$246,033	$265,150
Power IC	63,529	53,993	52,841
Packaging and testing services	15,690	18,095	19,445
	$327,935	$318,121	$337,436

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	June 30,
	2015	2014
	(in thousands)
China	$71,618	$80,736
United States	47,439	42,106
Other countries	522	412
	$119,579	$123,254

11. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2015 and 2014, such restricted portion amounted to approximately $86.8 million and $85.6 million, or 31.4% and 30.3%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

12. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2023. Rent expense related to the Company's operating leases was $3.5 million, $3.4 million and $3.3 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2015 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2016	$3,854
2017	3,307
2018	2,707
2019	2,536
2020	2,365
Thereafter	3,033
$17,802
Purchase commitments
As of June 30, 2015 and 2014, the Company had approximately $29.2 million and $34.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2015 and 2014, the Company had approximately $3.7 million and $4.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2015 and 2014.
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

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$17,397	$5,187
Accounts receivable - Intercompany	39,004	54,667
Other current assets	291	317
Total current assets	56,692	60,171
Property, plant and equipments, net	1,786	1,749
Other long-term assets	100	100
Investment in subsidiaries	218,027	221,702
Total assets	$276,605	$283,722

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$491	$592
Capital leases - short term	—	95
Total liabilities	491	687
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2015 and 2014	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 27,314 shares and 26,316 shares at June 30, 2015 and 26,644 shares and 26,304 shares at June 30, 2014	55	53
Treasury shares at cost; 998 shares at June 30, 2015 and 340 shares at June 30, 2014	(8,593)	(2,889)
Additional paid-in capital	181,040	174,084
Accumulated other comprehensive income	905	1,033
Retained earnings	102,707	110,754
Total shareholders’ equity	276,114	283,035
Total liabilities and shareholders’ equity	$276,605	$283,722

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Revenue	$3,332	$3,074	$3,228
Cost of revenue	—	—	—
Gross profit	3,332	3,074	3,228

Operating expenses:
Selling, general and administrative	3,477	3,171	3,271
Total operating expenses	3,477	3,171	3,271
Operating loss	(145)	(97)	(43)

Interest income	7	6	13
Interest expense	(2)	(11)	—
Loss on equity investment in subsidiaries	(7,795)	(3,206)	(5,545)
Net loss	$(7,935)	$(3,308)	$(5,575)
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended June 30,
	2015	2014	2013
Net loss	$(7,935)	$(3,308)	$(5,575)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(128)	76	(15)
Total comprehensive loss	$(8,063)	$(3,232)	$(5,590)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(7,935)	$(3,308)	$(5,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	587	366	103
Share-based compensation expense	242	187	137
Equity in net loss of subsidiaries	7,795	3,206	5,545
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	15,125	(2,649)	(15,968)
Other current assets	26	(124)	(155)
Accounts payable and accrued liabilities	(101)	(191)	295
Net cash provided by (used in) operating activities	15,739	(2,513)	(15,618)
Cash flows from investing activities
Purchase of property and equipment	(625)	(919)	(922)
Net cash used in investing activities	(625)	(919)	(922)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	3,007	2,675	3,089
Payment for repurchase of common shares	(5,816)	(918)	(5)
Principal payments on capital leases	(95)	(281)	—
Net cash provided by (used in) financing activities	(2,904)	1,476	3,084
Net increase (decrease) in cash and cash equivalents	12,210	(1,956)	(13,456)
Cash and cash equivalents at beginning of year	5,187	7,143	20,599
Cash and cash equivalents at end of year	$17,397	$5,187	$7,143

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
2. Restricted net assets of subsidiaries
For a discussion of the Company’s restricted net assets of subsidiaries, see Note 11 of the Company’s consolidated financial statements.
3. Commitments and contingencies
There is no significant commitments and contingencies as at June 30, 2015 and 2014. For a discussion of the Company’s commitments and contingencies, see Note 12 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
	(in thousands)
June 30, 2012	$752	$16,256	$1,690
Additions	—	79,972	437
Reductions	—	(83,076)	—

June 30, 2013	752	13,152	2,127
Additions	—	64,987	268
Reductions	(722)	(63,576)	—

June 30, 2014	30	14,563	2,395
Additions	—	87,189	305
Reductions	—	(82,314)	—
June 30, 2015	$30	$19,438	$2,700

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2015

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 27, 2015
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 27, 2015
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 27, 2015
Yueh-Se Ho, Ph.D.

/s/ ROBERT I. CHEN	Director	August 27, 2015
Robert I. Chen

/s/ MICHAEL L. PFEIFFER	Director	August 27, 2015
Michael L. Pfeiffer

/s/ KING OWYANG	Director	August 27, 2015
King Owyang

/s/ MICHAEL J. SALAMEH	Director	August 27, 2015
Michael J. Salameh

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Form of Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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
10.7††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.8††
First Addendum to Foundry Service Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.9††
Second Addendum to Foundry Service Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.10††
Foundry Service Agreement dated as of November 3, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.11
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.12††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.13††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation(incorporated by reference to Exhibit 10.15 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.14
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Frontek Technology Corporation (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.15
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.16††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.17††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.18
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Promate Electronic Co., Ltd (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.19
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.20
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.22
Form of Employment Agreement between the Registrant and Mike F. Chang (incorporated by reference to Exhibit 10.13 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.23	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.24	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.25	Summary of Fiscal Year 2013 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.26
Third Addendum to Foundry Service Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.27	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.28
Summary of Amended Fiscal Year 2013 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 from Quarterly Report on Form 10-Q (File No.: 001-34717) filed with the Commission on May 6, 2013)

10.29	Summary of Fiscal Year 2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)

10.30
Form of Director's Share Option Agreement under the Automatic Grant Program (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No: 001-34717)
filed with the Commission on November 6, 2013)

10.31
Consulting Agreement with Mary L. Dotz dated as of February 3, 2014 (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q filed (File No: 001-34717)
(File No: 001-34717) with the Commission on May 9, 2014)

10.32
Amendment to Automatic Grant Program for Non-Employee Directors under the 2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)

10.33	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)
10.34	Summary of Fiscal Year 2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2014)
10.35
Separation Agreement, dated as of March 26, 2015, between the Company and Dr. Hamza Yilmaz (incorporated by reference to Exhibit 10.1 from Registration Statement on Form 8-K (File No. 001-34717) filed with the Commission on March 27, 2015)

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