Form 10-Q
period 2015-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2015-11-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2015: 22,200,060.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$72,868	$106,085
Restricted cash	196	368
Accounts receivable, net	37,198	38,781
Inventories	61,958	64,175
Deferred income tax assets	2,424	2,205
Other current assets	4,174	4,279
Total current assets	178,818	215,893
Property, plant and equipment, net	117,431	119,579
Intangible assets, net	16	17
Goodwill	269	269
Deferred income tax assets - long term	10,482	10,848
Other long-term assets	1,522	2,011
Total assets	$308,538	$348,617
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,689	$44,083
Accrued liabilities	21,225	19,225
Income taxes payable	1,748	1,372
Deferred margin	714	716
Capital leases	714	941
Total current liabilities	62,090	66,337
Income taxes payable - long term	1,614	1,601
Deferred income tax liabilities	3,972	3,548
Capital leases - long term	64	64
Other long term liabilities	902	953
Total liabilities	68,642	72,503
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at September 30, 2015 and June 30, 2015	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 27,411 shares and 22,483 shares, respectively at September 30, 2015 and 27,314 shares and 26,316 shares, respectively at June 30, 2015	55	55
Treasury shares at cost, 4,928 shares at September 30, 2015 and 998 shares at June 30, 2015	(43,833)	(8,593)
Additional paid-in capital	182,203	181,040
Accumulated other comprehensive income	739	905
Retained earnings	100,732	102,707
Total shareholders’ equity	239,896	276,114
Total liabilities and shareholders’ equity	$308,538	$348,617
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2015	2014
Revenue	$81,439	$88,217
Cost of goods sold	66,378	70,057
Gross profit	15,061	18,160
Operating expenses
Research and development	6,164	6,796
Selling, general and administrative	9,659	9,604
Total operating expenses	15,823	16,400
Operating income (loss)	(762)	1,760
Interest income and other, net	11	48
Interest expense	(10)	(73)
Income (Loss) before income taxes	(761)	1,735
Income tax expense	1,214	1,171
Net income (loss)	$(1,975)	$564
Net income (loss) per share
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02
Weighted average number of common shares used to compute net income (loss) per share
Basic	22,698	26,385
Diluted	22,698	27,003

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$(1,975)	$564
Foreign currency translation adjustment, net of tax	(166)	(48)
Total comprehensive income (loss)	$(2,141)	$516

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,975)	$564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,894	6,955
Amortization	1	91
Share-based compensation expense	789	1,102
Deferred income taxes, net	571	54
Loss on disposal of property and equipment	—	22
Government grant via forgiven loan	—	(250)
Changes in assets and liabilities:
Accounts receivable	1,583	1,469
Inventories	2,217	(1,849)
Other current and long-term assets	595	(383)
Accounts payable	(5,193)	(515)
Income taxes payable	389	472
Accrued and other liabilities	1,885	(103)
Net cash provided by operating activities	7,756	7,629
Cash flows from investing activities
Purchases of property and equipment	(6,002)	(2,345)
Restricted cash released (placed)	172	(122)
Net cash used in investing activities	(5,830)	(2,467)
Cash flows from financing activities
Proceeds from exercise of stock options	424	858
Payment for repurchase of common shares	(35,240)	—
Repayments of borrowings	—	(5,714)
Principal payments on capital leases	(227)	(237)
Net cash used in financing activities	(35,043)	(5,093)
Effect of exchange rate changes on cash and cash equivalents	(100)	(23)
Net increase (decrease) in cash and cash equivalents	(33,217)	46
Cash and cash equivalents at beginning of period	106,085	117,788
Cash and cash equivalents at end of period	$72,868	$117,834

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$4,472	$5,594

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The condensed consolidated balance sheet at June 30, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory("ASU 2015-11"). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers(“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. In August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with customers - Deferral of the Effective Date", that defers by one year the effective date of ASU 2014-09.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The Company is in the process of evaluating the timing of its adoption and the impact of adoption on its consolidated financial statements.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(1,975)	$564

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	22,698	26,385
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	22,698	26,385
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	618
Weighted average number of common shares used to compute diluted net income (loss) per share	22,698	27,003
Net income (loss) per share:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Employee stock options and RSUs	3,617	2,393
ESPP to purchase common shares	188	—
Total potential dilutive securities	3,805	2,393

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2015	2014
Customer A	23.1%	24.1%
Customer B	36.0%	39.6%
Customer C	14.3%	12.9%

	September 30, 2015	June 30, 2015
Percentage of accounts receivable
Customer A	19.4%	29.4%
Customer B	27.3%	27.7%
Customer C	25.4%	14.7%

4. Balance Sheet Components
Accounts receivable:

	September 30, 2015	June 30, 2015
	(in thousands)
Accounts receivable	$54,630	$58,249
Less: Allowance for price adjustments	(17,402)	(19,438)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$37,198	$38,781

Inventories:

	September 30, 2015	June 30, 2015
	(in thousands)
Raw materials	$20,242	$19,423
Work in-process	31,586	31,269
Finished goods	10,130	13,483
	$61,958	$64,175

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	September 30, 2015	June 30, 2015
	(in thousands)
Land	$4,877	$4,877
Building	4,243	4,243
Manufacturing machinery and equipment	183,888	172,467
Equipment and tooling	11,821	11,261
Computer equipment and software	20,739	20,602
Office furniture and equipment	1,798	1,762
Leasehold improvements	27,842	27,568
	255,208	242,780
Less: Accumulated depreciation	(148,628)	(141,883)
	106,580	100,897
Equipment and construction in progress	10,851	18,682
Property, plant and equipment, net	$117,431	$119,579
Other long-term assets:

	September 30, 2015	June 30, 2015
	(in thousands)
Prepayments for property and equipment	$76	$692
Investment in a privately held company	100	100
Office leases deposits	1,343	1,215
Other	3	4
	$1,522	$2,011
Accrued liabilities:

	September 30, 2015	June 30, 2015
	(in thousands)
Accrued compensation and benefit	$6,419	$5,600
Accrued vacation	1,828	1,830
Accrued bonuses	1,120	1,152
Warranty accrual	2,203	1,957
Stock rotation accrual	1,910	1,894
Accrued professional fees	1,420	1,402
ESPP payable	827	343
Customer deposits	611	149
Accrued inventory	699	697
Accrued facilities related expenses	1,389	1,367
Other accrued expenses	2,799	2,834
	$21,225	$19,225

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Beginning balance	$1,957	$1,346
Additions	305	530
Utilization	(59)	(646)
Ending balance	$2,203	$1,230
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Beginning balance	$1,894	$1,645
Additions	1,510	1,294
Utilization	(1,494)	(1,332)
Ending balance	$1,910	$1,607
Other Long-term liabilities:

	September 30, 2015	June 30, 2015
	(in thousands)
Deferred rent	$902	$953

5. Shareholders' Equity and Share-based Compensation
Share Repurchase

On May 8, 2014, the Company's Board of Directors reactivated its existing $25.0 million share repurchase program which was originally authorized on October 22, 2010. The Board authorized management to repurchase, subject to oversight by the Board, its common shares up to remaining balance of the program, or $22.7 million. In April 2015, the Board of Directors approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the Company's trading price, volume and availability of its common shares, applicable legal requirements, its business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings.

In June 2015, the Company commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of its outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, the Company

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the three months ended September 30, 2015, the Company repurchased 3,930,106 shares from the open market, including 3,296,703 shares in the Tender Offer, for a total cost of $35.0 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 4,957,700 shares from the open market for a total cost of $44.0 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 4,957,700 repurchased shares, 29,675 shares with a weighted average repurchase price of $13.84 per share, were reissued at an average price of $2.19 per share for option exercises and vested restricted share units.

Stock Options
The following table summarizes the Company's stock option activities for the three months ended September 30, 2015:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2015	2,836,217	$10.77	$1,410,538
Granted	—	$—
Exercised	(78,453)	$5.41	$219,159
Canceled or forfeited	(81,283)	$7.98
Outstanding at September 30, 2015	2,676,481	$11.01	$284,049

Information with respect to stock options outstanding and exercisable at September 30, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	2,676,481	4.33	$11.01	2,256,226	$11.59
Options vested and expected to vest	2,636,712	4.27	$11.06
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the three months ended September 30, 2015 with the following weighted average assumptions:

Three Months Ended September 30,
2015
Volatility rate	40.13%
Risk-free interest rate	1.7%
Expected term	5.5 years
Dividend yield	0%
Historically, the Company estimates its expected volatility based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted. Beginning in July 2015, the Company's publicly traded shares history is also included in estimating the volatility rate.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	49,690	$7.76
Vested	(24,682)	$9.32
Forfeited	(53,480)	$8.67
Nonvested at September 30, 2015	845,474	$8.57	1.60	$6,586,242
RSUs vested and expected to vest	732,498		1.50	$5,706,155
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2015
Volatility rate	31.4%
Risk-free interest rate	0.1% - 0.6%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cost of goods sold	$131	$154
Research and development	193	206
Selling, general and administrative	465	742
	$789	$1,102
Total unrecognized stock-based compensation expense as of September 30, 2015 was $4.0 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.5 years.

6. Income Taxes
The Company recognized income tax expense of approximately $1.2 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. The estimated effective tax rate for the three months ended September 30, 2015 was (159.5)% compared to 67.5% for the three months ended September 30, 2014. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2015 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2015 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2015, the gross amount of unrecognized tax benefits was approximately $6.4 million, of which $4.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of September 30, 2015. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Hong Kong	$70,453	$75,247
China	9,016	10,957
South Korea	658	639
United States	717	683
Other Countries	595	691
	$81,439	$88,217
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Power discrete	$59,912	$64,891
Power IC	17,514	19,156
Packaging and testing services	4,013	4,170
	$81,439	$88,217

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	September 30, 2015	June 30, 2015
	(in thousands)
China	$70,774	$71,618
United States	46,214	47,439
Other Countries	443	522
	$117,431	$119,579

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2015 and June 30, 2015, the Company had approximately $28.2 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $0.7 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2015 and June 30, 2015.
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
This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on August 27, 2015.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,500 products, and has grown significantly with the introduction of over 100 new products during each of the fiscal years ended June 30, 2015, 2014 and 2013. During the three months ended September 30, 2015, we introduced an additional 24 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 539 patents and 172 patent applications in the United States as of September 30, 2015. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development and new product introduction as well as to improve our financial performance in the long run. To meet the market demand for more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.
During the three months ended September 30, 2015, we released AO4294, the latest addition to our family of high efficiency charging solutions. This new device is offered in an easy-to-use SO-8 package, which helps manufacturers keep the mounting cost low, while still getting the best efficiency and power dissipation possible. The AO4294 is an ideal solution for synchronours rectification in high efficiency chargers and adapters for mobile devices. We also released AOZ3053, a 5A EZBuck DC/DC regulator with smart mode adaption functions, available in a thermally enhanced exposed pad SO-8 package. The AOZ3053 is the first of this new smart platform, which allows for more thermally efficient DC/DC solutions for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies.
In September 2015 we entered into a preliminary agreement with the state authority of Chongqing, China, to form a joint venture for a new state-of-the-art power semiconductor manufacturing facility in the Liangjiang New Area of Chongqing. Under the proposed agreement, the initial capitalization of the joint venture is expected to be approximately $300 million. The Chongqing authority would own 49% of the venture's equity and invest in cash. We would own 51% of the equity and contribute primarily our existing assembly and testing equipment as well as certain intellectual property related to the operation of the facility. We are currently negotiating a definitive joint venture agreement with Chongqing government to provide for the specific terms of the collaboration. The joint venture offers the prospect of creating new competitive advantages that can fuel growth of our business. We expect the joint venture to deliver significant cost savings for us and allow us to reduce our tangible assets as well as drive meaningful improvements in working capital and capital expenditures.

Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 46.0% and 47.3% of our total revenue for the three months ended September 30, 2015 and 2014, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

In response to this trend, we have been executing and are continuing to execute our strategies to diversify our product portfolio and penetrate into other market segments, including the consumer, communications and industrial market segments, improve gross margin ad profit by implementing cost control measures. We are making progress in reducing our reliance on the computing market, and we are also committed to continue to support our computing business and capitalize on the opportunity with a more focused and competitive PC product strategy. However, as we develop and sell new products that serve more diversified markets, we expect that sales based on the PC markets, as a percentage of the total revenue, will continue to decline. If the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact, which will adversely affect our results of operations.

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
Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market shares with customers.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2015 and 2014. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(% of revenue)
Revenue	$81,439	$88,217	100.0%	100.0%
Cost of goods sold	66,378	70,057	81.5%	79.4%
Gross profit	15,061	18,160	18.5%	20.6%
Operating expenses
Research and development	6,164	6,796	7.6%	7.7%
Selling, general and administrative	9,659	9,604	11.9%	10.9%
Total operating expenses	15,823	16,400	19.5%	18.6%
Operating income (loss)	(762)	1,760	(1.0)%	2.0%
Interest income and other, net	11	48	—%	0.1%
Interest expense	(10)	(73)	—%	(0.1)%
Income (Loss) before income taxes	(761)	1,735	(1.0)%	2.0%
Income tax expense	1,214	1,171	1.5%	1.3%
Net income (loss)	$(1,975)	$564	(2.5)%	0.7%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(% of revenue)
Cost of goods sold	$131	$154	0.2%	0.2%
Research and development	193	206	0.2%	0.2%
Selling, general and administrative	465	742	0.6%	0.8%
Total	$789	$1,102	1.0%	1.2%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$59,912	$64,891	$(4,979)	(7.7)%
Power IC	17,514	19,156	(1,642)	(8.6)%
Packaging and testing services	4,013	4,170	(157)	(3.8)%
	$81,439	$88,217	$(6,778)	(7.7)%

Total revenue was $81.4 million for the three months ended September 30, 2015, an decrease of $6.8 million, or 7.7%, as compared to $88.2 million for the same period last year. The decrease primarily consisted of $5.0 million and $1.6 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC products was primarily due to a 8.3% decrease in unit shipments, partially offset by a 0.6% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix partially offset by selling price erosion in the computing and consumer markets. The revenue of packaging and testing services for the three months ended September 30, 2015 and 2014 remained flat.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$66,378	$70,057	$(3,679)	(5.3)%
Percentage of revenue	81.5%	79.4%

Gross profit	$15,061	$18,160	$(3,099)	(17.1)%
Percentage of revenue	18.5%	20.6%

Cost of goods sold was $66.4 million for the three months ended September 30, 2015, a decrease of $3.7 million, or 5.3%, as compared to $70.1 million for the same period last year, primarily due to decreased unit shipments. The decrease was partially offset by the overall manufacturing cost increase due to lower factory utilization as compared to the same period last year. Gross margin decreased by 2.1 percentage point to 18.5% for the three months ended September 30, 2015 as compared to 20.6% for the same period last year. The decrease in gross margin was primarily due to lower factory utilization partially offset by increased average selling prices and positive impact of continued cost control during the current period.
Research and development expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,164	$6,796	$(632)	(9.3)%
Research and development expenses were $6.2 million for the three months ended September 30, 2015, a decrease of $0.6 million, or 9.3%, as compared to $6.8 million for the same period last year. The decrease was primarily attributable to a $0.3 million decrease in employee compensation expenses and benefits as a result of less headcount, and a $0.1 million decrease in each of facilities expenses, product prototyping engineering expense and employee business expenses as a result of continued operational and cost control effort.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,659	$9,604	$55	0.6%
Selling, general and administrative expenses were $9.7 million and $9.6 million for the three months ended September 30, 2015 and 2014, respectively. The slight increase was primarily due to a $0.2 million increase in audit and tax consulting fees due to increased related consulting activities, a $0.2 million increase in unrealized foreign exchange losses mainly due to recent appreciation of USD against RMB for current quarter over prior year same quarter, and a $0.1 million increase in employee compensation and benefits mainly due to increased headcount during the current quarter. The increase was partially offset by a $0.2 million decrease in legal expenses due to less legal consulting activities, as well as a $0.3 million decrease in share-based compensation expenses primarily as a result of increased cancellation of stock options and restricted share unit awards related to the resignation of our Vice President of Power Discrete Product Line during the current period.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three months ended September 30, 2015 as compared to the same period last year was primarily due to the decrease in average cash balances.
Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three months ended September 30, 2015 as compared to the same period last year was primarily due the $20 million term loan obtained in May 2012 for our Oregon fab was fully repaid in May 2015.
Income tax expense

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,214	$1,171	$43	3.7%
We recognized income tax expense of approximately $1.2 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. The income tax expense for the three months ended September 30, 2015 was slightly higher than that for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily financed our operations and capital expenditures through funds generated from operations.

On May 8, 2014, our Board of Directors approved to reactivate our existing $25.0 million share repurchase program which was originally authorized on October 22, 2010. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to remaining balance of the program, or $22.7 million. In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares.

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

During the three months ended September 30, 2015, we repurchased, including the Tender Offer, a total of 3,930,106 shares from the open market, including 3,296,703 common shares in the Tender Offer, for a total cost of $35.0 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 4,957,700 shares from the open market for a total cost of $44.0 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of September 30, 2015, approximately $13.2 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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
Cash and cash equivalents
As of September 30, 2015 and June 30, 2015, we had $72.9 million and $106.1 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$7,756	$7,629
Net cash used in investing activities	(5,830)	(2,467)
Net cash used in financing activities	(35,043)	(5,093)
Effect of exchange rate changes on cash and cash equivalents	(100)	(23)

Net increase (decrease) in cash and cash equivalents	$(33,217)	$46

Cash flows from operating activities
Net cash provided by operating activities of $7.8 million for the three months ended September 30, 2015 resulted primarily from net loss of $2.0 million, non-cash charges of $8.3 million, and net change in assets and liabilities providing net cash of $1.5 million. The non-cash charges of $8.3 million included a $6.9 million of depreciation and amortization expenses, a $0.8 million of share-based compensation expense, and a $0.6 million of deferred income taxes. The net change in assets and liabilities providing net cash of $1.5 million was primarily due to a $1.6 million decrease in accounts receivable due to the timing of billings and collection of payments, a $2.2 million decrease in inventories as we reduced our inventories, a $1.9 million increase in accrued and other liabilities, a $0.6 million decrease in other current and long term assets primarily due to decrease in advance payments to vendors, and a $0.4 million increase in income taxes payable, partially offset by a $5.2 million decrease in accounts payable primarily due to timing of payment.
Net cash provided by operating activities of $7.6 million for the three months ended September 30, 2014 resulted primarily from net income of $0.6 million, non-cash charges of $8.0 million, and net change in assets and liabilities using net cash of $0.9 million. The non-cash charges of $8.0 million included a $7.0 million of depreciation and amortization expenses, a $1.1 million of share-based compensation expense and a $0.1 million of net deferred income taxes, partially offset by a $0.3 million of forgiveness of the loan from the State of Oregon during the period. The net change in assets and liabilities using net cash of $0.9 million was primarily due to a $1.8 million increase in inventories as we increased our inventories to meet market demand, a $0.4 million increase in other current and long term assets primarily due to increase in advance payments to vendors, a $0.5 million decrease in accounts payable primarily due to timing of payment, and a $0.1 million decrease in accrued and other liabilities primarily related to employee contributions to ESPP, partially offset by a $1.5 million decrease in accounts receivable due to the timing of billings and collection of payments, and a $0.5 million increase in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $5.8 million for the three months ended September 30, 2015 was primarily attributable to purchase of property and equipment of $6.0 million to increase our in-house production capacity, partially offset by $0.2 million decrease in restricted cash during the period.
Net cash used in investing activities of $2.5 million for the three months ended September 30, 2014 was primarily attributable to purchase of property and equipment of $2.3 million to increase our in-house production capacity, partially offset by $0.1 million increase in restricted cash during the period.
Cash flows from financing activities
Net cash used in financing activities of $35.0 million for the three months ended September 30, 2015 was primarily attributable to $35.2 million for repurchase of common shares, including repurchases in the Dutch tender offer, and $0.2 million in payment of capital lease obligations, partially offset by $0.4 million of proceeds from exercise of stock options.
Net cash used in financing activities of $5.1 million for the three months ended September 30, 2014 was primarily attributable to $5.7 million of repayment of our borrowings and $0.2 million in payment of capital lease obligations, partially offset by $0.9 million of proceeds from exercise of stock options.
Capital expenditures

Capital expenditures were $6.0 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of September 30, 2015 and June 30, 2015, we had approximately $28.2 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of September 30, 2015 and June 30, 2015, we had approximately $0.7 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 27, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

In addition to the risk factors below, Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 27, 2015, contains risk factors identified by the Company. Except for the risk factors below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may not be able to successfully execute the joint venture agreement with Chongqing government, and even if such agreement is executed, we may not fully realize the anticipated benefits of the proposed joint venture.

In September 2015, we announced a preliminary agreement with the state authority of Chongqing, China, to form a joint venture for a new state-of-the-art power semiconductor manufacturing and assembly/testing facility in the Liangjiang New Area of Chongqing.  We are in the process of negotiating a definitive joint venture agreement with the Chongqing government for the proposed project.  The negotiation of a joint venture agreement requires significant efforts from our management.  There is no guarantee that we will be able to successfully negotiate such an agreement on terms favorable to us, or at all, and we may encounter difficulties and disagreements with the Chongqing government that may delay or prevent us from entering into such an agreement.  Our failure to execute a joint venture agreement in a timely manner, or at all, would adversely affect our business operations, financial performance and the trading price of our shares.

Even if we are able to enter into a definitive execute a joint venture agreement with the Chongqing government, we may not fully realize the anticipated benefits of the project, such as cost savings, improvement in working capital and gross margin, increased revenue and profitability, and enhanced market share for our products.  The joint venture is expected to require a multi-year commitment from us to gradually move our existing assembly and testing equipment from Shanghai, China to the new facility in Chongqing. In addition, at a later date, the joint venture is expected to construct a 12-inch fabrication facility suited for the production of power semiconductors.  The establishment and operation of a new manufacturing facility involves significant risks and challenges, including, but are not limited to, the following:

•	Unexpected costs or delays in transferring our assembly and testing operations to the new facility;

•	Inability to gain or sustain sufficient new customers and market shares to offset the additional costs of building and operating a new facility;

•	Lack of sufficient control over the operation and finances of the joint venture;

•	Insufficient personnel with the requisite expertise and experiences to operate a 12-in fabrication facility;

•	Inability to fully integrate the joint venture with our existing fabrication facility in Oregon, and inability to fully utilize both fabrication facilities;

•	Failure of Chongqing government to meet its obligations under the joint venture agreement;

•	Difficulties in protecting and enforcing our intellectual property rights;

•	Inability to take advantage of the expected tax savings;

•	Changes or uncertainties in economic, legal, regulatory, social and political conditions in China;

•	Labor disputes and difficulties in recruiting new employees; and

•	Additional costs and complexity with compliance of local and state regulations of Chongqing.

Any of the foregoing risks could materially reduce the expected return of our investment in the joint venture and adversely affects our business operations, financial performance and the trading price of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2014, our Board of Directors approved to reactivate our existing $25.0 million share repurchase program which was originally authorized on October 22, 2010. The Board authorized management to repurchase, subject to oversight by the Board, our common shares up to remaining balance of the program, or $22.7 million. In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million. The repurchases are made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares.

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

The following table sets for the share repurchases under this program during the first fiscal quarter ended September 30, 2015.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	3,415,335	(1)	$9.06	(1)	3,415,335	(1)
August 1, 2015 to August 31, 2015	247,642		$7.54		247,642
September 1, 2015 to September 30, 2015	267,129		$8.10		267,129
Total repurchase during the three months ended September 30, 2015	3,930,106		$8.90		3,930,106		$13,204,000

(1) Included 3,296,703 shares at a purchase price of $9.10 per share in the Tender Offer, and 118,632 shares at an average purchase price of $8.00 per share under the Repurchase Trading Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Consulting Agreement between the Company and Tony Grizelj (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 5, 2015.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2015

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)