Form 10-Q
period 2015-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2016-02-04
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2016: 22,137,610.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$81,858	$106,085
Restricted cash	231	368
Accounts receivable, net	26,054	38,781
Inventories	61,102	64,175
Deferred income tax assets	2,403	2,205
Other current assets	3,220	4,279
Total current assets	174,868	215,893
Property, plant and equipment, net	112,057	119,579
Intangible assets, net	16	17
Goodwill	269	269
Deferred income tax assets - long term	10,316	10,848
Other long-term assets	2,240	2,011
Total assets	$299,766	$348,617
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,875	$44,083
Accrued liabilities	20,103	19,225
Income taxes payable	1,710	1,372
Deferred margin	761	716
Capital leases	485	941
Total current liabilities	56,934	66,337
Income taxes payable - long term	1,626	1,601
Deferred income tax liabilities	3,720	3,548
Capital leases - long term	64	64
Other long term liabilities	851	953
Total liabilities	63,195	72,503
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at December 31, 2015 and June 30, 2015	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 27,783 shares and 22,297 shares, respectively at December 31, 2015 and 27,314 shares and 26,316 shares, respectively at June 30, 2015	56	55
Treasury shares at cost, 5,486 shares at December 31, 2015 and 998 shares at June 30, 2015	(48,808)	(8,593)
Additional paid-in capital	185,495	181,040
Accumulated other comprehensive income	750	905
Retained earnings	99,078	102,707
Total shareholders’ equity	236,571	276,114
Total liabilities and shareholders’ equity	$299,766	$348,617
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue	$79,825	$81,328	$161,264	$169,545
Cost of goods sold	64,853	66,086	131,231	136,143
Gross profit	14,972	15,242	30,033	33,402
Operating expenses
Research and development	5,941	6,430	12,105	13,226
Selling, general and administrative	9,197	9,135	18,856	18,739
Impairment of long-lived assets	432	—	432	—
Total operating expenses	15,570	15,565	31,393	31,965
Operating income (loss)	(598)	(323)	(1,360)	1,437
Interest income and other, net	9	26	20	74
Interest expense	(7)	(43)	(17)	(116)
Income (loss) before income taxes	(596)	(340)	(1,357)	1,395
Income tax expense	1,015	957	2,229	2,128
Net loss	$(1,611)	$(1,297)	$(3,586)	$(733)
Net loss per share
Basic	$(0.07)	$(0.05)	$(0.16)	$(0.03)
Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.03)
Weighted average number of common shares used to compute net loss per share
Basic	22,269	26,577	22,483	26,481
Diluted	22,269	26,577	22,483	26,481

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(1,611)	$(1,297)	$(3,586)	$(733)
Foreign currency translation adjustment, net of tax	11	(98)	(155)	(146)
Total comprehensive loss	$(1,600)	$(1,395)	$(3,741)	$(879)

z

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,586)	$(733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,777	13,911
Amortization	1	139
Share-based compensation expense	1,874	2,379
Deferred income taxes, net	506	(174)
Loss on disposal of property and equipment	—	36
Impairment of long-lived assets	432	—
Government grant via forgiven loan	—	(250)
Changes in assets and liabilities:
Accounts receivable	12,727	9,830
Inventories	3,073	(3,422)
Other current and long-term assets	831	307
Accounts payable	(6,454)	(6,940)
Income taxes payable	364	(502)
Accrued and other liabilities	897	471
Net cash provided by operating activities	24,442	15,052
Cash flows from investing activities
Purchases of property and equipment	(10,770)	(6,938)
Restricted cash released	137	40
Net cash used in investing activities	(10,633)	(6,898)
Cash flows from financing activities
Proceeds from exercise of stock options and ESPP	2,772	1,759
Payment for repurchase of common shares	(40,257)	—
Repayments of borrowings	—	(6,429)
Principal payments on capital leases	(456)	(551)
Net cash used in financing activities	(37,941)	(5,221)
Effect of exchange rate changes on cash and cash equivalents	(95)	(74)
Net increase (decrease) in cash and cash equivalents	(24,227)	2,859
Cash and cash equivalents at beginning of period	106,085	117,788
Cash and cash equivalents at end of period	$81,858	$120,647

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$1,645	$5,673
Re-issuance of treasury stock	$43	$35

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim periods. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The condensed consolidated balance sheet at June 30, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

within that reporting period.  The Company is in the process of evaluating the timing of its adoption and the impact of adoption on its consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss	$(1,611)	$(1,297)	$(3,586)	$(733)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	22,269	26,577	22,483	26,481
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	22,269	26,577	22,483	26,481
Net loss per share:
Basic	$(0.07)	$(0.05)	$(0.16)	$(0.03)
Diluted	$(0.07)	$(0.05)	$(0.16)	$(0.03)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)
Employee stock options and RSUs	3,299	3,694	3,458	3,758
ESPP to purchase common shares	551	462	369	441
Total potential dilutive securities	3,850	4,156	3,827	4,199

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2015	2014	2015	2014
Customer A	24.0%	24.2%	23.6%	24.2%
Customer B	39.6%	37.1%	37.8%	38.4%
Customer C	10.8%	11.5%	12.6%	12.2%

	December 31, 2015	June 30, 2015
Percentage of accounts receivable
Customer A	28.5%	29.4%
Customer B	18.4%	27.7%
Customer C	21.8%	14.7%

4. Balance Sheet Components
Accounts receivable:

	December 31, 2015	June 30, 2015
	(in thousands)
Accounts receivable	$42,489	$58,249
Less: Allowance for price adjustments	(16,405)	(19,438)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$26,054	$38,781

Inventories:

	December 31, 2015	June 30, 2015
	(in thousands)
Raw materials	$18,917	$19,423
Work in-process	33,015	31,269
Finished goods	9,170	13,483
	$61,102	$64,175

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	December 31, 2015	June 30, 2015
	(in thousands)
Land	$4,877	$4,877
Building	4,243	4,243
Manufacturing machinery and equipment	187,862	172,467
Equipment and tooling	12,125	11,261
Computer equipment and software	20,931	20,602
Office furniture and equipment	1,780	1,762
Leasehold improvements	28,098	27,568
	259,916	242,780
Less: Accumulated depreciation	(155,416)	(141,883)
	104,500	100,897
Equipment and construction in progress	7,557	18,682
Property, plant and equipment, net	$112,057	$119,579
Other long-term assets:

	December 31, 2015	June 30, 2015
	(in thousands)
Prepayments for property and equipment	$324	$692
Investment in a privately held company	100	100
Office leases deposits	1,814	1,215
Other	2	4
	$2,240	$2,011
Accrued liabilities:

	December 31, 2015	June 30, 2015
	(in thousands)
Accrued compensation and benefit	$6,387	$5,600
Accrued vacation	1,771	1,830
Accrued bonuses	1,292	1,152
Warranty accrual	1,596	1,957
Stock rotation accrual	1,872	1,894
Accrued professional fees	1,631	1,402
ESPP payable	357	343
Customer deposits	830	149
Accrued inventory	268	697
Accrued facilities related expenses	1,469	1,367
Other accrued expenses	2,630	2,834
	$20,103	$19,225

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$1,957	$1,346
Additions	747	910
Utilization	(1,108)	(1,068)
Ending balance	$1,596	$1,188
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$1,894	$1,645
Additions	3,120	2,820
Utilization	(3,142)	(2,802)
Ending balance	$1,872	$1,663
Other Long-term liabilities:

	December 31, 2015	June 30, 2015
	(in thousands)
Deferred rent	$851	$953

5. Shareholders' Equity and Share-based Compensation
Share Repurchase

In April 2015, the Board of Directors approved an increase in the remaining available amount under the Company’s then effective share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the Company's trading price, volume and availability of its common shares, applicable legal requirements, its business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares. The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are charged to retained earnings.

In June 2015, the Company commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of its outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, the Company completed the Tender Offer in which it purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represented approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015. Immediately following the completion of the Tender Offer, approximately $18.2 million remained available under the share repurchase program.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended December 31, 2015, the Company repurchased 4,491,375 shares from the open market, including 3,296,703 shares in the Tender Offer, for a total cost of $40.0 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,518,969 shares from the open market for a total cost of $48.9 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,518,969 repurchased shares, 32,766 shares with a weighted average repurchase price of $13.85 per share, were reissued at an average price of $1.98 per share for option exercises and vested restricted share units.

Stock Options
The following table summarizes the Company's stock option activities for the six months ended December 31, 2015:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2015	2,836,217	$10.77	$1,410,538
Granted	—	$—
Exercised	(277,916)	$7.05	$458,006
Canceled or forfeited	(304,012)	$12.45
Outstanding at December 31, 2015	2,254,289	$11.01	$1,226,993

Information with respect to stock options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	2,254,289	4.85	$11.01	1,890,474	$11.62
Options vested and expected to vest	2,222,601	4.80	$11.05
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the six months ended December 31, 2015 with the following weighted average assumptions:

Six Months Ended December 31,
2015
Volatility rate	39.91%
Risk-free interest rate	1.6% - 1.7%
Expected term	5.5 years
Dividend yield	0%
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	89,402	$8.41
Vested	(87,676)	$9.35
Forfeited	(79,143)	$8.74
Nonvested at December 31, 2015	796,529	$8.53	1.45	$7,320,102
RSUs vested and expected to vest	701,811		1.35	$6,449,648
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2015
Volatility rate	32.2%
Risk-free interest rate	0.3% - 0.9%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Cost of goods sold	$157	$174	$288	$328
Research and development	264	293	457	499
Selling, general and administrative	664	810	1,129	1,552
	$1,085	$1,277	$1,874	$2,379
Total unrecognized stock-based compensation expense as of December 31, 2015 was $4.2 million, which includes estimated forfeitures and is expected to be recognized over a weighted-average period of 1.3 years.

6. Income Taxes
The Company recognized income tax expense of approximately $1.0 million for both of the three months ended December 31, 2015 and 2014, respectively. The Company recognized income tax expense of approximately $2.2 million and $2.1 million for the six months ended December 31, 2015 and 2014, respectively. The estimated effective tax rate for the three months ended December 31, 2015 was (170.3)% compared to (281.5)% for the three months ended December 31, 2014. The estimated effective tax rate for the six months ended December 31, 2015 was (164.3)% compared to 152.5% for the six months ended December 31, 2014. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2015 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2015 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2015, the gross amount of unrecognized tax benefits was approximately $6.6 million, of which $4.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of December 31, 2015. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Hong Kong	$69,904	$70,278	$140,357	$145,525
China	7,922	8,823	16,938	19,780
South Korea	442	524	1,100	1,163
United States	784	881	1,501	1,564
Other Countries	773	822	1,368	1,513
	$79,825	$81,328	$161,264	$169,545
The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Power discrete	$59,392	$61,203	$119,305	$126,094
Power IC	16,400	16,109	$33,913	$35,265
Packaging and testing services	4,033	4,016	$8,046	$8,186
	$79,825	$81,328	$161,264	$169,545

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	December 31, 2015	June 30, 2015
	(in thousands)
China	$66,907	$71,618
United States	44,572	47,439
Other Countries	578	522
	$112,057	$119,579

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies
Purchase Commitments
As of December 31, 2015 and June 30, 2015, the Company had approximately $39.0 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $5.2 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2015 and June 30, 2015.
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,500 products, and has grown significantly with the introduction of over 100 new products during each of the fiscal years ended June 30, 2015, 2014 and 2013. During the six months ended December 31, 2015, we introduced an additional 26 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 566 patents and 161 patent applications in the United States as of December 31, 2015. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

During the second quarter of fiscal year of 2016, we introduced the industry's first single n-channel 45V MOSFET with an ultra-low on-resistance of 1.15Ohms at 10V. This addition to our medium voltage product portfolio is designed to address a wide range of applications including secondary-side synchronous rectification in AC/DC and DC/DC converters, as well as industrial and motor drive applications. We also released AOC3864, a common-drain 20V dual n-channel MOSFET with an ultra-low on-resistance of 5.7mOhms at 4.5V. This new device offers the best approach in designing battery protection circuit modules, while providing a strong and reliable solution. In addition, we introduced the new generation of high efficiency PairFETs. The AOE6930 is an asymmetric package with integrated high-side and low-side MOSFETs. The product is designed with our latest silicon technology to optimize the conducting resistance and the switching characteristics of both MOSFETs in order to attain the highest efficiency over the whole output range when working as the power stage for a Vcore power supply circuit. The combination of AOS's XSFET™ technology in this new generation PairFET package, gives the device an extra advantage in thermal dissipation. Moreover, we released the AOZ3101, a high efficiency, simple-to-use synchronous buck regulator, with an operating input voltage range from 4.5V to 18V, supplying 2A of continuous current. The device offers a low on-resistant power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics application such as LCD TVs, set-top boxes, as well as DVD players and recorders. During the first quarter of fiscal year of 2016, we released AO4294, the latest addition to our family of high efficiency charging solutions. This new device is offered in an easy-to-use SO-8 package, which helps manufacturers keep the mounting cost low, while still getting the best efficiency and power dissipation possible. The AO4294 is an ideal solution for synchronours rectification in high efficiency chargers and adapters for mobile devices. We also released AOZ3053, a 5A EZBuck DC/DC regulator with smart mode adaption functions, available in a thermally enhanced exposed pad SO-8 package. The AOZ3053 is the first of this new smart platform, which allows for more thermally efficient DC/DC solutions for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies.
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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 44.4% and 46.7% of our total revenue for the three months ended December 31, 2015 and 2014, respectively, and 45.2% and 47.0% for the six months ended December 31, 2015 and 2014, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2015 and 2014. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$79,825	$81,328	100.0%	100.0%	$161,264	$169,545	100.0%	100.0%
Cost of goods sold	64,853	66,086	81.2%	81.3%	131,231	136,143	81.4%	80.3%
Gross profit	14,972	15,242	18.8%	18.7%	30,033	33,402	18.6%	19.7%
Operating expenses
Research and development	5,941	6,430	7.4%	7.9%	12,105	13,226	7.5%	7.8%
Selling, general and administrative	9,197	9,135	11.5%	11.2%	18,856	18,739	11.7%	11.1%
Impairment of long-lived assets	432	—	0.5%	—%	432	—	0.3%	—%
Total operating expenses	15,570	15,565	19.4%	19.1%	31,393	31,965	19.5%	18.9%
Operating income (loss)	(598)	(323)	(0.6)%	(0.4)%	(1,360)	1,437	(0.8)%	0.8%
Interest income and other, net	9	26	—%	—%	20	74	—%	—%
Interest expense	(7)	(43)	—%	—%	(17)	(116)	—%	(0.1)%
Income (loss) before income taxes	(596)	(340)	(0.6)%	(0.4)%	(1,357)	1,395	(0.8)%	0.8%
Income tax expense	1,015	957	1.3%	1.2%	2,229	2,128	1.4%	1.3%
Net loss	$(1,611)	$(1,297)	(1.9)%	(1.6)%	$(3,586)	$(733)	(2.2)%	(0.4)%
Share-based compensation expense was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$157	$174	0.2%	0.2%	$288	$328	0.2%	0.2%
Research and development	264	293	0.3%	0.4%	457	499	0.3%	0.3%
Selling, general and administrative	664	810	0.8%	1.0%	1,129	1,552	0.7%	0.9%
Total	$1,085	$1,277	1.3%	1.6%	$1,874	$2,379	1.2%	1.4%

Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$59,392	$61,203	$(1,811)	(3.0)%	$119,305	$126,094	$(6,789)	(5.4)%
Power IC	16,400	16,109	291	1.8%	33,913	35,265	(1,352)	(3.8)%
Packaging and testing services	4,033	4,016	17	0.4%	8,046	8,186	(140)	(1.7)%
	$79,825	$81,328	$(1,503)	(1.8)%	$161,264	$169,545	$(8,281)	(4.9)%

Total revenue was $79.8 million for the three months ended December 31, 2015, a decrease of $1.5 million, or 1.8%, as compared to $81.3 million for the same quarter last year. The decrease was primarily due to $1.8 million decrease in sales of power discrete products, partially offset by $0.3 million increase in sales of power IC products. The net decrease in product revenue, including power discrete and power IC products was mainly a result of a 12.5% decrease in unit shipments, partially offset by a 12.1% increase in average selling price mainly due to a shift in product mix. The revenue of packaging and testing services for the three months ended December 31, 2015 and 2014 remained flat.

Total revenue was $161.3 million for the six months ended December 31, 2015, an decrease of $8.3 million, or 4.9%, as compared to $169.5 million for the same period last year. The decrease primarily consisted of $6.8 million and $1.4 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC products was primarily due to a 10.4% decrease in unit shipments, partially offset by a 6.3% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix. The decrease in revenue of packaging and testing services for the six months ended December 31, 2015 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$64,853	$66,086	$(1,233)	(1.9)%	$131,231	$136,143	$(4,912)	(3.6)%
Percentage of revenue	81.2%	81.3%			81.4%	80.3%

Gross profit	$14,972	$15,242	$(270)	(1.8)%	$30,033	$33,402	$(3,369)	(10.1)%
Percentage of revenue	18.8%	18.7%			18.6%	19.7%

Cost of goods sold was $64.9 million for the three months ended December 31, 2015, a decrease of $1.2 million, or 1.9%, as compared to $66.1 million for the same quarter last year, primarily due to decreased unit shipments. The decrease was partially offset by the overall manufacturing cost increase due to lower factory utilization as compared to the same period last year. Gross margin for the three months ended December 31, 2015 and 2014 remained flat.

Cost of goods sold was $131.2 million for the six months ended December 31, 2015, a decrease of $4.9 million, or 3.6%, as compared to $136.1 million for the same period last year, primarily due to decreased unit shipments. The decrease was partially offset by the overall manufacturing cost increase due to lower factory utilization as compared to the same period last year. Gross margin decreased by 1.1 percentage point to 18.6% for the six months ended December 31, 2015 as compared to 19.7% for the same period last year. The decrease in gross margin was primarily due to lower factory utilization partially offset by increased average selling prices and positive impact of continued cost control during the current period.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$5,941	$6,430	$(489)	(7.6)%	$12,105	$13,226	$(1,121)	(8.5)%
Research and development expenses were $5.9 million for the three months ended December 31, 2015, a decrease of $0.5 million, or 7.6%, as compared to $6.4 million for the same quarter last year. The decrease was primarily attributable to a $0.4 million decrease in product prototyping engineering expense as a result of reduced engineering activities, as well as a $0.1 million decrease in employee compensation expenses primarily due to less headcount and continued cost control effort during the current quarter as compared to the same quarter last year.
Research and development expenses were $12.1 million for the six months ended December 31, 2015, a decrease of $1.1 million, or 8.5%, as compared to $13.2 million for the same period last year. The decrease was primarily attributable to a $0.8 million decrease in product prototyping engineering expense as a result of reduced engineering activities, as well as a $0.4 million decrease in employee compensation expenses primarily due to less headcount and continued cost control effort during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,197	$9,135	$62	0.7%	$18,856	$18,739	$117	0.6%
Selling, general and administrative expenses were $9.2 million and $9.1 million for the three months ended December 31, 2015 and 2014, respectively. The slight increase was primarily due to $0.3 million increase in foreign exchange losses mainly due to recent appreciation of USD against RMB during the current quarter, and a $0.1 million increase in employee compensation and benefits mainly due to an increase in headcount and less number of days of temporary Company shut down in the current quarter as part of our cost control measures. These increases were partially offset by a $0.2 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated since fiscal year of 2014, and a $0.1 million decrease in share-based compensation expense primarily as a result of increased cancellation of stock options and restricted share unit awards during the current quarter.
Selling, general and administrative expenses were $18.9 million for the six months ended December 31, 2015, an increase of $0.1 million, or 0.6%, as compared to $18.7 million for the same period last year. The increase was primarily due to $0.5 million increase in foreign exchange losses mainly due to recent appreciation of USD against RMB for current period over prior year same period, a $0.1 million increase in audit and tax consulting fees due to increased related consulting activities, and a $0.2 million increase in employee compensation and benefits mainly due to an increase in headcount and less number of days of temporary Company shut down in the current period as part of our cost control measures. These increases were partially offset by a $0.3 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated since fiscal year of 2014, and a $0.4 million decrease in share-based compensation expense primarily as a result of a decrease of equity awards granted and increased cancellation of shares stock options and restricted share unit awards related to the resignation of an executive officer during the current period.
Impairment of long-lived assets

During the quarter ended December 31, 2015, we identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment did not have values for other purposes, we recorded an asset impairment charge of approximately $0.4 million related to these equipment during the quarter ended December 31, 2015.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three and six months ended December 31, 2015 as compared to the same periods last year was primarily due to the decrease in average cash balances.

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and six months ended December 31, 2015 as compared to the same periods last year was primarily due to the $20 million term loan obtained in May 2012 for our Oregon fab was fully repaid in May 2015.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2015	2014	Change		2015	2014	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,015	$957	$58	6.1%	$2,229	$2,128	$101	4.7%
We recognized income tax expense of approximately $1.0 million for both of the three months ended December 31, 2015 and 2014, respectively. The income tax expense for the three months ended December 31, 2015 was slightly higher than that for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.
We recognized income tax expense of approximately $2.2 million and $2.1 million for the six months ended December 31, 2015 and 2014, respectively. The income tax expense for the six months ended December 31, 2015 was slightly higher than that for the same period last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we financed our operations and capital expenditures primarily through funds generated from operations.

In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s then effective share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. There is no guarantee that any repurchases under the Program will be made or that such repurchases would enhance the value of our shares.

In June 2015, we commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of our outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, we completed the Tender Offer in which we purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represented approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board on April 15, 2015.

During the six months ended December 31, 2015, we repurchased a total of 4,491,375 shares from the open market, including 3,296,703 common shares in the Tender Offer, for a total cost of $40.0 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,518,969 shares from the open market for a total cost of $48.9 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of December 31, 2015, approximately $8.2 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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
Cash and cash equivalents
As of December 31, 2015 and June 30, 2015, we had $81.9 million and $106.1 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$24,442	$15,052
Net cash used in investing activities	(10,633)	(6,898)
Net cash used in financing activities	(37,941)	(5,221)
Effect of exchange rate changes on cash and cash equivalents	(95)	(74)

Net increase (decrease) in cash and cash equivalents	$(24,227)	$2,859

Cash flows from operating activities
Net cash provided by operating activities of $24.4 million for the six months ended December 31, 2015 resulted primarily from net loss of $3.6 million, non-cash charges of $16.6 million, and net change in assets and liabilities providing net cash of $11.4 million. The non-cash charges of $16.6 million included a $13.8 million of depreciation and amortization expenses, a $1.9 million of share-based compensation expense, a $0.4 million of impairment of long-lived assets, and a $0.5 million of deferred income taxes. The net change in assets and liabilities providing net cash of $11.4 million was primarily due to a $12.7 million decrease in accounts receivable due to the timing of billings and collection of payments, a $3.1 million decrease in inventories as we reduced our inventories, a $0.9 million increase in accrued and other liabilities, a $0.8 million decrease in other current and long term assets primarily due to decrease in advance payments to vendors, and a $0.4 million increase in income taxes payable, partially offset by a $6.5 million decrease in accounts payable primarily due to timing of payment.
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
Cash flows from investing activities
Net cash used in investing activities of $10.6 million for the six months ended December 31, 2015 was primarily attributable to purchase of property and equipment of $10.8 million to increase our in-house production capacity, partially offset by $0.1 million decrease in restricted cash during the period.
Net cash used in investing activities of $6.9 million for the six months ended December 31, 2014 was primarily attributable to purchase of property and equipment of $6.9 million to increase our in-house production capacity.
Cash flows from financing activities
Net cash used in financing activities of $37.9 million for the six months ended December 31, 2015 was primarily attributable to $40.3 million for repurchase of common shares, including repurchases in the Tender Offer, and $0.5 million in payment of capital lease obligations, partially offset by $2.8 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Net cash used in financing activities of $5.2 million for the six months ended December 31, 2014 was primarily attributable to $6.4 million of repayment of our borrowings and $0.6 million in payment of capital lease obligations, partially offset by $1.8 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Capital expenditures

Capital expenditures were $10.8 million and $6.9 million for the six months ended December 31, 2015 and 2014, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of December 31, 2015 and June 30, 2015, we had approximately $39.0 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of December 31, 2015 and June 30, 2015, we had approximately $5.2 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.

Off-Balance Sheet Arrangements
As of December 31, 2015, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We may not be able to successfully negotiate and execute the joint venture agreement with Chongqing government, and even if such agreement is executed, we may not fully realize the anticipated benefits of the proposed joint venture.

In September 2015, we announced a preliminary agreement with the state authority of Chongqing, China, to form a joint venture for a new state-of-the-art power semiconductor manufacturing and assembly/testing facility in the Liangjiang New Area of Chongqing.  We are in the process of negotiating a definitive joint venture agreement with the Chongqing government for the proposed project.  The negotiation of a complex joint venture agreement require substantial commitment of time and efforts from our management.  There is no guarantee that we will be able to successfully negotiate such an agreement on terms favorable to us, or at all, and we may encounter difficulties and disagreements with the Chongqing government that may delay or prevent us from entering into such an agreement.  Our failure to negotiate or execute a joint venture agreement in a timely manner, or at all, would adversely affect our business operations, financial performance and the trading price of our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s then existing share repurchase program from approximately $17.8 million to $50.0 million. Under this program, the repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions an general market environment. There is no guarantee that any repurchases under the program will be made or that such repurchases would enhance the value of our shares.

In June 2015, the Company commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of its outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015, the Company completed the Tender Offer in which it purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represented approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015.

The following table sets for the share repurchases under this program during the second fiscal quarter ended December 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	397,458	$8.68	397,458
November 1, 2015 to November 30, 2015	138,411	$9.29	138,411
December 1, 2015 to December 31, 2015	25,400	$9.76	25,400
Total repurchase during the three months ended December 31, 2015	561,269	$8.88	561,269	$8,221,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2015.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2016

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)