Form 10-K/A
period 2015-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2016-03-22
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Alpha & Omega Semiconductor Limited (the “Company”) for the fiscal year ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2015 (the “Annual Report”). The Company is filing this Amendment No. 1 solely to correct a scrivener’s error in the Report of Independent Registered Public Accounting Firm (the “Audit Report). The revised Audit Report adds a reference to the “consolidated statement of operations” of the financial statement in the first sentence of the Audit Report, which was inadvertently omitted in the original filing. Except for the foregoing, this Amendment No. 1 does not amend the Annual Report and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. The Company also filed updated Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 to reflect the date of the filing of Amendment No. 1.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

March 22, 2016

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

21.1†	List of Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
* Filed with this Annual Report on Form 10-K.
† Previously filed
†† Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.