Form 10-Q
period 2016-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2016-05-10
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2016: 22,431,746.

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$78,923	$106,085
Restricted cash	347	368
Accounts receivable, net	32,036	38,781
Inventories	67,911	64,175
Deferred income tax assets	2,959	2,205
Other current assets	5,772	4,279
Total current assets	187,948	215,893
Property, plant and equipment, net	112,497	119,579
Intangible assets, net	16	17
Goodwill	269	269
Deferred income tax assets - long term	10,193	10,848
Other long-term assets	2,971	2,011
Total assets	$313,894	$348,617
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,041	$44,083
Accrued liabilities	22,011	19,225
Income taxes payable	1,724	1,372
Deferred margin	807	716
Capital leases	255	941
Total current liabilities	71,838	66,337
Income taxes payable - long term	1,576	1,601
Deferred income tax liabilities	3,913	3,023
Capital leases - long term	45	64
Other long term liabilities	797	953
Total liabilities	78,169	71,978
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at March 31, 2016 and June 30, 2015	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 28,039 shares and 22,360 shares, respectively at March 31, 2016 and 27,314 shares and 26,316 shares, respectively at June 30, 2015	56	55
Treasury shares at cost, 5,679 shares at March 31, 2016 and 998 shares at June 30, 2015	(50,470)	(8,593)
Additional paid-in capital	187,148	181,040
Accumulated other comprehensive income	772	905
Retained earnings	98,219	103,232
Total shareholders’ equity	235,725	276,639
Total liabilities and shareholders’ equity	$313,894	$348,617
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue	$82,987	$76,918	$244,251	$246,463
Cost of goods sold	66,668	64,154	197,899	200,297
Gross profit	16,319	12,764	46,352	46,166
Operating expenses
Research and development	6,924	6,929	19,029	20,155
Selling, general and administrative	9,444	9,219	28,300	27,958
Impairment of long-lived assets	—	—	432	—
Total operating expenses	16,368	16,148	47,761	48,113
Operating loss	(49)	(3,384)	(1,409)	(1,947)
Interest income and other, net	10	18	30	92
Interest expense	(5)	(41)	(22)	(157)
Loss before income taxes	(44)	(3,407)	(1,401)	(2,012)
Income tax expense	1,219	698	3,448	2,826
Net loss	$(1,263)	$(4,105)	$(4,849)	$(4,838)
Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.22)	$(0.18)
Diluted	$(0.06)	$(0.16)	$(0.22)	$(0.18)
Weighted average number of common shares used to compute net loss per share:
Basic	22,232	26,447	22,400	26,469
Diluted	22,232	26,447	22,400	26,469

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(1,263)	$(4,105)	$(4,849)	$(4,838)
Foreign currency translation adjustment, net of tax	22	28	(133)	(118)
Total comprehensive loss	$(1,241)	$(4,077)	$(4,982)	$(4,956)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(4,849)	$(4,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,704	20,666
Amortization	1	140
Share-based compensation expense	3,047	3,319
Deferred income taxes, net	791	144
Gain on disposal of property and equipment	—	(92)
Impairment of long-lived assets	432	—
Government grant via forgiven loan	—	(250)
Changes in assets and liabilities:
Accounts receivable	6,745	5,605
Inventories	(3,736)	249
Other current and long-term assets	(2,453)	(939)
Accounts payable	2,285	(5,046)
Income taxes payable	327	(805)
Accrued and other liabilities	3,067	61
Net cash provided by operating activities	26,361	18,214
Cash flows from investing activities
Purchases of property and equipment	(13,777)	(12,579)
Proceeds from sale of property and equipment	—	50
Changes in restricted cash	22	(1)
Net cash used in investing activities	(13,755)	(12,530)
Cash flows from financing activities
Withholding tax on restricted stock units	(948)	(492)
Proceeds from exercise of stock options and ESPP	4,050	1,910
Payment for repurchases of common shares	(42,080)	(3,977)
Repayments of borrowings	—	(7,143)
Principal payments on capital leases	(706)	(790)
Net cash used in financing activities	(39,684)	(10,492)
Effect of exchange rate changes on cash and cash equivalents	(84)	(49)
Net decrease in cash and cash equivalents	(27,162)	(4,857)
Cash and cash equivalents at beginning of period	106,085	117,788
Cash and cash equivalents at end of period	$78,923	$112,931

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,326	$4,137
Re-issuance of treasury stock	$164	$106

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The condensed consolidated balance sheet at June 30, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Correction of Errors

In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction.  During the quarter ended March 31, 2016, the Company identified and recorded immaterial errors related to the fiscal years ended June 30, 2015, 2014 and 2013.  The immaterial errors resulted from overstatement of long-term deferred income tax liabilities and income tax expenses.  The overall impact of the errors on the Company's consolidated financial position and results of operations is not material and as such, previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the errors have not been amended.

The adjustments resulted in a decrease in net loss of $172,000, $204,000 and $149,000 for the years ended June 30, 2015, 2014 and 2013, respectively and a decrease in basic and diluted net loss per common share of $0.01 for the years ended June 30, 2015, 2014 and 2013. The impact to the consolidated balance sheets as of June 30, 2015, 2014 and 2013 was a decrease in deferred income tax liabilities of $525,000, $353,000 and $149,000, respectively and an increase in retained earnings by the same amounts. All prior period amounts in this Quarterly Report on Form 10-Q affected by the errors reflect such amounts.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Impairment of Long-Lived Assets

Long-lived assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Factors that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Where such factors indicate potential impairment, the recoverability of an asset or asset group is assessed by determining if the carrying value of the asset or asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life.  The impairment loss is measured based on the difference between the carrying amount and the estimated fair value.
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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued No. 2016-02, Leases ("ASU 2016-02"). This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard of ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the timing of its adoption and the impact of adoption on its consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(1,263)	$(4,105)	$(4,849)	$(4,838)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	22,232	26,447	22,400	26,469
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	22,232	26,447	22,400	26,469
Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.22)	$(0.18)
Diluted	$(0.06)	$(0.16)	$(0.22)	$(0.18)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)
Employee stock options and RSUs	3,003	3,689	3,307	3,735
ESPP	416	304	385	395
Total potential dilutive securities	3,419	3,993	3,692	4,130

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application and review of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company's credit requirements, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company considers its trade accounts receivable to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant write-offs of accounts receivable in the past. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, when available.
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2016	2015	2016	2015
Customer A	24.8%	25.1%	24.0%	24.5%
Customer B	36.0%	32.5%	37.2%	36.6%
Customer C	12.9%	12.3%	12.7%	12.2%

	March 31, 2016	June 30, 2015
Percentage of accounts receivable
Customer A	28.4%	29.4%
Customer B	23.5%	27.7%
Customer C	21.8%	14.7%

4. Balance Sheet Components
Accounts receivable:

	March 31, 2016	June 30, 2015
	(in thousands)
Accounts receivable	$48,898	$58,249
Less: Allowance for price adjustments	(16,832)	(19,438)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$32,036	$38,781

Inventories:

	March 31, 2016	June 30, 2015
	(in thousands)
Raw materials	$22,991	$19,423
Work in-process	36,363	31,269
Finished goods	8,557	13,483
	$67,911	$64,175

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	March 31, 2016	June 30, 2015
	(in thousands)
Land	$4,877	$4,877
Building	4,243	4,243
Manufacturing machinery and equipment	189,563	172,467
Equipment and tooling	12,316	11,261
Computer equipment and software	20,958	20,602
Office furniture and equipment	1,813	1,762
Leasehold improvements	28,370	27,568
	262,140	242,780
Less: Accumulated depreciation	(162,352)	(141,883)
	99,788	100,897
Equipment and construction in progress	12,709	18,682
Property, plant and equipment, net	$112,497	$119,579
Other long-term assets:

	March 31, 2016	June 30, 2015
	(in thousands)
Prepayments for property and equipment	$937	$692
Investment in a privately held company	100	100
Office leases deposits	1,934	1,215
Other	—	4
	$2,971	$2,011
Accrued liabilities:

	March 31, 2016	June 30, 2015
	(in thousands)
Accrued compensation and benefit	$6,584	$5,600
Accrued vacation	2,091	1,830
Accrued bonuses	1,445	1,152
Warranty accrual	1,596	1,957
Stock rotation accrual	2,056	1,894
Accrued professional fees	1,548	1,402
ESPP payable	878	343
Customer deposits	580	149
Accrued inventory	1,187	697
Accrued facilities related expenses	1,325	1,367
Other accrued expenses	2,721	2,834
	$22,011	$19,225

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$1,957	$1,346
Additions	803	1,216
Utilization	(1,164)	(1,445)
Ending balance	$1,596	$1,117
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$1,894	$1,645
Additions	4,643	4,129
Utilization	(4,481)	(4,000)
Ending balance	$2,056	$1,774
Other Long-term liabilities:

	March 31, 2016	June 30, 2015
	(in thousands)
Deferred rent	$797	$953

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

During the nine months ended March 31, 2016, the Company repurchased 4,695,499 shares from the open market, including 3,296,703 shares in the Tender Offer, for a total cost of $41.8 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 44,345 shares with a weighted average repurchase price of $13.86 per share, were reissued at an average price of $2.38 per share for option exercises and vested restricted share units.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for treasury stock under the cost method. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's share-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are expensed to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses are expensed to retained earnings.
Stock Options
The following table summarizes the Company's stock option activities for the nine months ended March 31, 2016:

		Weighted
		Average
	Number of	Exercise Price	Aggregate
	Shares	Per Share	Intrinsic Value
Outstanding at June 30, 2015	2,836,217	$10.77	$1,410,538
Granted	—	$—
Exercised	(426,612)	$7.59	$844,067
Canceled or forfeited	(310,512)	$12.34
Outstanding at March 31, 2016	2,099,093	$11.19	$3,855,252

Information with respect to stock options outstanding and exercisable at March 31, 2016 is as follows:

	Options Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Total options outstanding	2,099,093	4.73	$11.19	1,791,713	$11.80
Options vested and expected to vest	2,074,209	4.69	$11.23
Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model for the nine months ended March 31, 2016 with the following weighted average assumptions:

Nine Months Ended March 31,
2016
Volatility rate	39.44% - 40.13%
Risk-free interest rate	1.6% - 1.7%
Expected term	5.5 years
Dividend yield	0%
Historically, the Company estimates its expected volatility based on that of the publicly traded shares of industry peers over a period equivalent to the expected term of the stock awards granted. Beginning in July 2015, the Company's publicly traded shares history is also included in estimating the volatility rate.
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2016:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	409,079	$10.93
Vested	(271,859)	$8.83
Forfeited	(94,293)	$8.78
Nonvested at March 31, 2016	916,873	$9.59	1.89	$10,864,945
RSUs vested and expected to vest	776,954		1.79	$9,206,903
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2016
Volatility rate	32.2%
Risk-free interest rate	0.3% - 0.9%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of goods sold	$187	$167	$475	$495
Research and development	309	43	766	542
Selling, general and administrative	677	730	1,806	2,282
	$1,173	$940	$3,047	$3,319
As of March 31, 2016, total unrecognized compensation cost under the Company's equity plans was $6.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.

6. Income Taxes
The Company recognized income tax expense of approximately $1.2 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The Company recognized income tax expense of approximately $3.4 million and $2.8 million for the nine months ended March 31, 2016 and 2015, respectively. The estimated effective tax rate for the three months ended March 31, 2016 was (2,770.5)% compared to (20.5)% for the three months ended March 31, 2015. The estimated effective tax rate for the nine months ended March 31, 2016 was (246.1)% compared to (140.5)% for the nine months ended March 31, 2015. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2015 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2015 remain open to examination by foreign tax authorities.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2016, the gross amount of unrecognized tax benefits was approximately $6.6 million, of which $4.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of March 31, 2016. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Hong Kong	$71,684	$64,610	$212,041	$210,135
China	9,520	10,315	26,458	30,095
South Korea	504	624	1,604	1,787
United States	726	706	2,227	2,270
Other Countries	553	663	1,921	2,176
	$82,987	$76,918	$244,251	$246,463
The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Power discrete	$63,464	$59,181	$182,769	$185,275
Power IC	16,251	13,719	50,164	$48,984
Packaging and testing services	3,272	4,018	11,318	$12,204
	$82,987	$76,918	$244,251	$246,463

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	March 31, 2016	June 30, 2015
	(in thousands)
China	$65,832	$71,618
United States	46,115	47,439
Other Countries	550	522
	$112,497	$119,579

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2016 and June 30, 2015, the Company had approximately $39.4 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $8.9 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2016 and June 30, 2015.
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

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contribution from the Chongqing funds and contributions of cash, equipments and intangible assets from the Company. The Company will own 51% and the Chongqing funds will own 49% of the equity interest of the Joint Venture. The Joint Venture will be accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.

The Joint Venture is expected to commence its initial packaging production in 2017. Within one year, the Company will contribute cash of $10.0 million, equipments and intangible assets. Over the long term, the Joint Venture expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,500 products, and has grown significantly with the introduction of over 100 new products during each of the fiscal years ended June 30, 2015, 2014 and 2013. During the nine months ended March 31, 2016, we introduced an additional 78 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 589 patents and 155 patent applications in the United States as of March 31, 2016. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 200mm wafer fabrication facility in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development and new product introduction as well as to improve our financial performance in the long run. To meet the market demand for more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds will form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company will be $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  We will own 51%, and the Chongqing Funds will own 49%, of the equity interest in the JV Company. We expect the JV company to commence operation by July 2017.

Over the long term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings as well as drive meaningful improvements in working capital and capital expenditures.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 36.4% and 47.3% of our total revenue for the three months ended March 31, 2016 and 2015, respectively, and 42.2% and 47.1% for the nine months ended March 31, 2016 and 2015, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC market due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

In response to this trend, we continue to execute our strategies of diversifying our portfolio of products and expanding into other market segments, including the consumer, communications and industrial market segments, improving gross margin and profit by implementing cost control measures. While making progress in reducing our reliance on the PC market, we continue to support our computing business and capitalize on opportunities with a more focused and competitive PC product strategy. As we develop and sell new products that serve more diversified markets, we expect sales based on the PC market, as a percentage of the total revenue to decline. If the rate of decline in the PC market is faster than our expectation, or if we cannot successfully diversify or introduce new products to offset the decline in the PC market, we may not be able to alleviate its negative impact on our operating results.

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab.  If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, we expect that in the long term our joint venture agreement with the Chongqing Funds will reduce our costs of manufacturing. However, our manufacturing costs may increase in the short term prior to the commencement of operation of the JV Company, because we may be required to incur additional costs to acquire packaging and testing capacity in order make up for the reduced capacity during the period in which we transfer our equipments from Shanghai to Chongqing.

Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect our average selling prices of existing products to decline in the future. However, in the normal course of business, we seek to offset the effect of declining average selling price by introducing new and higher value products, expanding existing products for new applications and new customers and reducing the manufacturing cost of existing products.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We expect our joint venture with Chongqing Funds to commence operation in July 2017, and we believe that the joint venture will increase and diversify our customer base, particularly in China, in the long term. However, there is no guarantee that the joint venture will commence timely or at all. Even if we are able to commence operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
Distributor ordering patterns and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlook and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality.
Principal line items of statements of operations
The following describes the principal line items set forth in our condensed consolidated statements of operations:
Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products and a smaller amount was derived from power IC products. Because our products typically have three to five year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through one of our subsidiaries.

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
Operating expenses
Our operating expenses consist of research and development, selling, general and administrative expenses. We expect our operating expenses as a percentage of revenue to fluctuate from period to period as we continue to exercise cost control measures in response to the declining PC market as well as align our operating expenses to the revenue level.
Research and development expenses.  Our research and development expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We expect that our research and development expenses will fluctuate from time to time.
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures in response to the declining PC market.
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

Reclassifications and Correction of Errors

In the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report, certain prior period financial information has been either reclassified to conform with current presentation or restated. For a complete overview on adjustments impacting Management's Discussion and Analysis of Financial Condition and Results of Operations, see Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2016 and 2015. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$82,987	$76,918	100.0%	100.0%	$244,251	$246,463	100.0%	100.0%
Cost of goods sold	66,668	64,154	80.3%	83.4%	197,899	200,297	81.0%	81.3%
Gross profit	16,319	12,764	19.7%	16.6%	46,352	46,166	19.0%	18.7%
Operating expenses
Research and development	6,924	6,929	8.3%	9.0%	19,029	20,155	7.8%	8.2%
Selling, general and administrative	9,444	9,219	11.4%	12.0%	28,300	27,958	11.6%	11.3%
Impairment of long-lived assets	—	—	—%	—%	432	—	0.2%	—%
Total operating expenses	16,368	16,148	19.7%	21.0%	47,761	48,113	19.6%	19.5%
Operating loss	(49)	(3,384)	—%	(4.4)%	(1,409)	(1,947)	(0.6)%	(0.8)%
Interest income and other, net	10	18	—%	—%	30	92	—%	—%
Interest expense	(5)	(41)	—%	—%	(22)	(157)	—%	(0.1)%
Loss before income taxes	(44)	(3,407)	—%	(4.4)%	(1,401)	(2,012)	(0.6)%	(0.8)%
Income tax expense	1,219	698	1.5%	0.9%	3,448	2,826	1.4%	1.1%
Net loss	$(1,263)	$(4,105)	(1.5)%	(5.3)%	$(4,849)	$(4,838)	(2.0)%	(2.0)%
Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$187	$167	0.2%	0.2%	$475	$495	0.2%	0.2%
Research and development	309	43	0.4%	0.1%	766	542	0.3%	0.2%
Selling, general and administrative	677	730	0.8%	0.9%	1,806	2,282	0.7%	0.9%
Total	$1,173	$940	1.4%	1.2%	$3,047	$3,319	1.2%	1.3%

Three and Nine Months Ended March 31, 2016 and 2015
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$63,464	$59,181	$4,283	7.2%	$182,769	$185,275	$(2,506)	(1.4)%
Power IC	16,251	13,719	2,532	18.5%	50,164	48,984	1,180	2.4%
Packaging and testing services	3,272	4,018	(746)	(18.6)%	11,318	12,204	(886)	(7.3)%
	$82,987	$76,918	$6,069	7.9%	$244,251	$246,463	$(2,212)	(0.9)%

Total revenue was $83.0 million for the three months ended March 31, 2016, an increase of $6.1 million, or 7.9%, as compared to $76.9 million for the same quarter last year. The increase primarily consisted of $4.3 million and $2.5 million in sales of power discrete products and power IC products, respectively. The increase in power discrete and power IC products was primarily due to a 15.8% increase in average selling price as compared to the same period last year due to a shift in product mix, partially offset by a 5.6% decrease in unit shipments. The decrease in packaging and testing services revenue for the three months ended March 31, 2016 compared to the same period last year was primarily due to reduced demand as a result of the decline in PC market.

Total revenue was $244.3 million for the nine months ended March 31, 2016, a decrease of $2.2 million, or 0.9%, as compared to $246.5 million for the same period last year. The decrease was primarily due to a $2.5 million decrease in sales of power discrete products, partially offset by $1.2 million increase in sales of power IC products. The net decrease in product revenue, including power discrete and power IC products was mainly a result of a 8.8% decrease in unit shipments, partially offset by a 9.3% increase in average selling price mainly due to a shift in product mix. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2016 compared to the same period last year was primarily due to reduced demand as a result of the declining PC market.

Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$66,668	$64,154	$2,514	3.9%	$197,899	$200,297	$(2,398)	(1.2)%
Percentage of revenue	80.3%	83.4%			81.0%	81.3%

Gross profit	$16,319	$12,764	$3,555	27.9%	$46,352	$46,166	$186	0.4%
Percentage of revenue	19.7%	16.6%			19.0%	18.7%

Cost of goods sold was $66.7 million for the three months ended March 31, 2016, an increase of $2.5 million, or 3.9%, as compared to $64.2 million for the same quarter last year. The increase was primarily due to product mix, partially offset by decrease in unit shipments. The increase was partially offset by the overall manufacturing cost reduction as compared to the same period last year. Gross margin increased by 3.1% point to 19.7% for the three months ended March 31, 2016 as compared to 16.6% for the same period last year. The increase in gross margin was primarily due to better product mix and higher factory utilization during the three months ended March 31, 2016.

Cost of goods sold was $197.9 million for the nine months ended March 31, 2016, a decrease of $2.4 million, or 1.2%, as compared to $200.3 million for the same period last year. The decrease was primarily due to decreased unit shipments. The decrease was partially offset by the overall increase in manufacturing cost due to lower factory utilization as compared to the same period last year. Gross margin for the nine months ended March 31, 2016 and 2015 remained flat.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$6,924	$6,929	$(5)	(0.1)%	$19,029	$20,155	$(1,126)	(5.6)%
Research and development expenses were $6.9 million for the three months ended March 31, 2016 and 2015. The slight decrease was primarily attributable to a $0.2 million decrease in product prototyping engineering expenses as a result of reduced engineering activities, as well as a $0.1 million decrease in employee travel expenses as a result of continued operational and cost control effort, partially offset by a $0.3 million increase in share-based compensation expense as a result of a decrease in cancellation of stock options and award in the current quarter.
Research and development expenses were $19.0 million for the nine months ended March 31, 2016, a decrease of $1.1 million, or 5.6%, as compared to $20.2 million for the same period last year. The decrease was primarily attributable to a $0.3 million decrease in product prototyping engineering expenses as a result of reduced engineering activities, a $0.5 million decrease in employee compensation expenses primarily due to lower headcount in current period, and severance payment related to the resignation of our Chief Technology Officer during the same period last year, as well as a $0.2 million decrease in employee travel expenses and $0.1 million decrease in facilities expenses as a result of continued cost control effort during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$9,444	$9,219	$225	2.4%	$28,300	$27,958	$342	1.2%
Selling, general and administrative expenses were $9.4 million for the three months ended March 31, 2016, an increase of $0.2 million, or 2.4%, as compared to $9.2 million for the same quarter last year. The increase was primarily due to $0.3 million increase in employee compensation and benefits related to severance payments and higher bonus expenses. These increases were partially offset by a $0.1 million decrease in depreciation and amortization expense as a result of certain fully depreciated assets.
Selling, general and administrative expenses were $28.3 million for the nine months ended March 31, 2016, an increase of $0.3 million, or 1.2%, as compared to $28.0 million for the same period last year. The increase was primarily due to $0.6 million increase in foreign exchange losses from appreciation of USD against RMB for current period over prior year same period, a $0.2 million increase in audit and tax fees due to increased related consulting activities, and a $0.4 million increase in employee compensation and benefits mainly due to an increase in headcount. The increase was partially offset by $0.4 million decrease in depreciation and amortization expense as a result of certain fully depreciated assets and $0.5 million decrease in share-based compensation expense primarily as a result of a decrease in equity award grants and an increase in cancellation of stock options and restricted share unit awards related to the resignation of an executive officer during the current period.
Impairment of long-lived assets

During the quarter ended December 31, 2015, we identified certain manufacturing equipments purchased for projects that were subsequently canceled. Because the equipments had no alternative uses, we recorded an asset impairment expense of approximately $0.4 million related to these equipments during the quarter ended December 31, 2015.
Interest income and expenses
Interest income was primarily related to interest earned from cash and cash equivalents. The decrease in interest income during the three and nine months ended March 31, 2016 as compared to the same periods last year was primarily due to the decrease in average cash balances.
Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the nine months ended March 31, 2016 as compared to the same periods last year was primarily due to the $20.0 million term loan obtained in May 2012 for our Oregon fab which was fully repaid in May 2015.

Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,219	$698	$521	74.6%	$3,448	$2,826	$622	22.0%

We recognized income tax expense of approximately $1.2 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively, and approximately $3.4 million and $2.8 million for the nine months ended March 31, 2016 and 2015, respectively.
The income tax expense for the three and nine months ended March 31, 2016 and 2015 was higher than the tax expense for the same periods last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.
Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we financed our operations and capital expenditures primarily through funds generated from operations.

In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s then effective share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions and general market environment. There is no guarantee that such repurchases under the Program will enhance the value of our shares.

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

During the nine months ended March 31, 2016, we repurchased a total of 4,695,499 shares from the open market, including 3,296,703 common shares in the Tender Offer, for a total cost of $41.8 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million, under the share repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of March 31, 2016, approximately $6.4 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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
Cash and cash equivalents

As of March 31, 2016 and June 30, 2015, we had $78.9 million and $106.1 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$26,361	$18,214
Net cash used in investing activities	(13,755)	(12,530)
Net cash used in financing activities	(39,684)	(10,492)
Effect of exchange rate changes on cash and cash equivalents	(84)	(49)

Net decrease in cash and cash equivalents	$(27,162)	$(4,857)

Cash flows from operating activities
Net cash provided by operating activities of $26.4 million for the nine months ended March 31, 2016 reflect our net loss of $4.8 million, offset by non-cash expenses of $25.0 million and net changes in assets and liabilities of $6.2 million. The non-cash expenses of $25.0 million include $20.7 million of depreciation and amortization expenses, $3.0 million of share-based compensation expense, $0.4 million of impairment of long-lived assets and $0.8 million of deferred income taxes. The net changes in assets and liabilities of $6.2 million were primarily due to $6.7 million decrease in accounts receivable from timing of billings and collection of payments, $2.3 million increase in accounts payable due to timing of payment, $0.3 million increase in income taxes payable and $3.1 million increase in accrued and other liabilities, partially offset by a $3.7 million increase in inventories as well as a $2.5 million increase in other current and long term assets due to increase in advance payments to vendors.
Net cash provided by operating activities of $18.2 million for the nine months ended March 31, 2015 reflect our net loss of $4.8 million and net changes in assets and liabilities of $0.9 million, offset by non-cash expenses of $23.9 million. The non-cash expenses of $23.9 million include $20.8 million of depreciation and amortization expenses and $3.3 million of share-based compensation expense, partially offset by a $0.3 million of forgiveness of the loan from the State of Oregon during the period. The net changes in assets and liabilities of $0.9 million were primarily due to a $5.0 million decrease in accounts payable mainly due to timing of payment, $0.9 million increase in other current and long term assets primarily due to increase in advance payments to vendors and $0.8 million decrease in income taxes payable, partially offset by $5.6 million decrease in accounts receivable due to the timing of billings and collection of payments, $0.2 million decrease in inventories as we reduced our inventories and $0.1 million increase in accrued and other liabilities.
Cash flows from investing activities
Net cash used in investing activities of $13.8 million and $12.5 million for the nine months ended March 31, 2016 and 2015, respectively, was primarily attributable to purchases of property and equipment to increase our in-house production capacity during the period.
Cash flows from financing activities
Net cash used in financing activities of $39.7 million for the nine months ended March 31, 2016 was primarily attributable to $42.1 million repurchases of common shares, including the repurchases in the Tender Offer, $0.9 million in common shares acquired to settle withholding tax related to vesting of restricted stock units and $0.7 million in payment of capital lease obligations, partially offset by $4.1 million of proceeds from exercise of stock options and issuance of shares under the ESPP.
Net cash used in financing activities of $10.5 million for the nine months ended March 31, 2015 was primarily attributable to $7.1 million of repayment of our borrowings, $4.0 million in repurchases of common shares under the Company's repurchase Program, $0.5 million in common shares acquired to settle withholding tax related to vesting of restricted stock units and $0.8 million in payment of capital lease obligations, partially offset by $1.9 million of proceeds from exercises of stock options and issuance of shares under the ESPP.

Capital expenditures

Capital expenditures were $13.8 million and $12.6 million for the nine months ended March 31, 2016 and 2015, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of March 31, 2016 and June 30, 2015, we had approximately $39.4 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of March 31, 2016 and June 30, 2015, we had approximately $8.9 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
Joint Venture Commitments

In March 2016, we executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The Joint Venture is expected to commence its initial packaging production in 2017. Within one year, the Company will contribute cash of $10.0 million, equipments and intangible assets.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

There were no material changes in our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We may not be able to realize the anticipated benefits and advantages from our joint venture with the Chongqing government.

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds will form a joint venture (the “JV Company”), for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The total initial capitalization of the JV Company will be $330.0 million (the “Initial Capitalization”), which consists of (i) a total of $ 162.0 million of cash contribution from the Chongqing Funds; (ii) $74.0 million of existing packaging and testing equipment owned by us located in Shanghai, China; (iii) certain intellectual property rights, including patents, held by us relating to the manufacturing technology valued at $84.0 million; and (iv) $10.0 million of cash contribution by us.  We will own 51%, and the Chongqing Funds will own 49%, of the equity interest in the JV Company. The Initial Capitalization will be completed in stages and we expect the JV Company to commence operation in July 2017.

We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs or delays in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; delays in obtaining the necessary Chinese government approval to establish the joint venture; failure of the Chongqing Funds to meet their obligations under the JV Agreement; and inability to provide customers with required services. In addition, we may not be able to fully utilize our packaging and testing capacity during the period when our facilities are being transferred from Shanghai to Chongqing, which may negatively impact our business and results of operations.

Even if the joint venture is able to commence operation, we may not fully realize the anticipated benefits of the project, such as cost savings, improvement in working capital, increased gross margin, revenue and profitability, enhanced market share for our products; and increased diversification of our products and customers.  The establishment and operation of a new manufacturing facility involve significant risks and challenges, including, but are not limited to, the following:

•	Inability to gain or sustain sufficient new customers and market shares to offset the additional costs of building and operating a new facility;

•	Lack of sufficient control over the operation and finances of the joint venture;

•	Insufficient personnel with requisite expertise and experiences to operate a 12-in fabrication facility;

•	Inability to fully integrate the joint venture with our existing fabrication facility in Oregon, and inability to fully utilize both fabrication facilities;

•	Failure of Chongqing Funds to meet its obligations under the JV Agreement;

•	Difficulties in protecting and enforcing our intellectual property rights;

•	Difficulties in maintaining international communications and coordination between our locations in the U.S. and China;

•	Inability to take advantage of the expected tax savings;

•	Changes or uncertainties in economic, legal, regulatory, social and political conditions in China, and lack of transparency and certainty in the Chinese regulatory process;

•	Labor disputes and difficulties in recruiting new employees; and

•	Additional costs and complexity with compliance of local and state regulations of Chongqing.

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

The following table sets for the share repurchases under this program during the third fiscal quarter ended March 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	184,017	$8.82	184,017
February 1, 2016 to February 29, 2016	20,107	$9.61	20,107
March 1, 2016 to March 31, 2016	—	$—	—
Total repurchase during the three months ended March 31, 2016	204,124	$8.90	204,124	$6,404,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1 +
Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited, dated as of March 29, 2016, between the Company, certain subsidiaries of the Company and Chongqing Funds (English Translation).

10.2	Alpha and Omega Semiconductor Limited Calendar Year 2016 Executive Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

+	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2016

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)