Form 10-K
period 2016-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2016-08-26
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2015 was approximately $162 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Market on December 31, 2015 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 22,755,936 shares of the registrant's common shares outstanding as of July 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2016.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2016

(This page intentionally left blank.)

PART I

Item 1.	Business
Forward Looking Statements
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “intend,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Item 1A.“Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K in its entirety and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,600 products, and has grown significantly with the introduction of over 90 new products during each of the fiscal years ended June 30, 2016, 2015 and 2014. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe it enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 601 patents and 150 patent applications in the United States as of June 30, 2016. We differentiate ourselves by integrating our expertise in technology, design, manufacturing capability and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2016, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company will be $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. We expect the JV company to commence its initial production in the first half of fiscal 2018. Over the long term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors.
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

We have incorporated various wholly-owned subsidiaries in different jurisdictions, and a subsidiary in which it has a controlling interest. Please refer to Exhibit 21.1 for a complete list of our subsidiaries.
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

The fab-lite business model allows us to accelerate the development of our proprietary technology at our Oregon fab, bring new products to market faster, and improve our financial performance in the long run. This “fab-lite” model also provides quicker response to our customer demands, enhances relationships with strategic customers, provides flexibility in capacity management and geographic diversification of our wafer supply chain. This approach allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries.

In response to the decline of the global PC market, we continue to execute our strategies of diversifying our portfolio of products and expanding into other market segments, including the consumer, communications and industrial market segments, improving gross margin and profit by implementing cost control measures. We have been making progress in reducing our reliance on the PC market, but we are also committed to continue to support our computing business by growing bill-of-material content, expanding market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 1,600 products and we have introduced over 90 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We also believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Leverage global business model for cost-effective growth

We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We plan to further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins. In addition, we have established a joint venture with investment funds affiliated with the municipalities of Chongqing, China for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication. We expect our collaboration with Chongqing will, in the long term, reduce the cost of manufacturing our products and accelerate the development of new products, while allowing us to gain valuable access to new customers in China.
Our products

To serve the large and diverse analog market for power semiconductors, we have created a broad product portfolio consisting of two major categories: power discretes and power ICs.

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. Our low-voltage MOSFET series is based on our proprietary technology, which offers increased efficiency and performance by reducing on-resistance and switching losses. We also introduced the compact AlphaDFN package series that has been designed to enhance power dissipation while providing protection to the chip for easier and safer handling when surface mounting. Our mid-voltage MOSFET portfolio offers high efficiency solutions for advanced telecommunications and industrial power supply applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we developed highly robust and easy-to-use solutions designed for industrial motor control and white goods applications.

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. We continued to expand our EZBuck power IC family with products that feature lower on-resistance, less power consumption, small footprint and thermally enhanced packages. While we derive the majority of our revenue from the sales of power discretes products, sales of power ICs continue to gain traction during the past years.

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

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching DrMOS power stage	Flat panel displays, TVs, Notebooks, Ultrabooks, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, Ultrabooks, desktop PCs, tablets, flat panel displays, TVs, smartphones, and portable electronic devices
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
Power IC products

In addition to the traditional monolithic or single chip design, we employ a multi-chip approach for the majority of our power ICs. This multi-chip technique leverages our proprietary MOSFET and advanced packaging technologies to offer integrated solutions to our customers. This allows us to update product portfolios by interchanging only the MOSFETs without changing the power management IC, thereby reducing the time required for new product introduction and providing optimal solutions to our customers. We believe that our power IC products improve our competitive position by enabling us to provide higher power density solutions to our end customers than our competitors.

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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand our product family by introducing new solutions to computing, battery protection, and smartphone fast chargers. During the fourth quarter of fiscal year of 2016, we introduced Best-In-Class DrMOS-IV Power Modules with an EZPair™ package. The new device enables high power density voltage regulator solutions ideal for Notebook PCs, servers, and graphic cards applications. We also released 8 new products in the 60V MOSFET family during this period. These products are designed for synchronous rectification in flyback converters, used in quick chargers for smart phones and other portable devices. Moreover, we launched a second generation of Constant On-Time (COT) buck converters which provides the perfect solution for next generation computing chipsets that are pushing the limits of DC/DC converter size. In addition, we introduced our first 2.38 mOhm device for battery protection. This new device offers the best-in-class source-to-source on-resistance (Rsson), giving the battery protection circuit designer the lowest voltage drop and temperature rise in the protection circuit module. During the second quarter of fiscal year of 2016, we introduced the industry's first single n-channel 45V MOSFET with an ultra-low on-resistance of 1.15Ohms at 10V. This addition to our medium voltage product portfolio is designed to address a wide range of applications including secondary-side synchronous rectification in AC/DC and DC/DC converters, as well as industrial and motor drive applications. We also released AOC3864, a common-drain 20V dual n-channel MOSFET with an ultra-low on-resistance of 5.7mOhms at 4.5V. This new device offers the best approach in designing battery protection circuit modules, while providing a strong and reliable solution. In addition, we introduced the new generation of high efficiency PairFETs. The AOE6930 is an asymmetric package with integrated high-side and low-side MOSFETs. The product is designed with our latest silicon technology to optimize the conducting resistance and the switching characteristics of both MOSFETs in order to attain the highest efficiency over the whole output range when working as the power stage for a Vcore power supply circuit. The combination of AOS's XSFET™ technology in this new generation PairFET package, gives the device an extra advantage in thermal dissipation. Moreover, we released the AOZ3101, a high efficiency, simple-to-use synchronous buck regulator, with an operating input voltage range from 4.5V to 18V, supplying 2A of continuous current. The device offers a low on-resistant power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics application such as LCD TVs, set-top boxes, as well as DVD players and recorders. During the first quarter of fiscal year of 2016, we released AO4294, the latest addition to our family of high efficiency charging solutions. This new device is offered in an easy-to-use SO-8 package, which helps manufacturers keep the mounting cost low, while still getting the best efficiency and power dissipation possible. The AO4294 is an ideal solution for synchronours rectification in high efficiency chargers and adapters for mobile devices. We also released AOZ3053, a 5A EZBuck DC/DC regulator with smart mode adaption functions, available in a thermally enhanced exposed pad SO-8 package. The AOZ3053 is the first of this new smart platform, which allows for more thermally efficient DC/DC solutions for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies.

Distributors and customers
We have developed direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of which we serve through our distributors and ODMs. We sell to Samsung Group directly which accounted for 12.3%, 11.7% and 11.6% of our revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2016 and 2015, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate, respectively. Sales to WPG and Promate accounted for 37.2% and 23.8% of our revenue, respectively, for the fiscal year ended June 30, 2016, 36.1% and 25.4% of our revenue, respectively, for the fiscal year ended June 30, 2015, and 43.1% and 21.6% of our revenue, respectively, for fiscal year ended June 30, 2014, respectively.
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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital into research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2016, 2015 and 2014 were $26.0 million, $27.1 million and $24.4 million, respectively. Our research and development expenditures primarily consist of staff compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Our new product development efforts continue to focus on developing products with higher speed, higher efficiency and reliability, higher power density, greater performance and lower costs. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested significant resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2016, we continued our diversification program by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.
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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries following the acquisition and integration of the Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 25.0%, 25.0% and 28.6% of the wafers used in our products for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. We expect the JV Company to commence its initial production in the first half of fiscal 2018.
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

Our in-house packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products, and within one year from June 30, 2016, we are expected to contribute a portion of the packaging equipments currently being used in Shanghai facility to the JV Company. We continuously increase outsourcing portion of our packaging and testing requirements to other contract manufacturers to minimize the effect of market fluctuation. Our facilities have the combined capacity to package and test over 500 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.

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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2016, we had 601 patents issued in the United States, of which 29 were acquired, 2 were licensed and 570 were based on our research and development efforts, and these patents are set to expire between 2016 and 2035. Within these patents, 6 patents will be expired in 2016, which we do not expect to have a material impact on our patent position. We also had a total of 611 foreign patents, including 283 Chinese patents, 307 Taiwanese patents, 13 Korean patents, 4 Hong Kong patents and 4 Japanese patents as of June 30, 2016. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2018 and 2035. In addition, as of June 30, 2016, we had a total of 359 patent applications, of which 150 patents were pending in the United States, 125 patents were pending in China, 79 patents were pending in Taiwan and 4 patents were pending in other countries.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2016, 2015 and 2014, we were in compliance with the related conflict minerals rule.
Employees
As of June 30, 2016, we had approximately 2,800 employees, of which approximately 380 were located in the United States, 2,310 were located in China, and 110 were located in other parts of Asia. Of the total employees, approximately 2,380 were in operations and manufacturing, 150 were in research and development, 150 were in sales and marketing and 120 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2016. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	71	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	64	Director and Chief Operating Officer
Yifan Liang	52	Chief Financial Officer and Corporate Secretary
Daniel Kuang Ming Chang	61	Senior Vice President of Marketing

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

Yifan Liang is currently serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang served as our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer since October 2006, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang held various positions at PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC's San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

Daniel Kuang Ming Chang has been serving as our Senior Vice President of Marketing since August 3, 2015.  Mr. Chang served as our Vice President of Power IC Product Line and Applications Engineering from October 2011 to August 2, 2015, our Vice President of Strategic Marketing and Applications Engineering from May 2010 to October 2011, and our Director of Strategic Marketing and Applications Engineering from February 2009 to April 2010.  Prior to joining our company, Mr. Chang served as Vice President of new product line at Richtek Inc, a power management company in Taiwan, from 2005 to 2009.  He also served as Vice President of System Engineering at Lovoltech Inc, a startup semiconductor company in Sunnyvale, California from 2001 to 2005.  Mr. Chang received his M.S. in physics from National Tsing Hua University of Taiwan, and a B.S. in electrical engineering from Taiwan National University.
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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 38.5%, 47.1% and 45.2% of our total revenue for the years ended 2016, 2015 and 2014, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smartphones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  We experienced a significant reduction in the demand for our products due to the declining PC markets, which have negatively impacted our revenue, profitability and gross margin. The decline of the PC markets also adversely affected our ability to adjust inventory levels in response to the lower shipments, which have negatively impacted our gross margins. Moreover, the continuing decline of the PC markets may reduce the capacity utilization of our manufacturing facilities or impair the value of our long-lived assets, including equipment and machinery used for the manufacturing and packaging of our products, which could have a material adverse effect on our results of operations.

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

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements and changes in our joint venture project in China;

•	changes in the utilization of our in-house manufacturing capacity;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

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

We may not be able to fully realize the anticipated benefits and advantages from our joint venture with the Chongqing government.

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formd a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which consists of (i) a total of $ 162.0 million of cash contribution from the Chongqing Funds; (ii) $74.0 million of existing packaging and testing equipment owned by us located in Shanghai, China; (iii) certain intellectual property rights, including patents, held by us relating to the manufacturing technology valued at $84.0 million; and (iv) $10.0 million of cash contribution by us.  We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. The Initial Capitalization will be completed in stages and we expect the JV Company to commence its initial production in the first half of fiscal 2018.

We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; delays in obtaining the necessary Chinese government approval to establish the joint venture; failure of the Chongqing Funds to meet their obligations under the JV Agreement; and inability to provide customers with required services. In addition, we may not be able to fully utilize our packaging and testing capacity during the period when our facilities are being transferred from Shanghai to Chongqing, which may negatively impact our business and results of operations.

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
We manufacture our products according to our estimates of customer demand. This process requires us to make numerous forecasts and assumptions relating to the demand of our end customers, channel inventory, and general market conditions. Because we sell most of our products to distributors, who in turn sell to our end customers, we have limited visibility as to end customer demand. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be cancelled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

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
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Fairchild Semiconductor International, Inc., Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON

Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.
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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 25.0%, 25.0% and 28.6% of the wafers used in our products for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 61.0%, 61.5% and 64.7% of our revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Our agreements with Promate and WPG were renewed in July 2016 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $16.7 million and $19.4 million at June 30, 2016 and 2015, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2016 and 2015 were $2.0 million and $1.9 million, respectively.
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

Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2016, we owned 601 issued U.S. patents expiring between 2016 and 2035 and had 150 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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
External factors such as potential terrorist attacks, acts of war, financial crises, such as the global or regional economic recession, or geopolitical and social turmoil in those parts of the world that serve as markets for our products could have significant adverse effect on our business and operating results in ways that cannot presently be predicted. Any future economic downturn or recession in the global economy in general and, in particular, on the economies in China, Taiwan and other countries where we market and sell our products, will have an adverse effect on our results of operations. Since the beginning of calendar year 2013, we have experienced a significant reduction in the demand for our products due to the declining PC markets, particularly from our distributors and customers in Taiwan, which have negatively impacted our revenue and profitability.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea and Japan. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was 406.6%, (100.8)% and (826.6)% for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2016 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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

Our financial results have been, and are expected to continue to be, affected by the economy in China. After experiencing rapid growth for more than a decade, China's economy recently has experienced a slowdown in the last two years. In 2015, China's economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

If China’s economy is further slowing down, it may negatively affect our business operation and financial results. The China economy differs from the economies of most developed countries in many respects, including:

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
Our business and corporate transactions, including our operations through the JV Company, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involves uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result we may not be aware of our violation of these policies and rules until some time after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors which are encouraged, restricted or prohibited for foreign investment. As the catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the China government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce (MOC) published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOC is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable foreign invested entities. Aside from an investment implementation report and an investment amendment report that are required for each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.
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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $84.2 million, or 34.8% of our total consolidated net assets as of June 30, 2016. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

There are differences between PRC and U.S. Generally Accepted Accounting Principles.

Our profits will be derived from the business of the Joint Venture, which is established in the PRC. The profits available for distribution for companies established in the PRC are determined in accordance with PRC accounting standards, which may differ from the amounts determined under U.S. GAAP. In the event that the amount of the profits determined under the PRC accounting standard in a given year is less than that determined under the U.S. GAAP, our results of operations may be affected adversely.

PRC labor laws may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

In recent years, compensation in various industries in China has increased and may continue to increase in the future. In order to attract and retain skilled personnel, we may need to increase the compensation of our employees. Compensation may, also, increase as inflationary pressure increases in China. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for a specific employer are entitled to a paid vacation ranging from 5 to 15 days, depending on length of service. Employees who waive such vacation time at the request of employers must be compensated for three times their normal salaries for each waived vacation day. This mandated paid-vacation regulation, coupled with the trend of increasing compensation, may result in increase in our employee-related costs and expenses and decrease in our profit margins.
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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Market ranged from a low of $6.83 to high of $17.91 from the commencement of the public trading of our common shares on April 29, 2010, to July 31, 2016 and from a low of $6.99 to high of $14.76 from July 1, 2015 to June 30, 2016. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 23.7% of our outstanding common shares as of June 30, 2016. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2016, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	194,269	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	247,789	Packaging and testing, manufacturing support

Room 1002-1005, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	6,251	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	7,097	Marketing and field application engineering support

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

7F, Unit 3 & 5, 16F, Unit 1, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	9,443	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

Innovalley C-801 253, Pangyo-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, Korea, 463-400	1,679	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support

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

2015
First Fiscal Quarter :	July 1, 2014 - September 30, 2014	$10.82	$9.07
Second Fiscal Quarter:	October 1, 2014 - December 31, 2014	$9.68	$8.38
Third Fiscal Quarter:	January 1, 2015- March 31, 2015	$9.27	$8.69
Fourth Fiscal Quarter:	April 1, 2015 - June 30, 2015	$9.14	$8.16

2016
First Fiscal Quarter :	July 1, 2015 - September 30, 2015	$8.94	$6.99
Second Fiscal Quarter:	October 1, 2015 - December 31, 2015	$9.88	$7.88
Third Fiscal Quarter:	January 1, 2016- March 31, 2016	$11.98	$8.23
Fourth Fiscal Quarter:	April 1, 2016 - June 30, 2016	$14.76	$11.79
Holders of Our Common Shares
As of July 31, 2016, there were approximately 112 holders of record of our common shares, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the period from April 29, 2010 (the date our common share commenced trading on the NASDAQ Global Market) through June 30, 2016, the end of our last fiscal year. The graph assumes an investment of $100 on April 29, 2010 and the reinvestment of any dividends for NASDAQ Composite Index and Philadelphia Semiconductor Index.
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

There was no purchase of equity securities by the Company or affiliated purchasers during the fourth quarter of fiscal year 2016.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2016, 2015 and 2014 and selected consolidated balance sheet data as of June 30, 2016 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2013 and 2012 and selected consolidated balance sheets as of June 30, 2014, 2013 and 2012 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2016	2015		2014		2013		2012
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$335,661	$327,935		$318,121		$337,436		$342,291
Cost of goods sold	269,839	267,453		259,050		272,851		259,126
Gross profit	65,822	60,482		59,071		64,585		83,165
Operating expenses:
Research and development	26,006	27,075		24,409		27,833		30,630
Selling, general and administrative	37,874	37,625		34,554		35,948		35,678
Impairment of long-lived assets	432	—		—		2,557		—
Total operating expenses	64,312	64,700		58,963		66,338		66,308
Operating income (loss)	1,510	(4,218)		108		(1,753)		16,857
Interest income and other income (loss), net	(498)	533		(177)		535		(17)
Interest expense	(23)	(181)		(266)		(356)		(342)
Income (loss) before income taxes	989	(3,866)		(335)		(1,574)		16,498
Income tax expense	4,021	3,897	(1)	2,769	(1)	3,852	(1)	3,581
Net loss including noncontrolling interest	(3,032)	(7,763)		(3,104)		(5,426)		12,917
Net loss attributable to noncontrolling interest	(104)	—		—		—		—
Net loss attributable to Alpha and Omega Semiconductor Limited	$(2,928)	$(7,763)		$(3,104)		$(5,426)		$12,917

Basic	$(0.13)	$(0.29)		$(0.12)		$(0.21)		$0.52
Diluted	$(0.13)	$(0.29)		$(0.12)		$(0.21)		$0.50
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	22,452	26,429		25,952		25,348		24,656
Diluted	22,452	26,429		25,952		25,348		25,606

	As of June 30,
	2016	2015		2014		2013		2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,774	$106,085		$117,788		$92,406		$82,166
Working Capital	$118,450	$147,351	(1) (2)	$151,322	(1)(2)	$149,335	(1) (2)	$127,073
Total assets	$318,505	$347,904	(1) (2)	$362,925	(1)(2)	$354,166	(1) (2)	$365,574
Bank borrowings - long term	$—	$—		$—		$13,571		$16,429
Capital leases - long term	$1,695	$64		$1,005		$195		$1,085
Total shareholders' equity	$242,142	$276,639		$283,388		$281,600		$279,393

(1) During the quarter ended March 31, 2016, we identified and recorded immaterial errors related to the fiscal years ended June 30, 2015, 2014 and 2013.  The immaterial errors resulted from overstatement of long-term deferred income tax liabilities and income tax expenses. The adjustments resulted in a decrease in net loss of $172,000, $204,000 and $149,000 for the years ended June 30, 2015, 2014 and 2013, respectively and a decrease in basic and diluted net loss per common share of $0.01 for the years ended June 30, 2015, 2014 and 2013. The impact to the consolidated balance sheets as of June 30, 2015, 2014 and 2013 was a decrease in deferred income tax liabilities of $525,000, $353,000 and $149,000, respectively and an increase in retained earnings by the same amounts.

(2) During the quarter ended June 30, 2016, we early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and have made the necessary conforming reclassifications to the accompanying consolidated balance sheet data. The application of the provisions of ASU 2015-17 resulted in a $2.2 million, $2.8 million, and $3.0 million reduction in current deferred tax assets, a $1.5 million, $1.4 million, and $0.9 million increase in long-term deferred income tax assets and a $0.7 million, $1.4 million and $2.2 million reduction in non-current deferred income tax liabilities at June 30, 2015, 2014 and 2013, respectively.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,600 products, and has grown significantly with the introduction of over 90 new products during each of the fiscal years ended June 30, 2016, 2015 and 2014. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe it enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 601 patents and 150 patent applications in the United States as of June 30, 2016. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds will form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company will be $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. In July 2016, Chongqing Funds contributed $33.0 million to the JV Company. We expect the JV company to commence its initial production in the first half of fiscal 2018. Over the long term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings as well as drive meaningful improvements in working capital and capital expenditures.

During the fiscal year ended June 30, 2016, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, during the fourth quarter of fiscal year of 2016, we introduced Best-In-Class DrMOS-IV Power Modules with an EZPair™ package. The new device enables high power density voltage regulator solutions ideal for Notebook PCs, servers, and graphic cards applications. We also released 8 new products in the 60V MOSFET family. These products are designed for synchronous rectification in flyback converters, used in quick chargers for smart phones and other portable devices. Moreover, we launched a second generation of Constant On-Time (COT) buck converters which provides an effective solution for next generation computing chipsets that are pushing the limits of DC/DC converter size. In addition, we introduced our first 2.38 mOhm device for battery protection. This new device offers the best-in-class source-to-source on-resistance (Rsson), giving the battery protection circuit designer the lowest voltage drop and temperature rise in the protection circuit module. During the second quarter of fiscal year of 2016, we introduced the industry's first single n-channel 45V MOSFET with an ultra-low on-resistance of 1.15Ohms at 10V. This addition to our medium voltage product portfolio is designed to address a wide range of applications including secondary-side synchronous rectification in AC/DC and DC/DC converters, as well as industrial and motor drive applications. We also released AOC3864, a common-drain 20V dual n-channel MOSFET with an ultra-low on-resistance of 5.7mOhms at 4.5V. This new device offers the best approach in designing battery protection circuit modules, while providing a strong and reliable solution. In addition, we introduced the new generation of high efficiency PairFETs. The AOE6930 is an asymmetric package with integrated high-side and low-side MOSFETs. The product is designed with our latest silicon technology to optimize the conducting resistance and the switching characteristics of both MOSFETs in order to attain the highest efficiency over the whole output range when working as the power stage for a Vcore power supply circuit. The combination of AOS's XSFET™ technology in this new generation PairFET package, gives the device an extra advantage in thermal dissipation. Moreover, we released the AOZ3101, a high efficiency, simple-to-use synchronous buck regulator, with an operating input voltage range from 4.5V to 18V, supplying 2A of continuous current. The device offers a low on-resistant power stage in a thermally enhanced 3mm x 3mm DFN package, allowing cooler power conversion for a variety of consumer electronics application such as LCD TVs, set-top boxes, as well as DVD players and recorders. During the first quarter of fiscal year of 2016, we released AO4294, the latest addition to our family of high efficiency charging solutions. This new device is offered in an easy-to-use SO-8 package, which helps manufacturers keep the mounting cost low, while still getting the best efficiency and power dissipation possible. The AO4294 is an ideal solution for synchronours rectification in high efficiency chargers and adapters for mobile devices. We also released AOZ3053, a 5A EZBuck DC/DC regulator with smart mode adaption functions, available in a thermally enhanced exposed pad SO-8 package. The AOZ3053 is the first of this new smart platform, which allows for more thermally efficient DC/DC solutions for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies.

Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computer, or PC markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 38.5%, 47.1% and 45.2% of our total revenue for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Reclassifications and Correction of Immaterial Errors

Certain amounts previously reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report have been either reclassified to conform with current presentation or restated. For a complete overview on adjustments impacting Management's Discussion and Analysis of Financial Condition and Results of Operations, see footnote 1 of this report.
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2016, 2015 and 2014. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2016	2015	2014	2016	2015	2014
	(in thousands)			(% of revenue)
Revenue	$335,661	$327,935	$318,121	100.0%	100.0%	100.0%
Cost of goods sold (1)	269,839	267,453	259,050	80.4%	81.6%	81.4%
Gross profit	65,822	60,482	59,071	19.6%	18.4%	18.6%
Operating expenses:
Research and development (1)	26,006	27,075	24,409	7.7%	8.3%	7.7%
Selling, general and administrative (1)	37,874	37,625	34,554	11.3%	11.5%	10.9%
Impairment of long-lived assets	432	—	—	0.1%	—%	—%
Total operating expenses	64,312	64,700	58,963	19.1%	19.8%	18.6%
Operating income (loss)	1,510	(4,218)	108	0.5%	(1.4)%	—%
Interest income and other income (loss), net	(498)	533	(177)	(0.1)%	0.2%	(0.1)%
Interest expense	(23)	(181)	(266)	—%	(0.1)%	(0.1)%
Income (loss) before income taxes	989	(3,866)	(335)	0.4%	(1.3)%	(0.2)%
Income tax expense	4,021	3,897	2,769	1.2%	1.2%	0.9%
Net loss including noncontrolling interest	(3,032)	(7,763)	(3,104)	(0.8)%	(2.5)%	(1.1)%
Net loss attributable to noncontrolling interest	(104)	—	—	—%	—%	—%
Net loss attributable to Alpha and Omega Semiconductor Limited	$(2,928)	$(7,763)	$(3,104)	(0.8)%	(2.5)%	(1.1)%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2016	2015	2014	2016	2015	2014
	(in thousands)			(% of revenue)
Cost of goods sold	$636	$669	$614	0.2%	0.2%	0.2%
Research and development	1,115	779	786	0.3%	0.2%	0.2%
Selling, general and administrative	2,562	3,042	1,975	0.8%	0.9%	0.6%
	$4,313	$4,490	$3,375	1.3%	1.3%	1.0%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$252,063	$248,716	$246,033	$3,347	1.3%	$2,683	1.1%
Power IC	69,344	63,529	53,993	5,815	9.2%	9,536	17.7%
Packaging and testing services	14,254	15,690	18,095	(1,436)	(9.2)%	(2,405)	(13.3)%
	$335,661	$327,935	$318,121	$7,726	2.4%	$9,814	3.1%

Fiscal 2016 vs 2015

Total revenue was $335.7 million for fiscal year 2016, an increase of $7.7 million, or 2.4%, as compared to $327.9 million for fiscal year 2015. The increase consisted of $3.3 million and $5.8 million in sales of power discrete products and sales of power IC products, respectively, partially offset by a $1.4 million decrease in sales of packaging and testing services.

The increase in power discrete and power IC products was primarily due to an 7.8% increase in average selling price as compared to last year due to a shift in product mix, partially offset by a 4.3% decrease in unit shipments. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand as a result of the declining PC market. During fiscal year 2016, we accelerated the development of new technology platforms which allowed us to introduce 36 medium and high voltage MOSFET products, targeting primarily the power supply, industrial markets, and consumer, as well as 25 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 32 Power IC new products for consumer, industrial markets and computing applications.

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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$269,839	$267,453	$259,050	$2,386	0.9%	$8,403	3.2%
Percentage of revenue	80.4%	81.6%	81.4%

Gross profit	$65,822	$60,482	$59,071	$5,340	8.8%	$1,411	2.4%
Percentage of revenue	19.6%	18.4%	18.6%

Fiscal 2016 vs 2015

Cost of goods sold was $269.8 million for fiscal year 2016, an increase of $2.4 million, or 0.9%, as compared to $267.5 million for fiscal year 2015. The increase was primarily due to product mix, partially offset by decrease in unit shipments. The increase was partially offset by the overall manufacturing cost reduction as compared to last fiscal year. Gross margin increased by 1.2 percentage points to 19.6% for fiscal year 2016, as compared to 18.4% for fiscal year 2015. The increase in gross margin was primarily due to better product mix and higher factory utilization. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

Fiscal 2015 vs 2014

Cost of goods sold was $267.5 million for fiscal year 2015, an increase of $8.4 million, or 3.2%, as compared to $259.1 million for fiscal year 2014, primarily due to increased unit shipments. The increase was partially offset by overall manufacturing cost reduction due to continued cost control efforts and improved factory utilization in fiscal year 2015, as compared to fiscal year 2014. Gross margin decreased by 0.2 percentage points to 18.4% for fiscal year 2015, as compared to 18.6% for fiscal year 2014. The slight decrease in gross margin was primarily due to reduced average selling price as a result of price erosion, partially offset by the positive impact of improved factory utilization and continued cost reduction efforts during the fiscal year 2015.

Research and development expenses

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$26,006	$27,075	$24,409	$(1,069)	(3.9)%	$2,666	10.9%

Fiscal 2016 vs 2015

Research and development expenses were $26.0 million for fiscal year 2016, a decrease of $1.1 million, or 3.9%, as compared to $27.1 million for fiscal year 2015. The decrease was primarily attributable to a $0.8 million decrease in product prototyping engineering expenses as a result of reduced engineering activities, a $0.2 million decrease in employee travel expenses and a $0.1 million decrease in facilities related costs as a result of continued operational and cost control efforts. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. However, we expect that our research and development expenses will fluctuate from time to time.

Fiscal 2015 vs 2014

Research and development expenses were $27.1 million for fiscal year 2015, an increase of $2.7 million, or 10.9%, as compared to $24.4 million for fiscal year 2014. The increase was primarily attributable to a $3.4 million increase in product prototyping engineering expenses, partially offset by a $0.1 million decrease in employee compensation and benefit expenses primarily due to reduction of headcount and less bonus during fiscal year 2015, a $0.1 million decrease in depreciation and amortization expense as a result of increased fully depreciated assets, a $0.2 million decrease in facilities and utilities related costs primarily due to continued operational and cost control effort, and a $0.2 million decrease in legal and consulting expense due to reduced consulting activities.
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$37,874	$37,625	$34,554	$249	0.7%	$3,071	8.9%

Fiscal 2016 vs 2015

Selling, general and administrative expenses were $37.9 million for fiscal year 2016, an increase of $0.2 million, or 0.7%, as compared to $37.6 million for fiscal year 2015. The increase was primarily due to a $1.1 million increase in employee compensation and benefits expense as a result of increased headcount and higher bonus expenses during current fiscal year, as well as a $0.1 million of long term asset write-off, partially offset by a $0.5 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2016, and a $0.4 million decrease in legal expenses as a result of less legal consulting activities.
During the quarter ended June 30, 2016, we recognized $0.2 million of expenses related to our joint venture, including noncontrolling interest, in our general and administrative expenses in connection with outside profession services, travel and personnel and benefit related costs.

Fiscal 2015 vs 2014

Selling, general and administrative expenses were $37.6 million for fiscal year 2015, an increase of $3.1 million, or 8.9%, as compared to $34.6 million for fiscal year 2014. The increase was primarily due to a $1.8 million increase in employee compensation and benefits expense as a result of increased headcount during fiscal year 2015, a $1.1 million increase in share-based compensation expense primarily as a result of an increase of stock awards granted and a decrease of cancellation during the fiscal year 2015, and a $0.4 million in recovery of doubtful accounts in fiscal year 2014 as a result of continued effort in collection from a service customer. These increases were partially offset by a $0.3 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2015.

Impairment of long-lived assets

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of long-lived assets	$432	$—	$—	$432	100.0%	$—	—%

During the quarter ended December 31, 2015, we identified certain manufacturing equipments purchased for projects that were subsequently canceled. Because the equipments had no alternative uses, we recorded an asset impairment expense of approximately $0.4 million related to these equipments during the quarter ended December 31, 2015.

During the fourth quarter of fiscal year 2016 and 2015, we evaluated our amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeded the carrying value of the intangible assets and no impairment charge was recorded. During the same period, we also evaluated our goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded.
Interest income and other income (loss), net

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest income and other income (loss), net	$(498)	$533	$(177)	$(1,031)	(193.4)%	$710	(401.1)%

Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other in fiscal year 2016 as compared to fiscal year 2015 was primarily due to unrealized foreign exchange losses of $1.0 million mainly due to recent depreciation of USD against RMB. The increase in interest income and other in fiscal year 2015 as compared to fiscal year 2014 was primarily due to unrealized foreign exchange gains of $0.7 million mainly due to appreciation of USD against RMB.

Interest Expense

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense	$23	$181	$266	$(158)	(87.3)%	$(85)	(32.0)%

Interest expense was primarily related to bank borrowings. The decrease in interest expenses in fiscal year 2016 compared to fiscal year of 2015 was primarily due to decreases in bank borrowings related to the $20.0 million term loan obtained in May 2012 for our Oregon fab. The term loan was fully repaid in May 2015.

Income tax expense

	Year Ended June 30,			Change
	2016	2015	2014	2016		2015
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$4,021	$3,897	$2,769	$124	3.2%	$1,128	40.7%

Fiscal 2016 vs 2015

Income tax expense for fiscal years 2016 and 2015 was $4.0 million and $3.9 million, respectively. Income tax expense increased by $0.1 million, or 3.2%, in fiscal year 2016 as compared to fiscal year 2015 primarily due to the changes in the mix of earnings in various geographic jurisdictions as well as a decrease in the recognition of previously unrecognized tax benefits following the lapse of the applicable statue of limitations between the respective periods.

Fiscal 2015 vs 2014

Income tax expense for fiscal years 2015 and 2014 was $3.9 million and $2.8 million, respectively. Income tax expense increased by $1.1 million, or 40.7%, in fiscal year 2015 as compared to fiscal year 2014 primarily due to the changes in the mix of earnings in various geographic jurisdictions as well as a decrease in the recognition of previously unrecognized tax benefits following the lapse of the applicable statue of limitations between the respective periods.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. Currently, we primarily finance our operations and capital expenditures through funds generated from operations.

In March 2016, we entered into the JV agreement, which the Initial Capitalization will be $330.0 million. In July 2016, Chongqing Funds contributed $33.0 million to the JV Company. Within one year from June 30,2016, we expect to contribute $10.0 million cash, equipments and intangible assets. Over the long term, the JV Company expects to construct a 12-inch wafer fabrication facility by the Initial Capitalization.

In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company’s share repurchase program from approximately $17.8 million to $50.0 million. The repurchases were made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repuchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will enhance the value of our shares.

In June 2015, we commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of our outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015 we completed the Tender Offer in which we purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represent approximately 12.53% of the total number of the Company's common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 15, 2015. Immediately following the completion of the Tender Offer, approximately $18.2 million remained available under the share repurchase program.

During fiscal year 2016 we repurchased an aggregate of 4,695,499 shares from the open market under the Repurchase Trading Plan for a total cost of $41.8 million, at an average price of $8.90 per share, excluding fees and related expenses of $0.3 million. Since the inception of the program in 2010, we repurchased an aggregate of 5,723,093 shares from the open market under the Repurchase Trading Plan for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses of $0.3 million. No repurchased shares have been retired. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As of June 30, 2016, of the 5,723,093 repurchased shares, 71,803 shares with a weighted average repurchase price of $12.33 per share, were reissued at an average price of $4.28 per share for option exercises and vested restricted share units.

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

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.  As of June 30, 2016 and 2015, such restricted portion amounted to approximately $84.2 million and $86.8 million, or 34.8% and 31.4%, of our total consolidated net assets, respectively.

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
Cash and cash equivalents
As of June 30, 2016 and 2015, we had $87.8 million and $106.1 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $87.8 million and $106.1 million cash and cash equivalents, $59.6 million and $60.0 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$40,182	$27,669	$37,960
Net cash used in investing activities	(21,721)	(21,345)	(9,191)
Net cash used in financing activities	(36,686)	(17,980)	(3,397)
Effect of exchange rate changes on cash and cash equivalents	(86)	(47)	10
Net increase (decrease) in cash and cash equivalents	$(18,311)	$(11,703)	$25,382
Cash flows from operating activities

Net cash provided by operating activities of $40.2 million for fiscal year 2016 resulted primarily from net loss of $3.0 million, non-cash charges of $33.0 million and net change in assets and liabilities providing net cash of $10.2 million. The non-cash charges of $33.0 million included depreciation and amortization expenses of $27.3 million, share-based compensation expense of $4.3 million, net deferred income taxes of $0.9 million, loss on disposal of property and equipment of $0.1 million, and impairment of long-lived assets of $0.4 million. The net change in assets and liabilities providing net cash of $10.2 million was primarily due to $12.2 million decrease in accounts receivable due to timing of billings and collection of payments. $3.2 million increase in accrued and other liabilities, and $1.0 million increase in income taxes payable, partially offset by $4.7 million increase in inventories, $1.2 million decrease in accounts payable primarily due to timing of payment, and $0.5 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

Net cash provided by operating activities of $27.7 million for fiscal year 2015 resulted primarily from net loss of $7.8 million, non-cash charges of $32.5 million and net change in assets and liabilities providing net cash of $3.0 million. The non-cash charges of $32.5 million included depreciation and amortization expenses of $27.5 million, share-based compensation expense of $4.5 million, and net deferred income taxes of $0.8 million, partially offset by a $0.3 million of forgiveness of the loan from the State of Oregon and a $0.1 million of gain on disposal of property and equipment during the fiscal year 2015. The net change in assets and liabilities providing net cash of $3.0 million was primarily due to $2.4 million decrease in inventories as we reduced our inventories, $3.3 million increase in accounts payable primarily due to timing of payment, and $1.3 million increase in accrued and other liabilities, partially offset by $2.2 million increase in accounts receivable due to the timing of billings and collection of payments, $1.3 million decrease in income taxes payable, and $0.5 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

Net cash provided by operating activities of $38.0 million for fiscal year 2014 resulted primarily from net loss of $3.1 million, non-cash charges of $31.3 million and net change in assets and liabilities providing net cash of $9.8 million. The non-cash charges of $31.3 million included depreciation and amortization expenses of $27.9 million, share-based compensation expense of $3.4 million, and net deferred income taxes of $0.6 million, partially offset by allowance for doubtful account of $0.4 million and gain on disposal of property and equipment of $0.2 million during the fiscal year 2014. The net change in assets and liabilities providing net cash of $9.8 million was primarily due to $1.8 million decrease in inventories as we reduced our inventories, $2.1 million decrease in accounts receivable due to the timing of billings and collection of payments, $5.5 million increase in accounts payable primarily due to increase in inventory purchase and timing of payment, and $2.7 million increase in accrued and other liabilities primarily related to employee compensation and performance bonuses, partially offset by $0.9 million decrease in income taxes payable, and $1.4 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.
Cash flows from investing activities

Net cash used in investing activities of $21.7 million for the fiscal year 2016 was primarily attributable to $21.9 million purchase of property and equipment to increase our in-house production capacity.

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
Cash flows from financing activities

Net cash used in financing activities of $36.7 million for the fiscal year 2016 was primarily attributable to $42.1 million for repurchase of our common shares under the repurchase program, and $0.9 million in payment of capital lease obligations, and $1.0 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by a $7.4 million of proceeds from exercises of share options and issuance of shares under the ESPP.

Net cash used in financing activities of $18.0 million for the fiscal year 2015 was primarily attributable to $13.6 million of repayment to our borrowings, $5.8 million for repurchase of our common shares under the repurchase program, $0.5 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, and $1.1 million in payment of capital lease obligations, partially offset by a $3.0 million of proceeds from exercises of share options and issuance of shares under the ESPP.

Net cash used in financing activities of $3.4 million for the fiscal year 2014 was primarily attributable to $3.6 million of repayment to our borrowings, $0.9 million for repurchase of our common shares under the repurchase program, $0.3 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, and $1.3 million in payment of capital lease obligations, partially offset by a $2.7 million of proceeds from exercises of share options and issuance of shares under the ESPP.
Contractual Obligations
Our contractual obligations as of June 30, 2016 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Capital leases	$2,676	$892	$1,784	$—	$—
Operating leases	9,910	3,200	4,098	2,038	574
Capital commitments with respect to property and equipment	6,623	6,623	—	—	—
Purchase commitments with respect to inventories and research and development	39,637	39,637	—	—	—
Total contractual obligations	$58,846	$50,352	$5,882	$2,038	$574
As of June 30, 2016, we had recorded liabilities of $1.3 million for uncertain tax positions and $0.3 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Joint Venture Commitments

In March 2016, we executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Joint Venture is expected to commence its initial production in the first half of fiscal 2018. Under the Joint Venture agreement, the Company is required to contribute $10.0 million in cash, equipments and intangible assets within one year from June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2016, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $82.2 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
We determined the weighted average valuation assumptions as follows:

•
Expected term is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns. Starting July 2016, expected term will be estimated using the Company’s historical exercise behavior and expected future exercise behavior.

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

•
Volatility is estimated based on combining both the Company's historical volatility and the volatility of industry peers over a period equivalent to the expected term of the stock awards granted. Starting July 2016, the Company's publicly traded shares history will be solely used in estimating the volatility rate.

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

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold, would decrease or increase our current year's net earnings by $0.7 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2016. Net income per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2016	March 31, 2016		December 31, 2015		September 30, 2015
	(in thousands, except per share data)
Revenue	$91,410	$82,987		$79,825		$81,439
Gross profit	$19,470	$16,319		$14,972		$15,061
Operating income (loss)	$2,554	$(171)	(1)	$(273)	(1)	$(600)	(1)
Net income (loss)	$1,921	$(1,263)		$(1,611)		$(1,975)
Net income (loss) per share
Basic	$0.08	$(0.06)		$(0.07)		$(0.09)
Diluted	$0.08	$(0.06)		$(0.07)		$(0.09)

	Quarter Ended
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	(in thousands, except per share data)
Revenue	$81,472		$76,918		$81,328		$88,217
Gross profit	$14,316		$12,764		$15,242		$18,160
Operating loss	$(2,105)	(1)	$(3,521)	(1)	$(331)	(1)	$1,739	(1)
Net income (loss)	$(2,925)	(2)	$(4,105)	(2)	$(1,297)	(2)	$564	(2)
Net income (loss) per share
Basic	$(0.11)	(2)	$(0.16)		$(0.05)		$0.02
Diluted	$(0.11)	(2)	$(0.16)		$(0.05)		$0.02

(1)    In this Annual Report on Form 10-K, certain prior year financial information has been reclassified. The Company reclassified realized and unrealized foreign currency gains and losses from operating income (loss) to interest income and other income (loss), net. The reclassification resulted in an increase in operating loss of $122,000, a decrease in operating loss of $325,000 and a decrease in operating loss of $162,000 for the quarter ended March 31, 2016, December 31, 2015 and September 30, 2015, respectively. The reclassification also resulted in an increase in operating loss of $261,000, $137,000, $8,000 and a decrease in operating income of $21,000 for the quarter ended June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

(2)     In this Annual Report on Form 10-K, certain prior year financial information has been restated due to an accounting correction.  During the quarter ended March 31, 2016, the Company identified and recorded immaterial errors related to the fiscal years ended June 30, 2015, 2014 and 2013.  The immaterial errors resulted from overstatement of long-term deferred income tax liabilities and income tax expenses.  The overall impact of the errors on the Company's consolidated financial position and results of operations is not material and as such, previously filed Annual Reports on Form 10-K for the years affected by the errors have not been amended. The adjustments resulted in a decrease in net loss of $172,000 and a decrease in basic and diluted net loss per common share of $0.01 for the quarter ended June 30, 2015.

The following table present the effects of adjustments made to our previously reported consolidated quarterly financial information for the quarter ended June 30, 2015. For further information regarding these adjustment, see Note 1 of this Form 10-K.

	Quarter Ended June 30, 2015 (As previously reported)	Adjustment	Quarter Ended June 30, 2015 (As re-stated)
Revenue	$81,472	$—	$81,472
Gross profit	$14,316	$—	$14,316
Operating loss	$(1,844)	$—	$(2,105)
Net income (loss)	$(3,097)	$172	$(2,925)
Net income (loss) per share
Basic	$(0.12)	$0.01	$(0.11)
Diluted	$(0.12)	$0.01	$(0.11)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The effectiveness of the Company's internal control over financial reporting as of June 30, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alpha and Omega Semiconductor Limited and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016, and our report dated August 26, 2016 expressed an unqualified opinion on those consolidated financial statements and schedules.
/s/ GRANT THORNTON LLP
San Francisco, California
August 26, 2016

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2016 Proxy Statement”), no later than 120 days after the end of fiscal year 2016, and certain information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	96
Schedule II - Valuation and Qualifying accounts	101

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements take as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2016 expressed an opinion on the effectiveness of the Company’s internal controls over financial reporting.

/s/ GRANT THORNTON LLP
San Francisco, California
August 26, 2016

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$87,774	$106,085
Restricted cash	188	368
Accounts receivable, net	26,594	38,781
Inventories	68,848	64,175
Other current assets	4,526	4,279
Total current assets	187,930	213,688
Property, plant and equipment, net	116,084	119,579
Deferred income tax assets - long term	12,132	12,340
Other long-term assets	2,359	2,297
Total assets	$318,505	$347,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,718	$44,083
Accrued liabilities	22,590	19,225
Income taxes payable	2,356	1,372
Deferred margin	997	716
Capital leases	819	941
Total current liabilities	69,480	66,337
Income taxes payable - long term	1,577	1,601
Deferred income tax liabilities	2,973	2,310
Other long term liabilities	2,436	1,017
Total liabilities	76,466	71,265
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2016 and 2015	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 28,405 shares and 22,754 shares at June 30, 2016 and 27,314 shares and 26,316 shares at June 30, 2015	57	55
Treasury shares at cost; 5,651 shares at June 30, 2016 and 998 shares at June 30, 2015	(50,199)	(8,593)
Additional paid-in capital	191,444	181,040
Accumulated other comprehensive income	769	905
Retained earnings	100,071	103,232
Total Alpha and Omega Semiconductor Limited shareholders’ equity	242,142	276,639
Noncontrolling interest	(103)	—
Total equity	242,039	276,639
Total liabilities and equity	$318,505	$347,904

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2016	2015	2014
Revenue	$335,661	$327,935	$318,121
Cost of goods sold	269,839	267,453	259,050
Gross profit	65,822	60,482	59,071

Operating expenses:
Research and development	26,006	27,075	24,409
Selling, general and administrative	37,874	37,625	34,554
Impairment of long-lived assets	432	—	—
Total operating expenses	64,312	64,700	58,963
Operating income (loss)	1,510	(4,218)	108

Interest income and other income (loss), net	(498)	533	(177)
Interest expense	(23)	(181)	(266)
Income (loss) before income taxes	989	(3,866)	(335)
Income tax expense	4,021	3,897	2,769
Net loss including noncontrolling interest	(3,032)	(7,763)	(3,104)
Net loss attributable to noncontrolling interest	(104)	—	—
Net loss attributable to Alpha and Omega Semiconductor Limited	$(2,928)	$(7,763)	$(3,104)

Net loss per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.13)	$(0.29)	$(0.12)
Diluted	$(0.13)	$(0.29)	$(0.12)

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net loss per share:
Basic	22,452	26,429	25,952
Diluted	22,452	26,429	25,952

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended June 30,
	2016	2015	2014
Net loss including noncontrolling interest	$(3,032)	$(7,763)	$(3,104)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(135)	(128)	76
Comprehensive loss	(3,167)	(7,891)	(3,028)
Noncontrolling interest	(103)	—	—
Comprehensive loss attributable to Alpha and Omega Semiconductor Limited	$(3,064)	$(7,891)	$(3,028)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2013	—	$—	25,882	$51	(226)	$(2,054)	$168,352	$957	$114,294	$281,600	$—	$281,600
Exercise of common stock options and release of RSUs	—	—	552	1	—	—	1,098	—	—	1,099	—	1,099
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	6	83	—	—	(83)	—	—	—
Withholding tax on restricted stock units	—	—	(41)	—	—	—	(316)	—	—	(316)	—	(316)
Issuance of common shares under Employee Stock Purchase Plan	—	—	251	1	—	—	1,575	—	—	1,576	—	1,576
Repurchase of common shares under shares repurchase program	—	—	—	—	(120)	(918)	—	—	—	(918)	—	(918)
Share-based compensation expense	—	—	—	—	—	—	3,375	—	—	3,375	—	3,375
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(3,104)	(3,104)	—	(3,104)
Cumulative translation adjustment	—	—	—	—	—	—	—	76	—	76	—	76
Balance, June 30, 2014	—	—	26,644	53	(340)	(2,889)	174,084	1,033	111,107	283,388	—	283,388
Exercise of common stock options and release of RSUs	—	—	475	1	—	—	1,408	—	—	1,409	—	1,409
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	112	—	—	(112)	—	—	—
Withholding tax on restricted stock units	—	—	(61)	—	—	—	(539)	—	—	(539)	—	(539)
Issuance of common shares under Employee Stock Purchase Plan	—	—	256	1	—	—	1,597	—	—	1,598	—	1,598
Repurchase of common shares under shares repurchase program	—	—	—	—	(666)	(5,816)	—	—	—	(5,816)	—	(5,816)
Share-based compensation expense	—	—	—	—	—	—	4,490	—	—	4,490	—	4,490
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(7,763)	(7,763)	—	(7,763)
Cumulative translation adjustment	—	—	—	—	—	—	—	(128)	—	(128)	—	(128)
Balance, June 30, 2015	—	—	27,314	55	(998)	(8,593)	181,040	905	103,232	276,639	—	276,639
Exercise of common stock options and release of RSUs	—	—	926	1	—	—	5,329	—	—	5,330	—	5,330
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	42	475	—	—	(233)	242	—	242
Withholding tax on restricted stock units	—	—	(93)	—	—	—	(1,036)	—	—	(1,036)	—	(1,036)
Issuance of common shares under Employee Stock Purchase Plan	—	—	258	1	—	—	1,798	—	—	1,799	—	1,799
Repurchase of common shares under shares repurchase program	—	—	—	—	(4,695)	(42,081)	—	—	—	(42,081)	—	(42,081)
Share-based compensation expense	—	—	—	—	—	—	4,313	—	—	4,313	—	4,313
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(2,928)	(2,928)	(104)	(3,032)
Cumulative translation adjustment	—	—	—	—	—	—	—	(136)	—	(136)	1	(135)
Balance, June 30, 2016	—	$—	28,405	$57	(5,651)	$(50,199)	$191,444	$769	$100,071	$242,142	$(103)	$242,039

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities
Net loss including noncontrolling interest	$(3,032)	$(7,763)	$(3,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,303	27,547	27,876
Allowance for doubtful accounts	—	—	(363)
Share-based compensation expense	4,313	4,490	3,375
Deferred income taxes, net	871	785	574
(Gain) loss on disposal of property and equipment	95	(103)	(160)
Impairment of long-lived assets	432	—	—
Government grant via forgiven loan	—	(250)	—
Changes in assets and liabilities:
Accounts receivable	12,187	(2,247)	2,126
Inventories	(4,674)	2,386	1,779
Other current and long-term assets	(310)	(517)	(1,429)
Accounts payable	(1,162)	3,335	5,517
Income taxes payable	960	(1,276)	(916)
Accrued and other liabilities	3,199	1,282	2,685
Net cash provided by operating activities	40,182	27,669	37,960
Cash flows from investing activities
Purchase of property and equipment	(21,901)	(21,492)	(9,395)
Proceeds from sale of property and equipment	—	272	244
(Increase) decrease in restricted cash	180	(125)	(40)
Net cash used in investing activities	(21,721)	(21,345)	(9,191)
Cash flows from financing activities
Withholding tax on restricted stock units	(1,036)	(539)	(316)
Proceeds from exercise of stock options and ESPP	7,371	3,007	2,675
Payment for repurchase of common shares	(42,081)	(5,816)	(918)
Repayments of borrowings	—	(13,571)	(3,571)
Principal payments on capital leases	(940)	(1,061)	(1,267)
Net cash used in financing activities	(36,686)	(17,980)	(3,397)
Effect of exchange rate changes on cash and cash equivalents	(86)	(47)	10
Net increase (decrease) in cash and cash equivalents	(18,311)	(11,703)	25,382
Cash and cash equivalents at beginning of year	106,085	117,788	92,406
Cash and cash equivalents at end of year	$87,774	$106,085	$117,788

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$171	$304
Cash paid for income taxes	$3,139	$4,813	$2,585

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,711	$5,728	$3,390
Property and equipment acquired under capital leases	$2,449	$—	$1,921
Reissuance of Treasury Stock	$233	$112	$83

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
Basis of Preparation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a subsidiary in which it has a controlling interest after elimination of inter-company balances and transactions. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Correction of Errors

In this Annual Report on Form 10-K, certain prior year financial information has been restated due to an accounting correction.  During the quarter ended March 31, 2016, the Company identified and recorded immaterial errors related to the fiscal years ended June 30, 2015, 2014 and 2013.  The immaterial errors resulted from overstatement of long-term deferred income tax liabilities and income tax expenses.  The overall impact of the errors on the Company's consolidated financial position and results of operations is not material and as such, previously filed Annual Reports on Form 10-K for the years affected by the errors have not been amended.

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
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenues and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a significant majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations.
For the Company's subsidiaries which use the local currency as their functional currency, their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity.
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
Internal-use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs included employee costs incurred and fees paid to outside consultants for the software development and implementation. Internal developed software is amortized over its estimated useful life of five years starting from the date when it is ready for its intended use.
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the consolidated statements of operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied. The Company re-evaluates its intangible assets and goodwill for impairment during the fourth quarter of fiscal year. Goodwill is recorded in other long-term assets in the Company's consolidated balance sheets.
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
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. Intangible assets are recorded in other long-term assets in the Company's consolidated balance sheets.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contribution from the Chongqing funds and contributions of cash, equipments and intangible assets from the Company. The Company owns 51% and the Chongqing funds owns 49% of the equity interest of the Joint Venture. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.

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
The Company determined the weighted average valuation assumptions as follows:

•
Expected term is determined by using the historical data of industry peers as adjusted for expected changes in future exercise patterns. Starting July 2016, expected term will be estimated using the Company’s historical exercise behavior and expected future exercise behavior.

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

•
Volatility is estimated based on combining both the Company's historical volatility and the volatility of industry peers over a period equivalent to the expected term of the stock awards granted. Starting July 2016, the Company's publicly traded shares history will be solely used in estimating the volatility rate.

•	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.4 million, $0.5 million, and $0.3 million for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.
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
Risks and Uncertainties
The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees, the ability to successfully operate joint venture and ultimately to sustain profitable operations.
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
The Company transitioned from a fabless to a “fab-lite” business model by completing the acquisition of the Oregon fab on January 31, 2012. Under this model, the Company allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured 25.0% and 25.0% of the wafers used in the Company's products for the fiscal year ended June 30, 2016 and 2015, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely effected.

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectibility criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections. The effective date is consistent with the effective date of ASU 2014-09. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 clarify two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact the adoption of ASU 2016-10 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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
Impact of Recent Accounting Pronouncements Adoption

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, upon adoption, companies are required to classify all deferred tax assets and liabilities as non-current. The Company elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 and has made the necessary conforming reclassifications to the accompanying June 30, 2016 consolidated balance sheet and related footnote disclosures. The application of the provisions of ASU 2015-17 resulted in a $2.2 million reduction in current deferred tax assets, a $1.5 million increase in long-term deferred income tax assets and a $0.7 million reduction in non-current deferred income tax liabilities at June 30, 2015.

2. Net Income (loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited

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
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Year Ended June 30,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net loss attributable to Alpha and Omega Semiconductor Limited	$(2,928)	$(7,763)	$(3,104)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	22,452	26,429	25,952

Diluted:
Weighted average number of common shares used to compute diluted net loss per share	22,452	26,429	25,952

Net loss per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.13)	$(0.29)	$(0.12)
Diluted	$(0.13)	$(0.29)	$(0.12)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Employee stock options and RSUs	3,206	3,737	3,940
ESPP	414	380	601
Total potential dilutive securities	3,620	4,117	4,541

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2016	2015	2014
Customer A	23.8%	25.4%	21.6%
Customer B	37.2%	36.1%	43.1%
Customer C	12.3%	11.7%	11.6%

	June 30,
Percentage of accounts receivable	2016	2015
Customer A	21.3%	29.4%
Customer B	16.7%	27.7%
Customer C	27.2%	14.7%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2016	2015
	(in thousands)
Accounts receivable	$43,324	$58,249
Less: Allowance for price adjustments	(16,700)	(19,438)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$26,594	$38,781
Inventories

	June 30,
	2016	2015
	(in thousands)
Raw materials	$23,982	$19,423
Work in-process	32,446	31,269
Finished goods	12,420	13,483
	$68,848	$64,175
Property, plant and equipment, net

	June 30,
	2016	2015
	(in thousands)
Land	$4,877	$4,877
Building	4,323	4,243
Manufacturing machinery and equipment	193,164	172,467
Equipment and tooling	12,289	11,261
Computer equipment and software	23,448	20,602
Office furniture and equipment	1,822	1,762
Leasehold improvements	28,660	27,568
	268,583	242,780
Less accumulated depreciation	(168,687)	(141,883)
	99,896	100,897
Equipment and construction in progress	16,188	18,682
Property, plant and equipment, net	$116,084	$119,579
Total depreciation expense was $27.3 million, $27.4 million and $27.5 million for fiscal year 2016, 2015 and 2014, respectively.
The gross amount of computer software recorded under capital leases was $8.3 million and $5.8 million and the related accumulated depreciation was $5.6 million and $4.5 million, respectively, at June 30, 2016 and 2015.

The Company capitalized $0.2 million, $1.0 million and $1.1 million of software development costs for fiscal year 2016, 2015 and 2014, respectively. Amortization of capitalized software development costs was $0.6 million, $0.5 million and $0.4 million for fiscal year 2016, 2015 and 2014, respectively. Unamortized capitalized software development costs at June 30, 2016 and 2015 were $1.4 million and $1.8 million, respectively.

Impairment of long-lived assets, intangible assets, and goodwill

The Company re-evaluates its long-lived assets, intangible assets and goodwill for impairment during the fourth quarter of every fiscal year. During the fiscal year of 2016, the Company identified certain manufacturing equipments purchased for projects that were subsequently canceled. Because the equipments had no alternative uses, the Company recorded an asset impairment expense of approximately of $0.4 million related to these equipments. There was no impairment of long-lived assets for the fiscal year of 2015 and 2014. Also there was no indication of intangible assets and goodwill impairment for the fiscal year of 2016, 2015 and 2014.

 Other long-term assets

	June 30,
	2016	2015
	(in thousands)
Prepayments for property and equipment	$548	$692
Investment in a privately held company	100	100
Office leases deposits	1,427	1,215
Other	—	4
Intangible assets	15	17
Goodwill	269	269
	$2,359	$2,297

Intangible assets

	June 30,
	2016	2015
	(in thousands)
Patents and exclusive technology rights	$1,248	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	2,666	2,666
Less accumulated amortization	(2,651)	(2,649)
Intangible assets, net	$15	$17
Amortization expense for intangible assets was $2,000, $0.1 million and $0.4 million for the years ended June 30, 2016, 2015 and 2014, respectively.
Future minimum amortization expense of intangible assets is as follows (in thousand):

Year ending June 30,
2017	$2
2018	2
2019	2
2020	2
2021	2
Thereafter	5
$15

Goodwill

The changes in the carrying value of goodwill is as follows (in thousands):

(in thousands)
Balance at June 30, 2014	$269
Addition:	—
Balance at June 30, 2015	269
Addition:	—
Balance at June 30, 2016	$269
Accrued liabilities

	June 30,
	2016	2015
	(in thousands)
Accrued compensation and benefits	$10,211	$8,582
Warranty accrual	1,495	1,957
Stock rotation accrual	1,988	1,894
Accrued professional fees	1,867	1,402
Accrued inventory	918	697
Accrued facilities related expenses	1,544	1,367
Other accrued expenses	4,567	3,326
	$22,590	$19,225
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Beginning balance	$1,957	$1,346	$1,428
Addition	881	2,395	1,267
Utilization	(1,343)	(1,784)	(1,349)
Ending balance	$1,495	$1,957	$1,346
The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Beginning balance	$1,894	$1,645	$1,572
Addition	6,578	5,781	5,006
Utilization	(6,484)	(5,532)	(4,933)
Ending balance	$1,988	$1,894	$1,645

Deferred margin
Deferred margin consists of the following:

	June 30,
	2016	2015
	(in thousands)
Deferred revenue	$1,494	$1,104
Deferred costs	(497)	(388)
Deferred margin	$997	$716
Capital leases
Long-term capital leases were included in the other long term liabilities in the consolidated balance sheets. Capital lease liabilities as of June 30, 2016 and 2015 consisted of the following:

	June 30,
	2016	2015
	(in thousands)
Computer software	$2,449	$923
Exclusive technology rights	65	82
	2,514	1,005
Less current portion	(819)	(941)
Capital leases - long-term portion	$1,695	$64
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2016 are as follows (in thousand):

Year ending June 30,
2017	$892
2018	892
2019	892
Total minimum lease payments	2,676
Less amount representing interest	(162)
Total capital lease liabilities	$2,514

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

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which the Company and Chongqing Funds form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing funds and contributions of cash, equipments and intangible assets from the Company.  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  The Company owns 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. The Company expects the JV company to commence its initial production in the first half of fiscal 2018.

The Company began consolidating the expenses of the JV Company during the quarter ended June 30, 2016. The Company and the Chongqing Funds did not make any capital contributions to the JV Company as of June 30, 2016. Within one year from June 30, 2016, the Company is expected to contribute certain intangible assets, a portion of the packaging equipments currently being used in the Company's Shanghai facility, and cash of $10.0 million pursuant to the terms of the JV agreement. In July 2016, the Chongqing Funds contributed $33.0 million initial capital to the JV Company.

7. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2016.
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
During fiscal years 2016, 2015 and 2014, the Company repurchased an aggregate of 4,695,499 shares, 666,230 shares and 119,594 shares, respectively, from the open market for a total cost of approximately $41.8 million, $5.8 million and $0.9 million, excluding fees and related expenses, at an average price of $8.90, $8.70 and $7.66 per share, respectively.

As of June 30, 2016, the Company had repurchased an aggregate of 5,723,093 shares for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 71,803 shares with a weighted average repurchase price of $12.33 per share, were reissued at an average price of $4.28 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2016, $6.4 million remain available under the share repurchase program.
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's initial public offering, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2016 and 2015, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

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
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the 2009 Plan shall automatically increase in January each calendar year during the term of the 2009 Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 668,915 shares, 750,000 shares and 750,000 shares for the years ended June 30, 2016, 2015 and 2014, respectively. As of June 30, 2016, 2,527,000 shares were available for grant under the 2009 Plan.
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
A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant Date	Remaining
	Number of	Exercise Price	Fair Value	Contractual	Aggregate
	Shares	Per Share	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2013	3,593,854	$10.24		5.46
Granted	764,375	$7.49	$3.85
Exercised	(421,456)	$2.60			$2,222,155
Canceled or forfeited	(697,989)	$11.65
Outstanding at June 30, 2014	3,238,784	$10.28		5.79
Granted	10,000	$9.07	$4.42
Exercised	(269,861)	$5.22			$1,088,061
Canceled or forfeited	(142,706)	$10.08
Outstanding at June 30, 2015	2,836,217	$10.77		4.64
Granted	—	$—	$—
Exercised	(666,445)	$8.36			$1,746,173
Canceled or forfeited	(310,512)	$12.34
Outstanding at June 30, 2016	1,859,260	$11.37		4.71	$5,959,720
Options vested and expected to vest	1,840,261	$11.41		4.68	$5,839,323
Exercisable at June 30, 2016	1,595,992	$12.00		4.22	$4,296,568

The aggregate intrinsic value for options outstanding at June 30, 2016 in the table above is based on the Company’s common stock closing price on June 30, 2016.

Information with respect to stock options outstanding and exercisable as of June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.21 - $7.21	6,875	7.58	$7.21	6,875	$7.21
$7.44 - $7.44	436,147	7.71	$7.44	226,146	$7.44
$7.47 - $9.90	399,788	5.71	$8.84	346,521	$8.92
$10.22 - $13.00	646,450	2.55	$12.31	646,450	$12.31
$14.14 - $18.00	370,000	3.81	$17.20	370,000	$17.20
$7.21 - $18.00	1,859,260	4.71	$11.37	1,595,992	$12.00

The Company did not grant any stock options during the year ended June 30, 2016. The fair value of stock options granted during the years ended June 30, 2015 and 2014 were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year Ended June 30,
	2016	2015	2014
Volatility rate	—%	40.9% - 43.5%	46.9% - 49.2%
Risk-free interest rate	—%	1.6% - 1.8%	1.0% - 1.7%
Expected option life	—	5.5 years	5.5 years
Dividend yield	—%	—%	—%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2013	549,553	$9.50	1.87	$4,198,585
Granted	368,554	$7.54
Vested	(136,581)	$9.46
Forfeited	(125,152)	$9.54
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	493,622	$8.92
Vested	(213,180)	$8.65
Forfeited	(62,870)	$8.35
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	466,255	$11.28
Vested	(301,695)	$10.97
Forfeited	(105,443)	$8.85
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
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
The Company initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 167,229 shares, 192,000 shares and 192,000 shares for the years ended June 30, 2016, 2015 and 2014, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option valuation model with the following assumptions:

	Year Ended June 30,
	2016	2015	2014
Volatility rate	32.2% - 34.8%	31.4% - 50.0%	50.0%
Risk-free interest rate	0.3% - 0.9%	0.1% - 0.6%	0.1% - 0.4%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2016, 2015 and 2014 was $2.85, $2.80 and $2.89 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Cost of goods sold	$636	$669	$614
Research and development	1,115	779	786
Selling, general and administrative	2,562	3,042	1,975

	$4,313	$4,490	$3,375
Total unrecognized share-based compensation expense as of June 30, 2016 was $5.8 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S.. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2016.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The contribution rates for retirement are 7.7%, 13.0% to 20.0% and 6.0% for employees in the U.S., China and Taiwan, respectively. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2016	2015	2014
		(in thousands)
U.S. federal taxes:
Current	$152	$66	$(65)
Deferred	650	852	1,144
Non-U.S. taxes:
Current	3,382	3,059	2,316
Deferred	(169)	(15)	(608)
State taxes, net of federal benefit:
Current	6	(65)	(38)
Deferred	—	—	20

Total provision for income taxes	$4,021	$3,897	$2,769
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2016	2015	2014
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.4	1.2	2
Stock based compensation	(0.4)	0.4	3.2
Foreign taxes, net	440.3	(145.7)	(900.2)
Research and development credit	(69.3)	10	45.4
Non-deductible expenses	1.7	(0.7)	(8.7)
Other	(0.1)	—	(2.3)
	406.6%	(100.8)%	(826.6)%
The domestic and foreign components of income (loss) before taxes are:

	Year Ended June 30,
	2016	2015	2014
		(in thousands)
U.S. operations	$4,259	$4,614	$4,184
Non-U.S. operations	(3,270)	(8,480)	(4,519)
Income (loss) before income taxes	$989	$(3,866)	$(335)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,267	$1,915
Net operating loss carryforwards	67	81
Depreciation	10,345	11,079
Tax credits	6,069	5,171
Accruals and reserves	934	658
Total deferred tax assets	19,682	18,904
Valuation allowance	(2,894)	(2,700)
Total deferred tax assets, net of valuation allowance	16,788	16,204
Deferred tax liabilities:
Depreciation and amortization	(7,388)	(5,651)
Accruals and reserves	(241)	(523)
Total deferred tax liabilities	(7,629)	(6,174)
Net deferred tax assets	$9,159	$10,030
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2016	2015
	(in thousands)
Long-term deferred tax assets	$12,132	$12,340
Long-term deferred tax liabilities	(2,973)	(2,310)

Net deferred tax assets	$9,159	$10,030
At June 30, 2016 and 2015, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.
At June 30, 2016, the Company had federal tax credit carryforwards of approximately $3.0 million. The federal tax credits begin to expire in 2029, if not utilized. At June 30, 2016, the Company had no state net operating loss carryforwards and had tax credit carryforwards of approximately $4.6 million.  Approximately $0.2 million of the state tax credits begin to expire in 2018, if not utilized. The remaining $4.4 million of the state tax credits carryforward indefinitely.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2016, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $82.2 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2016, the Company had approximately $6.7 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2014 to June 30, 2016 is as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$6,412	$6,760	$7,668
Additions based on tax positions related to the current year	388	297	329
Additions (reductions) based on tax positions related to prior years	—	4	(18)
Reductions due to lapse of applicable statute of limitations	(57)	(649)	(1,219)

Balance at end of year	$6,743	$6,412	$6,760
At June 30, 2016, the total unrecognized tax benefits of $6.7 million included $5.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $1.3 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2016.
The total unrecognized tax benefits of $6.7 million at June 30, 2016 included $4.4 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.6 million reduction to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2016 was $0.3 million, of which $0.03 million was recognized in the year ended June 30, 2016. The amount of interest and penalties accrued at June 30, 2015 was $0.2 million, of which $(0.1) million was recognized in the year ended June 30, 2015.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2016 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2016 remain open to examination by foreign tax authorities.
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Hong Kong	$290,555	$277,825	$271,728
China	37,444	42,103	38,740
South Korea	1,960	2,253	3,033
United States	3,110	2,942	1,976
Other countries	2,592	2,812	2,644
	$335,661	$327,935	$318,121
The following is a summary of revenue by product type:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Power discrete	$252,063	$248,716	$246,033
Power IC	69,344	63,529	53,993
Packaging and testing services	14,254	15,690	18,095
	$335,661	$327,935	$318,121

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	June 30,
	2016	2015
	(in thousands)
China	$64,272	$71,618
United States	51,214	47,439
Other countries	598	522
	$116,084	$119,579

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2016 and 2015, such restricted portion amounted to approximately $84.2 million and $86.8 million, or 34.8% and 31.4%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2023. Rent expense related to the Company's operating leases was $3.5 million, $3.5 million and $3.4 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2016 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2017	$3,200
2018	2,249
2019	1,849
2020	1,484
2021	554
Thereafter	574
$9,910
Purchase commitments
As of June 30, 2016 and 2015, the Company had approximately $39.6 million and $29.2 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2016 and 2015, the Company had approximately $6.6 million and $3.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2016 and 2015.
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

Joint Venture

In March 2016, we executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Joint Venture is expected to commence its initial production in the first half of fiscal 2018. Under the Joint Venture agreement, the Company is required to contribute $10.0 million in cash, equipments and intangible assets within one year from June 30, 2016.

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

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,051	$17,397
Accounts receivable - Intercompany	13,385	39,004
Other current assets	268	291
Total current assets	21,704	56,692
Property, plant and equipments, net	1,308	1,786
Other long-term assets	100	100
Investment in subsidiaries	219,594	218,552
Total assets	$242,706	$277,130

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$667	$491
Total liabilities	667	491
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2016 and 2015	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; Issued and outstanding: 28,405 shares and 22,754 shares at June 30, 2016 and 27,314 shares and 26,316 shares at June 30, 2015	57	55
Treasury shares at cost; 5,651 shares at June 30, 2016 and 998 shares at June 30, 2015	(50,199)	(8,593)
Additional paid-in capital	191,444	181,040
Accumulated other comprehensive income	769	905
Retained earnings	100,071	103,232
Total Alpha and Omega Semiconductor Limited shareholder's equity	242,142	276,639
Noncontrolling interest	(103)	—
Total equity	242,039	276,639
Total liabilities and equity	$242,706	$277,130

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Revenue	$3,345	$3,332	$3,074
Cost of revenue	—	—	—
Gross profit	3,345	3,332	3,074

Operating expenses:
Selling, general and administrative	3,438	3,477	3,171
Total operating expenses	3,438	3,477	3,171
Operating loss	(93)	(145)	(97)

Interest income	7	7	6
Interest expense	—	(2)	(11)
Loss on equity investment in subsidiaries	(2,946)	(7,623)	(3,002)
Net loss including noncontrolling interest	(3,032)	(7,763)	(3,104)
Net loss attributable to noncontrolling interest	(104)	—	—
Net loss attributable to Alpha and Omega Semiconductor Limited	$(2,928)	$(7,763)	$(3,104)
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended June 30,
	2016	2015	2014
Net loss including noncontrolling interest	$(3,032)	$(7,763)	$(3,104)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(135)	(128)	76
Comprehensive loss	(3,167)	(7,891)	(3,028)
Noncontrolling interest	(103)	—	—
Comprehensive loss attributable to Alpha and Omega Semiconductor Limited	$(3,064)	$(7,891)	$(3,028)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(3,032)	$(7,763)	$(3,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	545	587	366
Share-based compensation expense	190	242	187
Equity in net loss of subsidiaries	2,946	7,623	3,002
Changes in working capital, net of impact of acquisition:
Accounts receivable - intercompany	25,620	15,664	(2,333)
Other current assets	23	26	(124)
Accounts payable and accrued liabilities	174	(101)	(191)
Net cash provided by (used in) operating activities	26,466	16,278	(2,197)
Cash flows from investing activities
Purchase of property and equipment	(67)	(625)	(919)
Net cash used in investing activities	(67)	(625)	(919)
Cash flows from financing activities
Withholding tax on restricted stock units	(1,036)	(539)	(316)
Proceeds from exercise of stock options and ESPP	7,371	3,007	2,675
Payment for repurchase of common shares	(42,080)	(5,816)	(918)
Principal payments on capital leases	—	(95)	(281)
Net cash provided by (used in) financing activities	(35,745)	(3,443)	1,160
Net increase (decrease) in cash and cash equivalents	(9,346)	12,210	(1,956)
Cash and cash equivalents at beginning of year	17,397	5,187	7,143
Cash and cash equivalents at end of year	$8,051	$17,397	$5,187

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
3. Commitments and contingencies

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Joint Venture is expected to commence its initial production in the first half of fiscal 2018. Under the Joint Venture agreement, the Company is required to contribute $10.0 million in cash, equipments and intangible assets within one year from June 30, 2016.
For a discussion of the Company’s commitments and contingencies, see Note 13 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2013	$752	$13,152	$2,127
Additions	—	64,987	268
Reductions	(722)	(63,576)	—

June 30, 2014	30	14,563	2,395
Additions	—	87,189	305
Reductions	—	(82,314)	—

June 30, 2015	30	19,438	2,700
Additions	—	90,967	194
Reductions	—	(93,705)	—
June 30, 2016	$30	$16,700	$2,894

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2016

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 26, 2016
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 26, 2016
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 26, 2016
Yueh-Se Ho, Ph.D.

/s/ ROBERT I. CHEN	Director	August 26, 2016
Robert I. Chen

/s/ MICHAEL L. PFEIFFER	Director	August 26, 2016
Michael L. Pfeiffer

/s/ KING OWYANG	Director	August 26, 2016
King Owyang

/s/ MICHAEL J. SALAMEH	Director	August 26, 2016
Michael J. Salameh

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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

10.26	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.27	Summary of Fiscal Year 2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)
10.28
Form of Director's Share Option Agreement under the Automatic Grant Program (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No: 001-34717)
filed with the Commission on November 6, 2013)

10.29
Amendment to Automatic Grant Program for Non-Employee Directors under the 2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)

10.30	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)
10.31	Summary of Fiscal Year 2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2014)

10.32
Separation Agreement, dated as of March 26, 2015, between the Company and Dr. Hamza Yilmaz (incorporated by reference to Exhibit 10.1 from Registration Statement on Form 8-K (File No. 001-34717) filed with the Commission on March 27, 2015)

10.33
Form of Consulting Agreement between Registrant and Tony Grizelj dated as of August 17, 2015 . (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 5, 2015)

10.34
Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited, dated as of March 29, 2016, between the Company, certain subsidiaries of the Company and Chongqing Funds (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2016)

10.35
Alpha and Omega Semiconductor Limited Calendar Year 2016 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2016)

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