Form 10-Q
period 2016-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2016-11-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2016: 23,295,656

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$118,774	$87,774
Restricted cash	225	188
Accounts receivable, net	27,059	26,594
Inventories	70,018	68,848
Other current assets	5,314	4,526
Total current assets	221,390	187,930
Property, plant and equipment, net	123,048	116,084
Deferred income tax assets - long term	5,486	12,132
Other long-term assets	10,642	2,359
Total assets	$360,566	$318,505
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,644	$42,718
Accrued liabilities	25,977	22,590
Income taxes payable	2,667	2,356
Deferred margin	1,003	997
Capital leases	801	819
Total current liabilities	69,092	69,480
Income taxes payable - long term	1,592	1,577
Deferred income tax liabilities	2,972	2,973
Capital leases - long term	1,496	1,695
Other long term liabilities	680	741
Total liabilities	75,832	76,466
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at September 30, 2016 and June 30, 2016	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 28,928 shares and 23,281 shares, respectively at September 30, 2016 and 28,405 shares and 22,754 shares, respectively at June 30, 2016	58	57
Treasury shares at cost, 5,647 shares at September 30, 2016 and 5,651 shares at June 30, 2016	(50,166)	(50,199)
Additional paid-in capital	198,615	191,444
Accumulated other comprehensive income	860	769
Retained earnings	103,368	100,071
Total Alpha and Omega Semiconductor Limited shareholder's equity	252,735	242,142
Noncontrolling interest	31,999	(103)
Total equity	284,734	242,039
Total liabilities and equity	$360,566	$318,505

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2016	2015
Revenue	$97,362	$81,439
Cost of goods sold	75,418	66,378
Gross profit	21,944	15,061
Operating expenses
Research and development	7,019	6,164
Selling, general and administrative	11,183	9,497
Total operating expenses	18,202	15,661
Operating income (loss)	3,742	(600)
Interest income and other income (loss), net	(49)	(151)
Interest expense	(26)	(10)
Net Income (loss) before income taxes	3,667	(761)
Income tax expense	1,237	1,214
Net income (loss) including noncontrolling interest	2,430	(1,975)
Net loss attributable to noncontrolling interest	(877)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,307	$(1,975)
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.14	$(0.09)
Diluted	$0.14	$(0.09)
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	23,031	22,698
Diluted	24,413	22,698

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2016	2015
Net income (loss) including noncontrolling interest	$2,430	$(1,975)
Other comprehensive income, net of tax
Foreign currency translation adjustment	70	(166)
Comprehensive income (loss)	2,500	(2,141)
Noncontrolling interest	(898)	—
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,398	$(2,141)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$2,430	$(1,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,503	6,895
Share-based compensation expense	1,316	789
Deferred income taxes, net	6,645	571
Gain on disposal of property and equipment	(377)	—
Changes in assets and liabilities:
Accounts receivable	(465)	1,583
Inventories	(1,170)	2,217
Other current and long-term assets	(5,690)	595
Accounts payable	(2,804)	(5,193)
Income taxes payable	327	389
Accrued and other liabilities	2,582	1,936
Net cash provided by operating activities	9,297	7,807
Cash flows from investing activities
Purchases of property and equipment	(17,374)	(6,002)
Proceeds from sale of property and equipment	417	—
(Increase) decrease in restricted cash	(37)	172
Net cash used in investing activities	(16,994)	(5,830)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	33,000	—
Withholding tax on restricted stock units	(132)	(51)
Proceeds from exercise of stock options	6,011	424
Payment for repurchases of common shares	—	(35,240)
Principal payments on capital leases	(215)	(227)
Net cash provided by (used in) financing activities	38,664	(35,094)
Effect of exchange rate changes on cash and cash equivalents	33	(100)
Net increase (decrease) in cash and cash equivalents	31,000	(33,217)
Cash and cash equivalents at beginning of period	87,774	106,085
Cash and cash equivalents at end of period	$118,774	$72,868

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,226	$4,472
Re-issuance of treasury stock	$10	$—

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The condensed consolidated balance sheet at June 30, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing Funds owns 49% of the equity interest of the Joint Venture. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.
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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods wihin annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-16 will have on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  Upon adoption, entities must apply the guidance retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,307	$(1,975)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,031	22,698
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	23,031	22,698
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,382	—
Weighted average number of common shares used to compute diluted net income (loss) per share	24,413	22,698
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.14	$(0.09)
Diluted	$0.14	$(0.09)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Employee stock options and RSUs	247	3,617
ESPP	—	188
Total potential dilutive securities	247	3,805

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2016	2015
Customer A	24.2%	23.1%
Customer B	36.5%	36.0%
Customer C	13.9%	14.3%

	September 30, 2016	June 30, 2016
Percentage of accounts receivable
Customer A	27.6%	21.3%
Customer B	6.9%	16.7%
Customer C	35.3%	27.2%

4. Balance Sheet Components
Accounts receivable:

	September 30, 2016	June 30, 2016
	(in thousands)
Accounts receivable	$46,104	$43,324
Less: Allowance for price adjustments	(19,015)	(16,700)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$27,059	$26,594

Inventories:

	September 30, 2016	June 30, 2016
	(in thousands)
Raw materials	$26,352	$23,982
Work in-process	31,345	32,446
Finished goods	12,321	12,420
	$70,018	$68,848

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	September 30, 2016	June 30, 2016
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,323
Manufacturing machinery and equipment	200,778	193,164
Equipment and tooling	13,118	12,289
Computer equipment and software	23,791	23,448
Office furniture and equipment	1,943	1,822
Leasehold improvements	28,825	28,660
	277,657	268,583
Less: Accumulated depreciation	(175,012)	(168,687)
	102,645	99,896
Equipment and construction in progress	20,403	16,188
Property, plant and equipment, net	$123,048	$116,084
Other long-term assets:

	September 30, 2016	June 30, 2016
	(in thousands)
Prepayments for property and equipment	$3,404	$506
Prepayment for others	204	42
Prepaid income tax	5,308	—
Investment in a privately held company	100	100
Office leases deposits	1,342	1,427
Intangible assets	15	15
Goodwill	269	269
	$10,642	$2,359
Accrued liabilities:

	September 30, 2016	June 30, 2016
	(in thousands)
Accrued compensation and benefit	$10,368	$10,211
Warranty accrual	2,938	1,495
Stock rotation accrual	2,015	1,988
Accrued professional fees	1,936	1,867
Accrued inventory	1,272	918
Accrued facilities related expenses	1,382	1,544
Other accrued expenses	6,066	4,567
	$25,977	$22,590

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Beginning balance	$1,495	$1,957
Additions	1,491	305
Utilization	(48)	(59)
Ending balance	$2,938	$2,203
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Beginning balance	$1,988	$1,894
Additions	1,626	1,510
Utilization	(1,599)	(1,494)
Ending balance	$2,015	$1,910
Other Long-term liabilities:

	September 30, 2016	June 30, 2016
	(in thousands)
Deferred rent	$680	$741

5. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipments and intangible assets from the Company.  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  The Company owns 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The Company expects the JV Company to commence its initial production in the first half of fiscal 2018.

The Company began consolidating the financial statements of the JV Company in the quarter ended June 30, 2016. During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and the Company fulfilled its obligation to contribute certain packaging equipments as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. Within one year from June 30, 2016, the Company expects to contribute certain intangible assets and cash of $10.0 million pursuant to the terms of the JV Agreement.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2016	$242,142	$(103)	$242,039
Contributions from noncontrolling interest	—	33,000	33,000
Exercise of common stock options and release of RSUs	5,988	—	5,988
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	23	—	23
Withholding tax on restricted stock units	(132)	—	(132)
Stock-based compensation expense	1,316	—	1,316
Net income (loss)	3,307	(877)	2,430
Cumulative translation adjustment	91	(21)	70
Balance, September 30, 2016	$252,735	$31,999	$284,734

6. Shareholders' Equity and Share-based Compensation
Share Repurchase

In April 2015, the Board of Directors approved an increase in the remaining available amount under the Company’s then effective share repurchase program from approximately $17.8 million to $50.0 million. The repurchases may be made from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions.

In July 2015, the Company completed a Dutch tender offer (the "Tender Offer") in which it purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board on April 15, 2015. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

During the three months ended September 30, 2016, the Company did not repurchased any shares pursuant to the repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 75,678 shares with a weighted average repurchase price of $12.14 per share, were reissued at an average price of $4.37 per share pursuant to option exercises and vested restricted share units. As of September 30, 2016, $6.4 million remained available under the share repurchase program.
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2016. Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's stock option activities for the three months ended September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2016	1,859,260	$11.37	4.71	$5,959,720
Granted	—	$—
Exercised	(503,236)	$11.95		$3,805,159
Canceled or forfeited	(75,000)	$13.43
Outstanding at September 30, 2016	1,281,024	$11.03	5.00	$13,693,937
Options vested and expected to vest	1,266,146	$11.07	4.97	$13,483,674
Exercisable at September 30, 2016	1,059,449	$11.75	4.49	$10,565,183
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	54,376	$19.33
Vested	(30,973)	$9.49
Forfeited	(12,575)	$11.9
Nonvested at September 30, 2016	943,891	$9.72	1.57	$20,501,313
RSUs vested and expected to vest	814,711		1.46	$17,695,533
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2016
Volatility rate	34.76%
Risk-free interest rate	0.4% - 0.8%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Cost of goods sold	$195	$131
Research and development	360	193
Selling, general and administrative	761	465
	$1,316	$789
As of September 30, 2016, total unrecognized compensation cost under the Company's equity plans was $5.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

7. Income Taxes
The Company recognized income tax expense of approximately $1.2 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. The estimated effective tax rate for the three months ended September 30, 2016 was 33.7% compared to (159.5)% for the three months ended September 30, 2015. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current quarter and the same period of last year.

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The Company recorded $6.6 million on both deferred tax assets and prepaid tax asset, which will be amortized to tax expense over the useful life of the assets. As of September 30, 2016, the prepaid tax asset was amortized down to $6.4 million, of which $1.1 million and $5.3 million were included in prepaid and other current assets and other long-term assets on the Company’s balance sheet, respectively.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2016 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2016 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2016, the gross amount of unrecognized tax benefits was approximately $6.8 million, of which $4.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of September 30, 2016. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Hong Kong	$82,835	$70,453
China	12,442	9,016
South Korea	366	658
United States	894	717
Other Countries	825	595
	$97,362	$81,439
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Power discrete	$71,428	$59,912
Power IC	22,998	17,514
Packaging and testing services	2,936	4,013
	$97,362	$81,439

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	September 30, 2016	June 30, 2016
	(in thousands)
China	$69,567	$64,272
United States	52,859	51,214
Other Countries	622	598
	$123,048	$116,084

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2016 and June 30, 2016, the Company had approximately $38.6 million and $39.6 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $6.2 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2016 and June 30, 2016.
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

The Joint Venture is expected to commence its initial packaging production in the first half of fiscal 2018. Within one year from June 30, 2016, the Company is expected to contribute cash of $10.0 million and certain intangible assets. Over the long term, the Joint Venture plans to construct a 12-inch wafer fabrication facility for the production of power semiconductors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “AOS,” the “Company,” “we,” “us” and “our” refer to Alpha and Omega Semiconductor Limited and its subsidiaries, except the JV Company.
This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on August 26, 2016.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,600 products, and has grown significantly with the introduction of over 90 new products during each of the fiscal years ended June 30, 2016, 2015 and 2014. During the three months ended September 30, 2016, we introduced an additional 24 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 635 patents and 198 patent applications in the United States as of September 30, 2016. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. During the quarter ended September 30, 2016, we recorded $0.9 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. We expect the JV Company to commence its initial production in the first half of fiscal 2018. Over the long term, the JV Company plans to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

During the three months ended September 30, 2016, we released AOZ5166QI-01, the high efficiency power modules which are fully compliant with Intel's DrMOS specifications. This new device enables high power density voltage regulator solutions ideal for servers, work stations, graphic cards and high-end desktop PC applications. We also announced the addition of AOK30B135W1 to its 1350V AlphaIGBT™ family. The new AOK30B135W1 has been optimized to deliver high performance by reducing switching loss in soft-switching home appliance applications such as induction cooking, rice cookers, and inverter-based microwave ovens. In addition, we introduced two new products based on its high efficiency XS-PairFET package and latest low voltage technology. The AOE6932 and AOE6936 are the newest extensions to the flagship device, AOE6930, that was released in 2015. Both products are newly optimized for enhanced driving and switching performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 35.9% and 46.0% of our total revenue for the three months ended September 30, 2016 and 2015, respectively. Since the beginning of calendar year 2013, we have experienced a significant global decline in the PC market due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

In response to this trend, we executed and continue to execute strategies to diversify our portfolio of products and expand into other market segments, including the consumer, communications and industrial market segments, and to improve gross margin and profit by implementing cost control measures. While making progress in reducing our reliance on the PC market, we continue to support our computing business and capitalize on opportunities with a more focused and competitive PC product strategy. As we develop and sell new products that serve more diversified markets, we expect sales based on the PC market, as a percentage of the total revenue to decline. If the rate of decline in the PC market is faster than our expectation, or if we cannot successfully diversify or introduce new products to offset the decline in the PC market, we may not be able to alleviate its negative impact on our operating results.

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab.  If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, we expect that in the long term our joint venture agreement with the Chongqing Funds will reduce our costs of manufacturing. However, our manufacturing costs may increase in the short term prior to the commencement of operation of the JV Company, because we may be required to incur additional costs to acquire packaging and testing capacity in order make up for the reduced capacity during the period in which we transfer and relocate our equipment from Shanghai to Chongqing.

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

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We expect our joint venture with the Chongqing Funds to commence operation in the first half of fiscal 2018, and we believe that the joint venture will increase and diversify our customer base, particularly in China, in the long term. However, there is no guarantee that the joint venture will commence timely or at all. Even if we are able to commence operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
Distributor ordering patterns, customer demand and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlook and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations than seasonality. Furthermore, our revenue may be impacted by the level of demand from our major customers due to factors outside of our control. If these major customers experience significant decline in the demand of their products, encounter difficulties or defects in their products, or otherwise fail to execute their sales and marketing strategies successfully, it may adversely affect our revenue and results of operations.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2016 and 2015. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(% of revenue)
Revenue	$97,362	$81,439	100.0%	100.0%
Cost of goods sold	75,418	66,378	77.5%	81.5%
Gross profit	21,944	15,061	22.5%	18.5%
Operating expenses
Research and development	7,019	6,164	7.2%	7.6%
Selling, general and administrative	11,183	9,497	11.5%	11.7%
Total operating expenses	18,202	15,661	18.7%	19.3%
Operating income (loss)	3,742	(600)	3.8%	(0.8)%
Interest income and other income (loss), net	(49)	(151)	(0.1)%	(0.2)%
Interest expense	(26)	(10)	—%	—%
Net Income (loss) before income taxes	3,667	(761)	3.7%	(1.0)%
Income tax expense	1,237	1,214	1.3%	1.5%
Net income (loss) including noncontrolling interest	2,430	(1,975)	2.4%	(2.5)%
Net loss attributable to noncontrolling interest	(877)	—	(0.9)%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,307	$(1,975)	3.3%	(2.5)%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(% of revenue)
Cost of goods sold	$195	$131	0.2%	0.2%
Research and development	360	193	0.4%	0.2%
Selling, general and administrative	761	465	0.8%	0.6%
Total	$1,316	$789	1.4%	1.0%

Three Months Ended September 30, 2016 and 2015
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$71,428	$59,912	$11,516	19.2%
Power IC	22,998	17,514	5,484	31.3%
Packaging and testing services	2,936	4,013	(1,077)	(26.8)%
	$97,362	$81,439	$15,923	19.6%

Total revenue was $97.4 million for the three months ended September 30, 2016, an increase of $15.9 million, or 19.6%, as compared to $81.4 million for the same quarter last year. The increase consisted of $11.5 million and $5.5 million in sales of power discrete products and power IC products, respectively, partially offset by a $1.1 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 2.8% increase in average selling price as compared to the same quarter last year due to a shift in product mix, as well as a 18.7% increase in unit shipments. The decrease in packaging and testing services revenue for the three months ended September 30, 2016 compared to the same quarter last year was primarily due to reduced demand as a result of the decline in PC market.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$75,418	$66,378	$9,040	13.6%
Percentage of revenue	77.5%	81.5%

Gross profit	$21,944	$15,061	$6,883	45.7%
Percentage of revenue	22.5%	18.5%

Cost of goods sold was $75.4 million for the three months ended September 30, 2016, an increase of $9.0 million, or 13.6%, as compared to $66.4 million for the same quarter last year. The increase was primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization as compared to the same quarter last year. Gross margin increased by 4.0% point to 22.5% for the three months ended September 30, 2016 as compared to 18.5% for the same quarter last year. The increase in gross margin was primarily due to increased average selling prices due to a shift in product mix and higher factory utilization during the three months ended September 30, 2016.
Research and development expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$7,019	$6,164	$855	13.9%
Research and development expenses were $7.0 million for the three months ended September 30, 2016, an increase of $0.9 million, or 13.9%, as compared to $6.2 million for the same quarter last year. The increase was primarily attributable to a $0.4 million increase in employee compensation and benefit expense primarily due to increased headcount and higher bonus expenses, a $0.2 million increase in product prototyping engineering expenses as a result of increased engineering activities, as well as a $0.2 million increase in share-based compensation expense as a result of a decrease in cancellation of stock options and award in the current quarter.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$11,183	$9,497	$1,686	17.8%
Selling, general and administrative expenses were $11.2 million for the three months ended September 30, 2016, an increase of $1.7 million, or 17.8%, as compared to $9.5 million for the same quarter last year. The increase was primarily attributable to a $1.0 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expenses, a $0.3 million increase in share-based compensation expense as a result of a decrease of cancellation in stock options and award, a $0.1 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, as well as a $0.1 million increase in marketing and commission expenses due to increased sales and marketing activities during the current quarter.
During the quarter ended September 30, 2016. we recognized $0.4 million of expenses related to our joint venture, including noncontrolling interest, in our general and administrative expenses in connection with personnel and benefit related costs, outside professional services and travel expenses.

Interest income and expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$(49)	$(151)	$102	(67.5)%
Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other during the three months ended September 30, 2016 as compared to the same quarter last year was primarily due to lower foreign exchange losses as a result of recent appreciation of USD against RMB, offset by higher interest income due to increase in average cash balances.
Income tax expense

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,237	$1,214	$23	1.9%

We recognized income tax expense of approximately $1.2 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively.
The income tax expense for the three months ended September 30, 2016 was slightly higher than the tax expense for the same quarter last year primarily due to the changes in the mix of earnings in various geographic jurisdictions between the current and same quarter of last year.
Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we financed our operations and capital expenditures primarily through funds generated from operations.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligation to contribute of certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. Pursuant to the JV Agreement, within one year from June 30, 2016, we expect to contribute certain intangible assets and cash of $10.0 million pursuant to the terms of the JV Agreement. Over the long term, the JV Company plans to construct a 12-inch wafer fabrication facility for the manufacturing or semiconductor products.

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

During the three months ended September 30, 2016, we did not repurchase any shares pursuant to the share repurchase program. Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of September 30, 2016, approximately $6.4 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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
Cash and cash equivalents
As of September 30, 2016 and June 30, 2016, we had $118.8 million and $87.8 million of cash and cash equivalents, including $77.7 million and $66.1 million were held by foreign subsidiaries, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$9,297	$7,807
Net cash used in investing activities	(16,994)	(5,830)
Net cash provided by (used in) financing activities	38,664	(35,094)
Effect of exchange rate changes on cash and cash equivalents	33	(100)

Net increase (decrease) in cash and cash equivalents	$31,000	$(33,217)

Cash flows from operating activities
Net cash provided by operating activities of $9.3 million for the three months ended September 30, 2016 resulted primarily from net income of $2.4 million and non-cash expenses of $14.1 million, offset by net changes in assets and liabilities of $7.2 million. The non-cash expenses of $14.1 million include a $6.5 million of depreciation and amortization expenses, a $1.3 million of share-based compensation expense, a $0.4 million of gain on disposal of property and equipment, and a $6.6 million of deferred income taxes. The net changes in assets and liabilities of $7.2 million were primarily due to a $0.5 million increase in accounts receivable from timing of billings and collection of payments, a $1.2 million increase in inventories, a $5.7 million increase in other current and long term assets due to increase in advance payments to vendors, and a $2.8 million decrease in accounts payable due to timing of payment, partially offset by a $0.3 million increase in income taxes payable and a $2.6 million increase in accrued and other liabilities.
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
Cash flows from investing activities

Net cash used in investing activities of $17.0 million for the three months ended September 30, 2016 was primarily attributable to $17.4 million purchases of property and equipment and land to increase our in-house production capacity and to support the Joint Venture Company, partially offset by $0.4 million proceeds from sale of certain equipment.
Net cash used in investing activities of $5.8 million for the three months ended September 30, 2015 was primarily attributable to $6.0 million purchase of property and equipment to increase our in-house production capacity, partially offset by $0.2 million decrease in restricted cash during the period.
Cash flows from financing activities
Net cash used in financing activities of $38.7 million for the three months ended September 30, 2016 was primarily attributable to $33.0 million proceeds from investment by noncontrolling interest and $6.0 million of proceeds from exercise of stock options, partially offset by $0.2 million in payment of capital lease obligations and $0.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
Net cash used in financing activities of $35.1 million for the three months ended September 30, 2015 was primarily attributable to $35.2 million for repurchase of common shares, including repurchases in the Dutch tender offer, and $0.2 million in payment of capital lease obligations, partially offset by $0.4 million of proceeds from exercise of stock options.
Capital expenditures

Capital expenditures were $17.4 million and $6.0 million for the three months ended September 30, 2016 and 2015, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab, and purchase of equipment and land in Chongqing for the Joint Venture Company, as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets and land to construct the fab for the Joint Venture Company and to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of September 30, 2016 and June 30, 2016, we had approximately $38.6 million and $39.6 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of September 30, 2016 and June 30, 2016, we had approximately $6.2 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
Joint Venture Commitments

In March 2016, we executed the JV Agreement with the Chongqing Funds to form a joint venture for the construction of a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Joint Venture is expected to commence its initial packaging production in the first half of fiscal 2018. Under the JV Agreement, we are required to contribute $10.0 million in cash and certain intangible assets within one year from June 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

There were no material changes in our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC on August 26, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC on August 26, 2016, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

During the three months ended September 30, 2016, we did not repurchase any shares under the share repurchase program.

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

November 7, 2016

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)