Form 10-K/A
period 2016-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2017-02-01
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Alpha and Omega Semiconductor Limited (the “Company”) for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2016 (the “Original 10-K”) is being filed solely for the purpose of adding the following disclosures in Item 9A on Part II of Form 10-K that were inadvertently omitted in the Original 10-K; (i) a description of the framework under which the management assessed the Company’s internal control over financial reporting; and (ii) an explicit statement of management’s conclusion that the Company’s internal control over financial reporting was effective.

Except as described above, or otherwise explicitly set forth herein, this Form 10-K/A does not modify or update the disclosures in the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. The Company also filed updated Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 to reflect the date of the filing of this Form 10-K/A.

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
Management's Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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

February 1, 2017

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
* Filed with this Annual Report on Form 10-K/A.
† Previously filed.
†† Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.