Form 10-Q
period 2016-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2017-02-09
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2017: 23,605,765

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended December 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$122,793	$87,774
Restricted cash	324	188
Accounts receivable, net	24,482	26,594
Inventories	70,239	68,848
Other current assets	5,762	4,526
Total current assets	223,600	187,930
Property, plant and equipment, net	122,686	116,084
Deferred income tax assets - long term	5,502	12,132
Other long-term assets	10,240	2,359
Total assets	$362,028	$318,505
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,010	$42,718
Accrued liabilities	25,099	22,590
Income taxes payable	2,583	2,356
Deferred margin	955	997
Capital leases	809	819
Total current liabilities	67,456	69,480
Income taxes payable - long term	1,608	1,577
Deferred income tax liabilities	2,924	2,973
Capital leases - long term	1,296	1,695
Other long term liabilities	623	741
Total liabilities	73,907	76,466
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at December 31, 2016 and June 30, 2016	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 29,214 shares and 23,594 shares, respectively at December 31, 2016 and 28,405 shares and 22,754 shares, respectively at June 30, 2016	58	57
Treasury shares at cost, 5,620 shares at December 31, 2016 and 5,651 shares at June 30, 2016	(49,934)	(50,199)
Additional paid-in capital	202,370	191,444
Accumulated other comprehensive income (loss)	(422)	769
Retained earnings	106,284	100,071
Total Alpha and Omega Semiconductor Limited shareholder's equity	258,356	242,142
Noncontrolling interest	29,765	(103)
Total equity	288,121	242,039
Total liabilities and equity	$362,028	$318,505

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$94,687	$79,825	$192,049	$161,264
Cost of goods sold	72,593	64,853	148,011	131,231
Gross profit	22,094	14,972	44,038	30,033
Operating expenses
Research and development	7,284	5,941	14,303	12,105
Selling, general and administrative	11,974	8,872	23,157	18,369
Impairment of long-lived assets	—	432	—	432
Total operating expenses	19,258	15,245	37,460	30,906
Operating income (loss)	2,836	(273)	6,578	(873)
Interest income and other income (loss), net	(70)	(316)	(119)	(467)
Interest expense	(24)	(7)	(50)	(17)
Net income (loss) before income taxes	2,742	(596)	6,409	(1,357)
Income tax expense	1,085	1,015	2,322	2,229
Net income (loss) including noncontrolling interest	1,657	(1,611)	4,087	(3,586)
Net loss attributable to noncontrolling interest	(1,190)	—	(2,067)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$2,847	$(1,611)	$6,154	$(3,586)
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.12	$(0.07)	$0.26	$(0.16)
Diluted	$0.11	$(0.07)	$0.25	$(0.16)
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	23,481	22,269	23,256	22,483
Diluted	24,977	22,269	24,695	22,483

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income (loss) including noncontrolling interest	$1,657	$(1,611)	$4,087	$(3,586)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(2,326)	11	(2,256)	(155)
Comprehensive income (loss)	(669)	(1,600)	1,831	(3,741)
Noncontrolling interest	(2,234)	—	(3,132)	—
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$1,565	$(1,600)	$4,963	$(3,741)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,087	$(3,586)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,263	13,778
Share-based compensation expense	2,870	1,874
Deferred income taxes, net	6,581	506
Gain on disposal of property and equipment	(370)	—
Impairment of long-lived assets	—	432
Changes in assets and liabilities:
Accounts receivable	2,112	12,727
Inventories	(1,391)	3,073
Other current and long-term assets	(7,032)	831
Accounts payable	(4,605)	(6,454)
Income taxes payable	257	364
Accrued and other liabilities	2,297	1,086
Net cash provided by operating activities	18,069	24,631
Cash flows from investing activities
Purchases of property and equipment	(23,740)	(10,770)
Proceeds from sale of property and equipment	411	—
(Increase) decrease in restricted cash	(135)	137
Net cash used in investing activities	(23,464)	(10,633)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	33,000	—
Withholding tax on restricted stock units	(348)	(189)
Proceeds from exercise of stock options and ESPP	8,729	2,772
Payment for repurchases of common shares	—	(40,257)
Principal payments on capital leases	(408)	(456)
Net cash provided by (used in) financing activities	40,973	(38,130)
Effect of exchange rate changes on cash and cash equivalents	(559)	(95)
Net increase (decrease) in cash and cash equivalents	35,019	(24,227)
Cash and cash equivalents at beginning of period	87,774	106,085
Cash and cash equivalents at end of period	$122,793	$81,858

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$5,153	$1,645
Re-issuance of treasury stock	$59	$43

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The condensed consolidated balance sheet at June 30, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contributions from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing Funds owns 49% of the equity interest of the Joint Venture. The financial statements of the Joint Venture are consolidated in the financial statements of the company because the Company has a controlling financial interest.
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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted and requires retrospective adoption.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods wihin annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-16 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  Upon adoption, entities must apply the guidance retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectibility criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections. The effective date is consistent with the effective date of ASU 2014-09. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on its consolidated financial statements. The Company does not plan to early adopt this standard.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact the adoption of ASU 2016-10 will have on its consolidated financial statements.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$2,847	$(1,611)	$6,154	$(3,586)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,481	22,269	23,256	22,483
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	23,481	22,269	23,256	22,483
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,496	—	1,439	—
Weighted average number of common shares used to compute diluted net income (loss) per share	24,977	22,269	24,695	22,483
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.12	$(0.07)	$0.26	$(0.16)
Diluted	$0.11	$(0.07)	$0.25	$(0.16)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Employee stock options and RSUs	—	3,299	123	3,458
ESPP	16	551	8	369
Total potential dilutive securities	16	3,850	131	3,827

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2016	2015	2016	2015
Customer A	27.0%	24.0%	25.6%	23.6%
Customer B	35.8%	39.6%	36.2%	37.8%
Customer C	10.7%	10.8%	12.3%	12.6%

	December 31, 2016	June 30, 2016
Percentage of accounts receivable
Customer A	35.8%	21.3%
Customer B	9.6%	16.7%
Customer C	24.7%	27.2%

4. Balance Sheet Components
Accounts receivable:

	December 31, 2016	June 30, 2016
	(in thousands)
Accounts receivable	$42,109	$43,324
Less: Allowance for price adjustments	(17,597)	(16,700)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$24,482	$26,594

Inventories:

	December 31, 2016	June 30, 2016
	(in thousands)
Raw materials	$25,622	$23,982
Work in-process	34,369	32,446
Finished goods	10,248	12,420
	$70,239	$68,848

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	December 31, 2016	June 30, 2016
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,323
Manufacturing machinery and equipment	201,425	193,164
Equipment and tooling	13,185	12,289
Computer equipment and software	23,921	23,448
Office furniture and equipment	1,943	1,822
Leasehold improvements	28,896	28,660
	278,572	268,583
Less: Accumulated depreciation	(179,760)	(168,687)
	98,812	99,896
Equipment and construction in progress	23,874	16,188
Property, plant and equipment, net	$122,686	$116,084
Other long-term assets:

	December 31, 2016	June 30, 2016
	(in thousands)
Prepayments for property and equipment	$2,087	$506
Prepayment for others	226	42
Prepaid income tax	4,998	—
Investment in a privately held company	100	100
Office leases deposits	2,546	1,427
Intangible assets	14	15
Goodwill	269	269
	$10,240	$2,359
Accrued liabilities:

	December 31, 2016	June 30, 2016
	(in thousands)
Accrued compensation and benefit	$13,457	$10,211
Warranty accrual	2,382	1,495
Stock rotation accrual	1,707	1,988
Accrued professional fees	1,741	1,867
Accrued inventory	448	918
Accrued facilities related expenses	1,269	1,544
Other accrued expenses	4,095	4,567
	$25,099	$22,590

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$1,495	$1,957
Additions	1,040	747
Utilization	(153)	(1,108)
Ending balance	$2,382	$1,596
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$1,988	$1,894
Additions	3,008	3,120
Utilization	(3,289)	(3,142)
Ending balance	$1,707	$1,872
Other Long-term liabilities:

	December 31, 2016	June 30, 2016
	(in thousands)
Deferred rent	$623	$741

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

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540,000,000, or approximately $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees (“Design Fees”) and $75,176,206 (RMB 520,474,948) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

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

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2016	$242,142	$(103)	$242,039
Contributions from noncontrolling interest	—	33,000	33,000
Exercise of common stock options and release of RSUs	7,239	—	7,239
Issuance of shares under ESPP	1,166	—	1,166
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	324	—	324
Withholding tax on restricted stock units	(348)	—	(348)
Stock-based compensation expense	2,870	—	2,870
Net income (loss)	6,154	(2,067)	4,087
Cumulative translation adjustment	(1,191)	(1,065)	(2,256)
Balance, December 31, 2016	$258,356	$29,765	$288,121

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

During the six months ended December 31, 2016, the Company did not repurchase any shares pursuant to the repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 103,003 shares with a weighted average repurchase price of $11.17 per share, were reissued at an average price of $6.13 per share pursuant to option exercises and vested restricted share units. As of December 31, 2016, $6.4 million remained available under the share repurchase program.

Shelf Registration

In January 2017, the Company filed a shelf registration statement on Form S-3/A with the U.S. Securities and Exchange Commission through which it may offer and sell from time to time shares of common shares, shares of preferred shares, debt securities or warrants to purchase shares of common shares or shares of preferred shares, or units. Under this shelf registration statement, it may sell any combination of the above described securities, in one or more offerings in amounts, at prices and on terms to be determined at the time of the offering for an aggregate offering price of up to $250.0 million.
Stock Options
The Company did not grant any stock options during the six months ended December 31, 2016. Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
The following table summarizes the Company's stock option activities for the six months ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2016	1,859,260	$11.37	4.71	$5,959,720
Granted	—	$—
Exercised	(637,406)	$11.87		$5,189,023
Canceled or forfeited	(90,000)	$12.63
Outstanding at December 31, 2016	1,131,854	$11.00	4.93	$11,625,154
Options vested and expected to vest	1,121,561	$11.03	4.91	$11,484,305
Exercisable at December 31, 2016	951,973	$11.65	4.50	$9,162,612
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	109,617	$20.18
Vested	(78,235)	$9.40
Forfeited	(18,725)	$10.94
Nonvested at December 31, 2016	945,720	$10.40	1.40	$20,115,464
RSUs vested and expected to vest	829,631		1.30	$17,646,257
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.
Employee Share Purchase Plan ("ESPP")

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2016
Volatility rate	39.09%
Risk-free interest rate	0.6% - 1.0%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of goods sold	$205	$157	$400	$288
Research and development	383	264	743	457
Selling, general and administrative	966	664	1,727	1,129
	$1,554	$1,085	$2,870	$1,874
As of December 31, 2016, total unrecognized compensation cost under the Company's equity plans was $5.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

7. Income Taxes
The Company recognized income tax expense of approximately $1.1 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively. The Company recognized income tax expense of approximately $2.3 million and $2.2 million for the six months ended December 31, 2016 and 2015, respectively. The estimated effective tax rate for the three months ended December 31, 2016 was 39.6% compared to (170.3)% for the three months ended December 31, 2015. The estimated effective tax rate for the six months ended December 31, 2016 was 36.2% compared to (164.3)% for the six months ended December 31, 2015. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current quarter and the same period of last year.

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The Company recorded $6.6 million on both deferred tax assets and prepaid tax asset, which is amortized to tax expense over the useful life of the assets. As of December 31, 2016, the prepaid tax asset was amortized down to $6.1 million, of which $1.1 million and $5.0 million were included in prepaid and other current assets and other long-term assets on the Company’s balance sheet, respectively.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2016 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2016 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2016, the gross amount of unrecognized tax benefits was approximately $6.9 million, of which $4.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of December 31, 2016. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Hong Kong	$78,253	$69,904	$161,088	$140,357
China	14,383	7,922	26,825	16,938
South Korea	393	442	759	1,100
United States	798	784	1,692	1,501
Other Countries	860	773	1,685	1,368
	$94,687	$79,825	$192,049	$161,264
The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Power discrete	$69,822	$59,392	$141,250	$119,305
Power IC	21,859	16,400	44,857	33,913
Packaging and testing services	3,006	4,033	5,942	8,046
	$94,687	$79,825	$192,049	$161,264

Long-lived assets, net consisting of property, plant and equipment, by geographical area are as follows:

	December 31, 2016	June 30, 2016
	(in thousands)
China	$68,639	$64,272
United States	53,432	51,214
Other Countries	615	598
	$122,686	$116,084

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of December 31, 2016 and June 30, 2016, the Company had approximately $25.9 million and $39.6 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $10.3 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2016 and June 30, 2016.
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

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is RMB 540,000,000, or $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees and $75,176,206 (RMB 520,474,948) of construction and procurement fees, including compliance with safety and aesthetic requirements.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,600 products, and has grown with the introduction of over 90 new products during each of the fiscal years ended June 30, 2016, 2015 and 2014. During the six months ended December 31, 2016, we introduced an additional 45 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 644 patents and 140 patent applications in the United States as of December 31, 2016. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. During the three months and six months ended December 31, 2016, we recorded $1.2 million and $2.1 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. We expect the JV Company to commence its initial production in the first half of fiscal 2018. Over the long term, the JV Company plans to construct a 12-

inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540,000,000, or approximately $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees (“Design Fees”) and $75,176,206 (RMB 520,474,948) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

During the second quarter of fiscal year of 2017, we released AOC3860, a common-drain 12V dual n-channel MOSFET with the lowest on-resistance in the product family of 2.15mOhm typical at 4.5V gate drive. This new device provides further improved source-to-source resistance, which is a critical factor for smart phone makers to achieve faster battery charge with a higher charging current. We also released AOK40B65H2AL, the introductory device in the new 650V H2-series IGBT family. The AOK40B65H2AL has been optimized to deliver high-speed switching performance by improving fast turn-off switching in applications such as welding machines, power factor correction and high switching converters. In addition, we released two new products in the 100V MOSFET family, AO4290A and AON6220. These products are designed for synchronous rectification for flyback converters, used in high-speed charger and PD adapters. Both parts are designed to be fully driven with 4.5V gate drive voltage. During the three months ended September 30, 2016, we released AOZ5166QI-01, the high efficiency power modules which are fully compliant with Intel's DrMOS specifications. This new device enables high power density voltage regulator solutions ideal for servers, work stations, graphic cards and high-end desktop PC applications. We also announced the addition of AOK30B135W1 to its 1350V AlphaIGBT™ family. The new AOK30B135W1 has been optimized to deliver high performance by reducing switching loss in soft-switching home appliance applications such as induction cooking, rice cookers, and inverter-based microwave ovens. In addition, we introduced two new products based on its high efficiency XS-PairFET package and latest low voltage technology. The AOE6932 and AOE6936 are the newest extensions to the flagship device, AOE6930, that was released in 2015. Both products are newly optimized for enhanced driving and switching performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 38.4% and 36.5% of our total revenue for the three months ended December 31, 2016 and 2015, respectively, and 37.2% and 41.3% for the six months ended December 31, 2016 and 2015, respectively. In the past, we have experienced a significant decline in the global PC market due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2016 and 2015. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$94,687	$79,825	100.0%	100.0%	$192,049	$161,264	100.0%	100.0%
Cost of goods sold	72,593	64,853	76.7%	81.2%	148,011	131,231	77.1%	81.4%
Gross profit	22,094	14,972	23.3%	18.8%	44,038	30,033	22.9%	18.6%
Operating expenses
Research and development	7,284	5,941	7.7%	7.4%	14,303	12,105	7.4%	7.5%
Selling, general and administrative	11,974	8,872	12.6%	11.1%	23,157	18,369	12.1%	11.4%
Impairment of long-lived assets	—	432	—%	0.5%	—	432	—%	0.3%
Total operating expenses	19,258	15,245	20.3%	19.0%	37,460	30,906	19.5%	19.2%
Operating income (loss)	2,836	(273)	3.0%	(0.2)%	6,578	(873)	3.4%	(0.6)%
Interest income and other income (loss), net	(70)	(316)	(0.1)%	(0.4)%	(119)	(467)	(0.1)%	(0.3)%
Interest expense	(24)	(7)	—%	—%	(50)	(17)	—%	—%
Net Income (loss) before income taxes	2,742	(596)	2.9%	(0.6)%	6,409	(1,357)	3.3%	(0.9)%
Income tax expense	1,085	1,015	1.1%	1.3%	2,322	2,229	1.2%	1.4%
Net income (loss) including noncontrolling interest	1,657	(1,611)	1.8%	(1.9)%	4,087	(3,586)	2.1%	(2.3)%
Net loss attributable to noncontrolling interest	(1,190)	—	(1.3)%	—%	(2,067)	—	(1.1)%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$2,847	$(1,611)	3.1%	(1.9)%	$6,154	$(3,586)	3.2%	(2.3)%

Share-based compensation expense was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$205	$157	0.2%	0.2%	$400	$288	0.2%	0.2%
Research and development	383	264	0.4%	0.3%	743	457	0.4%	0.3%
Selling, general and administrative	966	664	1.0%	0.8%	1,727	1,129	0.9%	0.7%
Total	$1,554	$1,085	1.6%	1.3%	$2,870	$1,874	1.5%	1.2%

Three And Six Months Ended December 31, 2016 and 2015
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$69,822	$59,392	$10,430	17.6%	$141,250	$119,305	$21,945	18.4%
Power IC	21,859	16,400	5,459	33.3%	44,857	33,913	10,944	32.3%
Packaging and testing services	3,006	4,033	(1,027)	(25.5)%	5,942	8,046	(2,104)	(26.1)%
	$94,687	$79,825	$14,862	18.6%	$192,049	$161,264	$30,785	19.1%

Total revenue was $94.7 million for the three months ended December 31, 2016, an increase of $14.9 million, or 18.6%, as compared to $79.8 million for the same quarter last year. The increase consisted of $10.4 million and $5.5 million in sales of power discrete products and power IC products, respectively, partially offset by a $1.0 million decrease in sales of packaging and testing services. The increase in power discrete and power IC product sales was primarily due to 30.3% increase in unit shipments, partially offset by a 7.1% decrease in average selling price as compared to the same quarter last year due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The decrease in packaging and testing services revenue for the three months ended December 31, 2016 compared to the same quarter last year was primarily due to softened demand.

Total revenue was $192.0 million for the six months ended December 31, 2016, an increase of $30.8 million, or 19.1%, as compared to $161.3 million for the same period last year. The increase primarily consisted of $21.9 million and 10.9 million in sales of power discrete products and power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 24.1% increase in unit shipments, partially offset by a 2.4% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets, partially offset by a shift in product mix. The decrease in revenue of packaging and testing services for the six months ended December 31, 2016 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$72,593	$64,853	$7,740	11.9%	$148,011	$131,231	$16,780	12.8%
Percentage of revenue	76.7%	81.2%			77.1%	81.4%

Gross profit	$22,094	$14,972	$7,122	47.6%	$44,038	$30,033	$14,005	46.6%
Percentage of revenue	23.3%	18.8%			22.9%	18.6%

Cost of goods sold was $72.6 million for the three months ended December 31, 2016, an increase of $7.7 million, or 11.9%, as compared to $64.9 million for the same quarter last year. The increase was primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization as compared to the same quarter last year. Gross margin increased by 4.5% point to 23.3% for the three months ended December 31, 2016 as compared to 18.8% for the same quarter last year. The increase in gross margin was primarily due to higher factory utilization partially offset by lower average selling prices during the three months ended December 31, 2016.

Cost of goods sold was $148.0 million for the six months ended December 31, 2016, an increase of $16.8 million, or 12.8%, as compared to $131.2 million for the same period last year, primarily due to increased unit shipments partially offset by overall manufacturing cost reduction due to higher factory utilization as compared to the same period last year. Gross margin increased by 4.3 percentage point to 22.9% for the six months ended December 31, 2016 as compared to 18.6% for the same period last year. The increase in gross margin was primarily due to higher factory utilization partially offset by lower average selling prices during the current period.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$7,284	$5,941	$1,343	22.6%	$14,303	$12,105	$2,198	18.2%
Research and development expenses were $7.3 million for the three months ended December 31, 2016, an increase of $1.3 million, or 22.6%, as compared to $5.9 million for the same quarter last year. The increase was primarily attributable to a $0.9 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses, a $0.3 million increase in product prototyping engineering expenses as a result of increased engineering activities, as well as a $0.1 million increase in share-based compensation expense as a result of an increase of stock awards granted in the current quarter.
Research and development expenses were $14.3 million for the six months ended December 31, 2016, an increase of $2.2 million, or 18.2%, as compared to $12.1 million for the same period last year. The increase was primarily attributable to a $1.3 million increase in employee compensation expenses mainly due to increased headcount and higher bonus expenses, a $0.7 million increase in product prototyping engineering expense as a result of increased engineering activities, as well as a $0.3 million increase in share-based compensation expense as a result of a decrease in cancellation of stock award during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$11,974	$8,872	$3,102	35.0%	$23,157	$18,369	$4,788	26.1%
Selling, general and administrative expenses were $12.0 million for the three months ended December 31, 2016, an increase of $3.1 million, or 35.0%, as compared to $8.9 million for the same quarter last year. The increase was primarily attributable to a $2.1 million increase in employee compensation and benefits expenses mainly due to increased headcount and higher bonus expenses, a $0.3 million increase in share-based compensation expense as a result of an increase of stock award granted, a $0.2 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, a $0.2 million increase in audit and tax consulting fees due to increased related consulting activities, as well as a $0.2 million increase in employee business expenses due to increased travel expenses during the current quarter.
During the three and six months ended December 31, 2016, we recognized $0.2 million and $0.6 million of expenses, respectively, related to our joint venture, including noncontrolling interest, in our general and administrative expenses in connection with personnel and benefit related costs, outside professional services, travel expenses and office supplies expenses.
Selling, general and administrative expenses were $23.2 million for the six months ended December 31, 2016, an increase of $4.8 million, or 26.1%, as compared to $18.4 million for the same quarter last year. The increase was primarily attributable to a $3.1 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expenses, a $0.6 million increase in share-based compensation expense as a result of a decrease of cancellation in stock award, a $0.4 million increase in employee business expenses due to increased travel expenses, a $0.3 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, as well as a $0.1 million increase in audit and tax consulting expenses due to increased related consulting activities during the current period as compared to the same period last year.
Impairment of long-lived assets

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Impairment of long-lived assets	$—	$432	$(432)	(100.0)%	$—	$432	$(432)	(100.0)%
During the quarter ended December 31, 2015, we identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment did not have values for other purposes, we recorded an asset impairment charge of approximately $0.4 million related to these equipment during the quarter ended December 31, 2015.
Interest income and expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$(70)	$(316)	$246	(77.8)%	$(119)	$(467)	$348	(74.5)%
Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other during the three and six months ended December 31, 2016 as compared to the same period last year was primarily due to lower foreign exchange losses as a result of recent appreciation of USD against RMB, offset by higher interest income due to increase in average cash balances.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2016	2015	Change		2016	2015	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,085	$1,015	$70	6.9%	$2,322	$2,229	$93	4.2%

We recognized income tax expense of approximately $1.1 million and $1.0 million for the three months ended December 31, 2016 and 2015, respectively. The income tax expense for the three months ended December 31, 2016 was slightly higher than the tax expense for the same quarter last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the current and same quarter of last year.
We recognized income tax expense of approximately $2.3 million and $2.2 million for the six months ended December 31, 2016 and 2015, respectively. The income tax expense for the six months ended December 31, 2016 was slightly higher than that for the same period last year primarily due to changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we financed our operations and capital expenditures primarily through funds generated from operations.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligation to contribute of certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. Pursuant to terms of the JV Agreement, within one year from June 30, 2016, we expect to contribute certain intangible assets and $10.0 million of cash pursuant to the terms of the JV Agreement. Over the long term, the JV Company plans to construct a 12-inch wafer fabrication facility for the manufacturing or semiconductor products.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. Assuming all of the specified milestones are achieved in accordance with the construction schedule, the JV Company expects to pay approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The actual payments may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

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

During the six months ended December 31, 2016, we did not repurchase any shares pursuant to the share repurchase program. Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of December 31, 2016, approximately $6.4 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

In January 2017, we filed a “universal” shelf registration statement on Form S-3/A with the U.S. Securities and Exchange Commission, through which we may offer and sell, from time to time, our securities up to an aggregate offering price of up to $250.0 million. We currently do not have any specific plan to utilize the shelf registration statement.

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
Cash and cash equivalents
As of December 31, 2016 and June 30, 2016, we had $122.8 million and $87.8 million of cash and cash equivalents, including $112.4 million and $66.1 million were held by foreign subsidiaries, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.

The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$18,069	$24,631
Net cash used in investing activities	(23,464)	(10,633)
Net cash provided by (used in) financing activities	40,973	(38,130)
Effect of exchange rate changes on cash and cash equivalents	(559)	(95)

Net increase (decrease) in cash and cash equivalents	$35,019	$(24,227)

Cash flows from operating activities
Net cash provided by operating activities of $18.1 million for the six months ended December 31, 2016 resulted primarily from net income of $4.1 million and non-cash expenses of $22.3 million, offset by net changes in assets and liabilities of $8.4 million. The non-cash expenses of $22.3 million include a $13.3 million of depreciation and amortization expenses, a $2.9 million of share-based compensation expense, a $0.4 million of gain on disposal of property and equipment, and a $6.6 million of deferred income taxes. The net changes in assets and liabilities of $8.4 million were primarily due to a $7.0 million increase in other current and long term assets due to increase in advance payments to vendors, a $4.6 million decrease in accounts payable due to timing of payment, a $1.4 million increase in inventories, partially offset by $2.1 million decrease in accounts receivable from timing of billings and collection of payments, a $2.3 million increase in accrued and other liabilities and $0.3 million increase in income taxes payable.
Net cash provided by operating activities of $24.6 million for the six months ended December 31, 2015 resulted primarily from net loss of $3.6 million, non-cash charges of $16.6 million, and net change in assets and liabilities providing net cash of $11.6 million. The non-cash charges of $16.6 million included a $13.8 million of depreciation and amortization expenses, a $1.9 million of share-based compensation expense, a $0.4 million of impairment of long-lived assets, and a $0.5 million of deferred income taxes. The net change in assets and liabilities providing net cash of $11.6 million was primarily due to a $12.7 million decrease in accounts receivable due to the timing of billings and collection of payments, a $3.1 million decrease in inventories as we reduced our inventories, a $1.1 million increase in accrued and other liabilities, a $0.8 million decrease in other current and long term assets primarily due to decrease in advance payments to vendors, and a $0.4 million increase in income taxes payable, partially offset by a $6.5 million decrease in accounts payable primarily due to timing of payment.
Cash flows from investing activities
Net cash used in investing activities of $23.5 million for the six months ended December 31, 2016 was primarily attributable to $23.7 million purchases of property and equipment and land to increase our in-house production capacity and to support the Joint Venture Company, as well as $0.1 million increase in restricted cash, partially offset by $0.4 million proceeds from sale of certain equipment.
Net cash used in investing activities of $10.6 million for the six months ended December 31, 2015 was primarily attributable to purchase of property and equipment of $10.8 million to increase our in-house production capacity, partially offset by $0.1 million decrease in restricted cash during the period.
Cash flows from financing activities
Net cash used in financing activities of $41.0 million for the six months ended December 31, 2016 was primarily attributable to $33.0 million proceeds from investment by noncontrolling interest and $8.7 million of proceeds from exercise of stock options and issuance of shares under the ESPP, partially offset by $0.4 million in payment of capital lease obligations and $0.3 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
Net cash used in financing activities of $38.1 million for the six months ended December 31, 2015 was primarily attributable to $40.3 million for repurchase of common shares, including repurchases in the Dutch tender offer, $0.5 million in payment of capital lease obligations and $0.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $2.8 million of proceeds from exercise of stock options and issuance of shares under the ESPP.

Capital expenditures

Capital expenditures were $23.7 million and $10.8 million for the six months ended December 31, 2016 and 2015, respectively. Our capital expenditures primarily consisted of purchases of equipment for our packaging and testing services and for our Oregon fab, and purchase of equipment and land in Chongqing for the Joint Venture Company, as well as for upgrading our operational and financial systems. The increase in capital expenditure was primarily due to the additional purchases of equipment and assets and land in connection with the JV Transaction and to improve our technology and support our new product introductions to fuel business growth.
Commitments
As of December 31, 2016 and June 30, 2016, we had approximately $25.9 million and $39.6 million, respectively, of outstanding purchase commitments consisted primarily of purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of December 31, 2016 and June 30, 2016, we had approximately $10.3 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
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

In January 2017, the JV company entered into an Engineering, Procurement and Construction Contract with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

Except EPC contract discussed above, there were no material changes in our contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2016, we did not repurchase any shares under the share repurchase program. As of December 31, 2016, approximately $6.4 million remained available under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On February 6, 2017, the Board of Directors of the Company approved a new form of indemnification agreement (the “Indemnification Agreement”), to be entered into with the Company’s directors and certain officers to be designated by the Board (each, an “Indemnitee”). The Indemnification Agreement clarifies and enhances the rights and obligations of the Company and the Indemnitee with respect to indemnification and advancement of expenses provided in the prior form of indemnification agreement and the Company’s bye-laws.

The Indemnification Agreement requires the Company, among other things, to indemnify the Indemnitee to the fullest extent authorized by the Companies Act of Bermuda, on the terms set forth in the agreement, against all expenses, liabilities and losses incurred or paid by the Indemnitee or on the Indemnitee’s behalf in connection with certain legal proceedings, including shareholder derivative law suits, by reason of the fact that the Indemnitee was a director, officer, employee of the Company or its subsidiaries, and to advance expenses incurred by the Indemnitee in defending any proceeding against the Indemnitee with respect to which the Indemnitee may be entitled to indemnification by the Company. The Indemnification Agreement also clarifies the standards of care that is applicable for indemnification, and provides certain exceptions to the Company’s obligations of indemnification. The Indemnification Agreement also specifies the substantive and procedural requirements for determining the indemnifiable amount payable by the Company. The foregoing description of the form of Indemnification Agreement is only a summary and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2017

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)