Form 10-Q
period 2017-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2017-05-04
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2017: 23,790,333

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$116,150	$87,774
Restricted cash	181	188
Accounts receivable, net	22,452	26,594
Inventories	73,349	68,848
Other current assets	4,948	4,526
Total current assets	217,080	187,930
Property, plant and equipment, net	117,335	116,084
Land use rights, net	8,737	—
Deferred income tax assets - long term	5,539	12,132
Other long term assets	21,522	2,359
Total assets	$370,213	$318,505
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,990	$42,718
Accrued liabilities	23,673	22,590
Income taxes payable	2,879	2,356
Deferred margin	713	997
Capital leases	820	819
Total current liabilities	73,075	69,480
Income taxes payable - long term	985	1,577
Deferred income tax liabilities	2,938	2,973
Capital leases - long term	1,071	1,695
Other long term liabilities	567	741
Total liabilities	78,636	76,466
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at March 31, 2017 and June 30, 2016	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 29,391 shares and 23,778 shares, respectively at March 31, 2017 and 28,405 shares and 22,754 shares, respectively at June 30, 2016	59	57
Treasury shares at cost, 5,613 shares at March 31, 2017 and 5,651 shares at June 30, 2016	(49,876)	(50,199)
Additional paid-in capital	202,739	191,444
Accumulated other comprehensive income	39	769
Retained earnings	109,788	100,071
Total Alpha and Omega Semiconductor Limited shareholder's equity	262,749	242,142
Noncontrolling interest	28,828	(103)
Total equity	291,577	242,039
Total liabilities and equity	$370,213	$318,505

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$93,281	$82,987	$285,330	$244,251
Cost of goods sold	70,584	66,668	218,595	197,899
Gross profit	22,697	16,319	66,735	46,352
Operating expenses
Research and development	7,625	6,924	21,928	19,029
Selling, general and administrative	12,067	9,566	35,224	27,935
Impairment of long-lived assets	—	—	—	432
Total operating expenses	19,692	16,490	57,152	47,396
Operating income (loss)	3,005	(171)	9,583	(1,044)
Interest income and other income (loss), net	(74)	132	(193)	(335)
Interest expense	(22)	(5)	(72)	(22)
Net income (loss) before income taxes	2,909	(44)	9,318	(1,401)
Income tax expense	523	1,219	2,845	3,448
Net income (loss) including noncontrolling interest	2,386	(1,263)	6,473	(4,849)
Net loss attributable to noncontrolling interest	(1,170)	—	(3,237)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,556	$(1,263)	$9,710	$(4,849)
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.15	$(0.06)	$0.42	$(0.22)
Diluted	$0.14	$(0.06)	$0.39	$(0.22)
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	23,675	22,232	23,396	22,400
Diluted	24,951	22,232	24,781	22,400

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income (loss) including noncontrolling interest	$2,386	$(1,263)	$6,473	$(4,849)
Other comprehensive income, net of tax
Foreign currency translation adjustment	693	22	(1,563)	(133)
Comprehensive income (loss)	3,079	(1,241)	4,910	(4,982)
Noncontrolling interest	(937)	—	(4,069)	—
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$4,016	$(1,241)	$8,979	$(4,982)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$6,473	$(4,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,148	20,705
Share-based compensation expense	4,585	3,047
Deferred income taxes, net	6,558	791
Gain on disposal of property and equipment	(444)	—
Impairment of long-lived assets	—	432
Changes in assets and liabilities:
Accounts receivable, net	4,142	6,745
Inventories	(4,501)	(3,736)
Other current and long-term assets	(6,134)	(2,453)
Accounts payable	(1,711)	2,285
Income taxes payable	(68)	327
Accrued and other liabilities	52	3,067
Net cash provided by operating activities	29,100	26,361
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(16,163)	(13,777)
Purchases of property and equipment in JV Company	(15,857)	—
Purchases of land use rights in JV Company	(8,737)	—
Proceeds from sale of property and equipment	602	—
Decrease in restricted cash	7	22
Net cash used in investing activities	(40,148)	(13,755)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	33,000	—
Withholding tax on restricted stock units	(1,915)	(948)
Proceeds from exercise of stock options and ESPP	8,958	4,050
Payment for repurchases of common shares	—	(42,080)
Principal payments on capital leases	(622)	(706)
Net cash provided by (used in) financing activities	39,421	(39,684)
Effect of exchange rate changes on cash and cash equivalents	3	(84)
Net increase (decrease) in cash and cash equivalents	28,376	(27,162)
Cash and cash equivalents at beginning of period	87,774	106,085
Cash and cash equivalents at end of period	$116,150	$78,923

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$9,620	$5,326
Re-issuance of treasury stock	$7	$164

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The condensed consolidated balance sheet at June 30, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contributions from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing Funds own 49% of the equity interest of the Joint Venture. The financial statements of the Joint Venture are consolidated in the accompanying financial statements of the Company because the Company has a controlling financial interest.
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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-16 will have on its consolidated financial statements.

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

In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections. The effective date is consistent with the effective date of ASU 2014-09. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,556	$(1,263)	$9,710	$(4,849)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,675	22,232	23,396	22,400
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	23,675	22,232	23,396	22,400
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,276	—	1,385	—
Weighted average number of common shares used to compute diluted net income (loss) per share	24,951	22,232	24,781	22,400
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.15	$(0.06)	$0.42	$(0.22)
Diluted	$0.14	$(0.06)	$0.39	$(0.22)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Employee stock options and RSUs	3	3,003	83	3,307
ESPP	20	416	12	385
Total potential dilutive securities	23	3,419	95	3,692

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2017	2016	2017	2016
Customer A	27.3%	24.8%	26.2%	24.0%
Customer B	36.6%	36.0%	36.3%	37.2%
Customer C	10.5%	12.9%	11.7%	12.7%

	March 31, 2017	June 30, 2016
Percentage of accounts receivable
Customer A	28.5%	21.3%
Customer B	10.1%	16.7%
Customer C	27.0%	27.2%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	March 31, 2017	June 30, 2016
	(in thousands)
Accounts receivable	$41,163	$43,324
Less: Allowance for price adjustments	(18,681)	(16,700)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$22,452	$26,594

Inventories:

	March 31, 2017	June 30, 2016
	(in thousands)
Raw materials	$29,022	$23,982
Work in-process	35,699	32,446
Finished goods	8,628	12,420
	$73,349	$68,848

Property, plant and equipment, net:

	March 31, 2017	June 30, 2016
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,323
Manufacturing machinery and equipment	207,745	193,164
Equipment and tooling	13,364	12,289
Computer equipment and software	24,113	23,448
Office furniture and equipment	1,979	1,822
Leasehold improvements	29,043	28,660
	285,446	268,583
Less: Accumulated depreciation	(187,144)	(168,687)
	98,302	99,896
Equipment and construction in progress	19,033	16,188
Property, plant and equipment, net	$117,335	$116,084

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Land use rights, net:

	March 31, 2017	June 30, 2016
	(in thousands)
Land use rights	$8,737	$—
Less: Accumulated depreciation	—	—
Land use rights, net	$8,737	$—
Other long-term assets:

	March 31, 2017	June 30, 2016
	(in thousands)
Prepayments for property and equipment	$13,453	$506
Prepayment for others	216	42
Prepaid income tax	4,687	—
Investment in a privately held company	100	100
Office leases deposits	527	388
Custom deposits	2,256	1,039
Intangible assets	14	15
Goodwill	269	269
	$21,522	$2,359
Accrued liabilities:

	March 31, 2017	June 30, 2016
	(in thousands)
Accrued compensation and benefit	$9,940	$10,211
Warranty accrual	1,872	1,495
Stock rotation accrual	1,712	1,988
Accrued professional fees	1,783	1,867
Accrued inventory	716	918
Accrued facilities related expenses	1,598	1,544
Other accrued expenses	6,052	4,567
	$23,673	$22,590
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$1,495	$1,957
Additions	898	803
Utilization	(521)	(1,164)
Ending balance	$1,872	$1,596

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$1,988	$1,894
Additions	3,986	4,643
Utilization	(4,262)	(4,481)
Ending balance	$1,712	$2,056
Other Long-term liabilities:

	March 31, 2017	June 30, 2016
	(in thousands)
Deferred rent	$567	$741

5. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipments and intangible assets from the Company.  The Initial Capitalization is expected to be completed in stages.  The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The Company expects the JV Company to commence its initial production in the second half of fiscal year ending June 30, 2018.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In September 2016, the JV Company paid approximately $8.7 million for land use rights to build the manufacturing facility. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.
As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540,000,000, or approximately $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees (“Design Fees”) and $75,176,206 (RMB 520,474,948) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of March 31, 2017, the JV Company paid approximately $11.9 million of down payment related to EPC Contract.

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

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2016	$242,142	$(103)	$242,039
Contributions from noncontrolling interest	—	33,000	33,000
Exercise of common stock options and release of RSUs	7,462	—	7,462
Issuance of shares under ESPP	1,166	—	1,166
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	330	—	330
Withholding tax on restricted stock units	(1,915)	—	(1,915)
Stock-based compensation expense	4,585	—	4,585
Net income (loss)	9,710	(3,237)	6,473
Cumulative translation adjustment	(731)	(832)	(1,563)
Balance, March 31, 2017	$262,749	$28,828	$291,577

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

During the nine months ended March 31, 2017, the Company did not repurchase any shares pursuant to the repurchase program.  Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market including shares purchased in the Tender Offer for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 110,153 shares with a weighted average repurchase price of $10.98 per share, were reissued at an average price of $5.79 per share pursuant to option exercises and vested restricted share units. As of March 31, 2017, $6.4 million remained available under the share repurchase program.
Stock Options
The Company did not grant any stock options during the nine months ended March 31, 2017. Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's stock option activities for the nine months ended March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2016	1,859,260	$11.37	4.71	$5,959,720
Granted	—	$—
Exercised	(657,469)	$11.85		$5,382,647
Canceled or forfeited	(112,500)	$12.72
Outstanding at March 31, 2017	1,089,291	$10.95	4.63	$6,932,190
Options vested and expected to vest	1,082,604	$10.97	4.62	$6,868,038
Exercisable at March 31, 2017	948,874	$11.45	4.33	$5,580,467
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	605,043	$18.10
Vested	(328,226)	$7.84
Forfeited	(21,725)	$12.38
Nonvested at March 31, 2017	1,188,155	$14.04	1.95	$20,424,384
RSUs vested and expected to vest	988,787		1.84	$16,997,248
The fair value of RSU is estimated based on the market price of the Company's share on the date of grant.

In March 2017, the Company granted certain performance-based RSUs (“PRSUs”) to its key personnel. The number shares of PRSU were determined based on the level of attainment of predetermined financial goals. The PRSU will vest in four equal annual installments from March 15, 2018 if certain predetermined financial goals were met. The Company recorded approximately $68,000 of expenses for these PRSUs in the three and nine months ended March 31, 2017 based on 170,000 PRSU grants.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2017
Volatility rate	39.09%
Risk-free interest rate	0.6% - 1.0%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of goods sold	$222	$187	$622	$475
Research and development	395	309	1,138	766
Selling, general and administrative	1,098	677	2,825	1,806
	$1,715	$1,173	$4,585	$3,047
As of March 31, 2017, total unrecognized compensation cost under the Company's equity plans was $10.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.

7. Income Taxes
The Company recognized income tax expense of approximately $0.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognized income tax expense of approximately $2.8 million and $3.4 million for the nine months ended March 31, 2017 and 2016, respectively. The estimated effective tax rate for the three months ended March 31, 2017 was 18.0% compared to (2,770.5)% for the three months ended March 31, 2016. The estimated effective tax rate for the nine months ended March 31, 2017 was 30.5% compared to (246.1)% for the nine months ended March 31, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current quarter and the same period of last year.

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which is amortized to tax expense over the useful life of the assets. As of March 31, 2017, the prepaid tax asset was amortized down to $5.8 million, of which $1.1 million and $4.7 million were included in prepaid and other current assets and other long-term assets on the Company’s balance sheet, respectively.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2016 remain open to examination by U.S. federal and state tax authorities. The tax years 2009 to 2016 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2017, the gross amount of unrecognized tax benefits was approximately $6.4 million, of which $4.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of March 31, 2017. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Hong Kong	$75,785	$71,684	$236,873	$212,041
China	15,334	9,520	42,159	26,458
South Korea	294	504	1,053	1,604
United States	1,075	726	2,767	2,227
Other Countries	793	553	2,478	1,921
	$93,281	$82,987	$285,330	$244,251
The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Power discrete	$70,794	$63,464	$212,044	$182,769
Power IC	19,309	16,251	64,166	50,164
Packaging and testing services	3,178	3,272	9,120	11,318
	$93,281	$82,987	$285,330	$244,251

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	March 31, 2017	June 30, 2016
	(in thousands)
China	$68,528	$64,272
United States	56,875	51,214
Other Countries	669	598
	$126,072	$116,084

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies
Purchase Commitments
As of March 31, 2017 and June 30, 2016, the Company had approximately $31.2 million and $39.6 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $11.1 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2017 and June 30, 2016.
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

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing Funds own 49% of the equity interest of the Joint Venture. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.

The Joint Venture is expected to commence its initial packaging production in the second half of fiscal year ending June 30, 2018. Within one year from June 30, 2016, the Company is expected to contribute cash of $10.0 million and certain intangible assets. The Joint Venture plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited, effective as of January 10, 2017 (the "Effective Date"). The total price payable by the JV Company under the EPC Contract is RMB 540,000,000, or $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees and $75,176,206 (RMB 520,474,948) of construction and procurement fees, including compliance with safety and aesthetic requirements.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,600 products, and has grown with the introduction of over 90 new products during each of the fiscal years ended June 30, 2016, 2015 and 2014. During the nine months ended March 31, 2017, we introduced an additional 64 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 673 patents and 135 patent applications in the United States as of March 31, 2017. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”).  The Initial Capitalization is expected to be completed in stages.  During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. During the three months and nine months ended March 31, 2017, we recorded $1.2 million and $3.2 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. We expect the JV Company to commence its initial production in the second half of fiscal year ending June 30, 2018. The JV Company plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540,000,000, or approximately $77,996,360 based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2,820,154 (RMB 19,525,052) of design fees (“Design Fees”) and $75,176,206 (RMB 520,474,948) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of March 31, 2017, the JV Company paid approximately $11.9 million of down payment related to EPC Contract.

During the third quarter of fiscal year of 2017, we introduced AOZ5038QI, the highly versatile latest generation of power modules. The AOZ5038QI integrates a dual gate driver and two optimized MOSFETs in a 31-pin 5mm x 5mm QFN package to produce a high-power and high-efficiency power stage for synchronous step-down applications. It enables high power density-voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. We also released intelligent power module, IPM5 series. Its compact size is optimized to deliver excellent efficiency and ruggedness. The IPM5 is a reliable module system designed with AlphaIGBT™ technology integrated with high functional gate driver ICs, and high-density package technology for applications such as refrigerators, washing machines, and fan motors. During the second quarter of fiscal year of 2017, we released AOC3860, a common-drain 12V dual n-channel MOSFET with the lowest on-resistance in the product family of 2.15mOhm typical at 4.5V gate drive. This new device provides further improved source-to-source resistance, which is a critical factor for smart phone makers to achieve faster battery charge with a higher charging current. We also released AOK40B65H2AL, the introductory device in the new 650V H2-series IGBT family. The AOK40B65H2AL has been optimized to deliver high-speed switching performance by improving fast turn-off switching in applications such as welding machines, power factor correction and high switching converters. In addition, we released two new products in the 100V MOSFET family, AO4290A and AON6220. These products are designed for synchronous rectification for flyback converters, used in high-speed charger and PD adapters. Both parts are designed to be fully driven with 4.5V gate drive voltage. During the first quarter of fiscal year of 2017, we released AOZ5166QI-01, the high efficiency power modules which are fully compliant with Intel's DrMOS specifications. This new device enables high power density voltage regulator solutions ideal for servers, work stations, graphic cards and high-end desktop PC applications. We also announced the addition of AOK30B135W1 to its 1350V AlphaIGBT™ family. The new AOK30B135W1 has been optimized to deliver high performance by reducing switching loss in soft-switching home appliance applications such as induction cooking, rice cookers, and inverter-based microwave ovens. In addition, we introduced two new products based on its high efficiency XS-PairFET package and latest low voltage technology. The AOE6932 and AOE6936 are the newest extensions to the flagship device, AOE6930, that was released in 2015. Both products are newly optimized for enhanced driving and switching performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 41.1% and 36.4% of our total revenue for the three months ended March 31, 2017 and 2016, respectively, and 38.5% and 39.6% for the the nine months ended March 31, 2017 and 2016, respectively. In the past, we have experienced a significant decline in the global and regional PC market due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We expect our joint venture with the Chongqing Funds to commence operation in the second half of fiscal year ending June 30, 2018, and we believe that the joint venture will increase and diversify our customer base, particularly in China, in the long term. However, there is no guarantee that the joint venture will commence timely or at all. Even if we are able to commence operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which is amortized to tax expense over the useful life of the assets. As of March 31, 2017, the prepaid tax asset was amortized down to $5.8 million, of which $1.1 million and $4.7 million were included in prepaid and other current assets and other long-term assets on the Company’s balance sheet, respectively.
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2017 and 2016. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$93,281	$82,987	100.0%	100.0%	$285,330	$244,251	100.0%	100.0%
Cost of goods sold	70,584	66,668	75.7%	80.3%	218,595	197,899	76.6%	81.0%
Gross profit	22,697	16,319	24.3%	19.7%	66,735	46,352	23.4%	19.0%
Operating expenses
Research and development	7,625	6,924	8.2%	8.3%	21,928	19,029	7.7%	7.8%
Selling, general and administrative	12,067	9,566	12.9%	11.5%	35,224	27,935	12.3%	11.4%
Impairment of long-lived assets	—	—	—%	—%	—	432	—%	0.2%
Total operating expenses	19,692	16,490	21.1%	19.8%	57,152	47,396	20.0%	19.4%
Operating income (loss)	3,005	(171)	3.2%	(0.1)%	9,583	(1,044)	3.4%	(0.4)%
Interest income and other income (loss), net	(74)	132	(0.1)%	0.2%	(193)	(335)	(0.1)%	(0.1)%
Interest expense	(22)	(5)	—%	—%	(72)	(22)	—%	—%
Net Income (loss) before income taxes	2,909	(44)	3.1%	(0.1)%	9,318	(1,401)	3.3%	(0.6)%
Income tax expense	523	1,219	0.6%	1.5%	2,845	3,448	1.0%	1.4%
Net income (loss) including noncontrolling interest	2,386	(1,263)	2.5%	(1.6)%	6,473	(4,849)	2.3%	(2.0)%
Net loss attributable to noncontrolling interest	(1,170)	—	(1.3)%	—%	(3,237)	—	(1.1)%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$3,556	$(1,263)	3.8%	(1.6)%	$9,710	$(4,849)	3.4%	(2.0)%
Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$222	$187	0.2%	0.2%	$622	$475	0.2%	0.2%
Research and development	395	309	0.4%	0.4%	1,138	766	0.4%	0.3%
Selling, general and administrative	1,098	677	1.2%	0.8%	2,825	1,806	1.0%	0.7%
Total	$1,715	$1,173	1.8%	1.4%	$4,585	$3,047	1.6%	1.2%

Three And Nine Months Ended March 31, 2017 and 2016
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$70,794	$63,464	$7,330	11.5%	$212,044	$182,769	$29,275	16.0%
Power IC	19,309	16,251	3,058	18.8%	64,166	50,164	14,002	27.9%
Packaging and testing services	3,178	3,272	(94)	(2.9)%	9,120	11,318	(2,198)	(19.4)%
	$93,281	$82,987	$10,294	12.4%	$285,330	$244,251	$41,079	16.8%

Total revenue was $93.3 million for the three months ended March 31, 2017, an increase of $10.3 million, or 12.4%, as compared to $83.0 million for the same quarter last year. The increase consisted of $7.3 million and $3.1 million in sales of power discrete products and power IC products, respectively, partially offset by a $0.1 million decrease in sales of packaging and testing services. The increase in power discrete and power IC product sales was primarily due to a 17.8% increase in unit shipments, partially offset by a 4.1% decrease in average selling price as compared to the same quarter last year due to selling price erosion in the computing and consumer markets and to a lesser extent, a shift in product mix. The revenue of packaging and testing services revenue for the three months ended March 31, 2017 remained flat as compared to the same quarter last year.

Total revenue was $285.3 million for the nine months ended March 31, 2017, an increase of $41.1 million, or 16.8%, as compared to $244.3 million for the same period last year. The increase primarily consisted of $29.3 million and 14.0 million in sales of power discrete products and power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 22.0% increase in unit shipments, partially offset by a 3.0% decrease in average selling price as compared to the same period of last year mainly due to selling price erosion in the computing and consumer markets, partially offset by a shift in product mix. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2017 as compared to the same period last year was primarily due to reduced demand as a result of the declining PC markets.

Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$70,584	$66,668	$3,916	5.9%	$218,595	$197,899	$20,696	10.5%
Percentage of revenue	75.7%	80.3%			76.6%	81.0%

Gross profit	$22,697	$16,319	$6,378	39.1%	$66,735	$46,352	$20,383	44.0%
Percentage of revenue	24.3%	19.7%			23.4%	19.0%

Cost of goods sold was $70.6 million for the three months ended March 31, 2017, an increase of $3.9 million, or 5.9%, as compared to $66.7 million for the same quarter last year. The increase was primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization as compared to the same quarter last year. Gross margin increased by 4.6 percentage point to 24.3% for the three months ended March 31, 2017 as compared to 19.7% for the same quarter last year. The increase in gross margin was primarily due to better product mix and higher factory utilization partially offset by lower average selling prices during the three months ended March 31, 2017.

Cost of goods sold was $218.6 million for the nine months ended March 31, 2017, an increase of $20.7 million, or 10.5%, as compared to $197.9 million for the same period last year, primarily due to increased unit shipments partially offset by overall manufacturing cost reduction due to higher factory utilization as compared to the same period last year. Gross margin increased by 4.4 percentage point to 23.4% for the nine months ended March 31, 2017 as compared to 19.0% for the same period last year. The increase in gross margin was primarily due to higher factory utilization partially offset by lower average selling prices during the nine months ended March 31, 2017.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$7,625	$6,924	$701	10.1%	$21,928	$19,029	$2,899	15.2%
Research and development expenses were $7.6 million for the three months ended March 31, 2017, an increase of $0.7 million, or 10.1%, as compared to $6.9 million for the same quarter last year. The increase was primarily attributable to a $0.7 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses in the current quarter.
Research and development expenses were $21.9 million for the nine months ended March 31, 2017, an increase of $2.9 million, or 15.2%, as compared to $19.0 million for the same period last year. The increase was primarily attributable to a $1.9 million increase in employee compensation expenses mainly due to increased headcount and higher bonus expenses, a $0.7 million increase in product prototyping engineering expense as a result of increased engineering activities, as well as a $0.4 million increase in share-based compensation expense as a result of an increase of stock awards granted during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$12,067	$9,566	$2,501	26.1%	$35,224	$27,935	$7,289	26.1%
Selling, general and administrative expenses were $12.1 million for the three months ended March 31, 2017, an increase of $2.5 million, or 26.1%, as compared to $9.6 million for the same quarter last year. The increase was primarily attributable to a $1.6 million increase in employee compensation and benefit expenses mainly due to increased headcount and higher bonus expenses, a $0.4 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.2 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, a $0.1 million increase in audit and tax consulting fees due to increased consulting activities, as well as a $0.1 million increase in employee business expenses due to increased travel expenses during the current quarter.
Selling, general and administrative expenses were $35.2 million for the nine months ended March 31, 2017, an increase of $7.3 million, or 26.1%, as compared to $27.9 million for the nine months ended March 31, 2016. The increase was primarily attributable to a $4.7 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expenses, a $1.0 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.5 million increase in employee business expenses due to increased travel expenses, a $0.5 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, as well as a $0.2 million increase in audit and tax consulting expenses due to increased related consulting activities during the current period as compared to the same period last year.
Impairment of long-lived assets

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Impairment of long-lived assets	$—	$432	$(432)	(100.0)%	$—	$432	$(432)	(100.0)%
During the quarter ended December 31, 2015, we identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment did not have values for other purposes, we recorded an asset impairment charge of approximately $0.4 million related to these equipment during the quarter ended December 31, 2015.

Interest income and others, net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$(74)	$132	$(206)	(156.1)%	$(193)	$(335)	$142	(42.4)%
Interest income and others, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and others, net during the three months ended March 31, 2017 as compared to the same quarter last year was primarily due to higher foreign exchange losses as a result of recent depreciation of USD against RMB, offset by higher interest income due to increase in average cash balances. The increase in interest income and others, net during the nine months ended March 31, 2017 as compared to the same period last year was primarily due to higher interest income as a result of an increase in average cash balances.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$523	$1,219	$(696)	(57.1)%	$2,845	$3,448	$(603)	(17.5)%

We recognized income tax expense of approximately $0.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The income tax expense for the three months ended March 31, 2017 was lower than the tax expense for the same quarter last year primarily due to a reduction in our uncertain tax positions, partially offset by changes in the mix of earnings in various geographic jurisdictions between the current and same quarter of last year.
We recognized income tax expense of approximately $2.8 million and $3.4 million for the nine months ended March 31, 2017 and 2016, respectively. The income tax expense for the nine months ended March 31, 2017 was lower than that for the same period last year primarily due to a reduction in our uncertain tax positions, partially offset by changes in the mix of earnings in various geographic jurisdictions between the current and same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we finance our operations and capital expenditures primarily through funds generated from operations.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligation to contribute of certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. Pursuant to terms of the JV Agreement, within one year from June 30, 2016, we expect to contribute certain intangible assets and $10.0 million of cash pursuant to the terms of the JV Agreement. The JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. Assuming all of the specified milestones are achieved in accordance with the construction schedule, the JV Company expects to pay approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The actual payments may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of March 31, 2017, the JV Company paid approximately $11.9 million of down payment related to EPC Contract.

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

During the nine months ended March 31, 2017, we did not repurchase any shares pursuant to the share repurchase program. Since the inception of the program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market including shares purchased in the Tender Offer for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of March 31, 2017, approximately $6.4 million remained available under the share repurchase program. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

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
Cash and cash equivalents
As of March 31, 2017 and June 30, 2016, we had $116.2 million and $87.8 million of cash and cash equivalents, including $72.0 million and $66.1 million that were held by foreign subsidiaries, respectively. Our cash and cash equivalents primarily consisted of cash on hand and short-term bank deposits with original maturities of three months or less.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$29,100	$26,361
Net cash used in investing activities	(40,148)	(13,755)
Net cash provided by (used in) financing activities	39,421	(39,684)
Effect of exchange rate changes on cash and cash equivalents	3	(84)

Net increase (decrease) in cash and cash equivalents	$28,376	$(27,162)

Cash flows from operating activities
Net cash provided by operating activities of $29.1 million for the nine months ended March 31, 2017 resulted primarily from net income of $6.5 million and non-cash expenses of $30.8 million, offset by net changes in assets and liabilities of $8.2 million. The non-cash expenses of $30.8 million included a $20.1 million of depreciation and amortization expenses, a $4.6 million of share-based compensation expense, a $0.4 million of gain on disposal of property and equipment, and a $6.6 million of deferred income taxes. The net changes in assets and liabilities of $8.2 million were primarily due to a $4.5 million increase in inventories, a $6.1 million increase in other current and long term assets due to increase in advance payments to vendors, a $1.7 million decrease in accounts payable due to timing of payment, partially offset by $4.1 million decrease in accounts receivable from timing of billings and collection of payments.
Net cash provided by operating activities of $26.4 million for the nine months ended March 31, 2016 reflected our net loss of $4.8 million, offset by non-cash expenses of $25.0 million and net changes in assets and liabilities of $6.2 million. The non-cash expenses of $25.0 million included $20.7 million of depreciation and amortization expenses, $3.0 million of share-based compensation expense, $0.4 million of impairment of long-lived assets, and $0.8 million of deferred income taxes. The net changes in assets and liabilities of $6.2 million were primarily due to $6.7 million decrease in accounts receivable from timing of billings and collection of payments, $2.3 million increase in accounts payable due to timing of payment, $0.3 million increase in income taxes payable, and $3.1 million increase in accrued and other liabilities, partially offset by a $3.7 million increase in inventories as well as a $2.5 million increase in other current and long term assets due to increase in advance payments to vendors.
Cash flows from investing activities
Net cash used in investing activities of $40.1 million for the nine months ended March 31, 2017 was primarily attributable to $32.0 million purchases of property and equipment, including $15.9 million purchase in the Joint Venture Company, and $8.7 million of land use rights to increase our in-house production capacity and to support the Joint Venture Company, partially offset by $0.6 million proceeds from the sale of certain equipment.
Net cash used in investing activities of $13.8 million for the nine months ended March 31, 2016 was primarily attributable to purchases of property and equipment to increase our in-house production capacity during the period.
Cash flows from financing activities
Net cash used in financing activities of $39.4 million for the nine months ended March 31, 2017 was primarily attributable to $33.0 million proceeds from investment by noncontrolling interest, and $9.0 million of proceeds from exercise of stock options and issuance of shares under the ESPP, partially offset by $0.6 million in payment of capital lease obligations and $1.9 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Capital expenditures

Capital expenditures were $40.8 million and $13.8 million for the nine months ended March 31, 2017 and 2016, respectively. The increase in capital expenditure was primarily due to approximately $11.9 million down payment related to the EPC contract, the additional purchase of equipment and assets, and payments for land use rights in connection with the JV Transaction, and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consists of purchases of equipment for our packaging and testing services and for our Oregon fab, and purchases of equipment and land use rights in Chongqing for the Joint Venture Company, as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction.
Commitments
As of March 31, 2017 and June 30, 2016, we had approximately $31.2 million and $39.6 million, respectively, of outstanding purchase commitments consisted primarily of purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of March 31, 2017 and June 30, 2016, we had approximately $11.1 million and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
Joint Venture Commitments

In March 2016, we executed the JV Agreement with the Chongqing Funds to form a joint venture for the construction of a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. During the quarter ended September 30, 2016, the Chongqing Funds contributed $33.0 million of initial capital in cash and we fulfilled our obligation to contribute certain packaging equipments as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The Joint Venture is expected to commence its initial packaging production in the second half of fiscal year ending June 30, 2018. Under the JV Agreement, we are required to contribute $10.0 million in cash and certain intangible assets within one year from June 30, 2016.

In January 2017, the JV company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. As of March 31, 2017, we paid approximately $11.9 million under the EPC Contract.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

Except for the EPC Contract discussed above, there were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC on August 26, 2016, contains risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may not be able to fully realize the anticipated benefits and advantages from our joint venture with the Chongqing government.
In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which consists of (i) a total of $ 162.0 million of cash contribution from the Chongqing Funds; (ii) $74.0 million of existing packaging and testing equipment owned by us located in Shanghai, China; (iii) certain intellectual property rights, including patents, held by us relating to the manufacturing technology valued at $84.0 million; and (iv) $10.0 million of cash contribution by us. We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. The Initial Capitalization will be completed in stages and we expect the JV Company to commence its initial production in the first half of fiscal 2018.
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
In January 2017, we entered into the EPC Contract with the Contractor for the purpose of constructing the manufacturing facility contemplated under the JV Agreement. The EPC Contract requires us to make payments to the Contractor pursuant to a schedule based on the progress of the construction and the achievements of specified milestones. However, we do not have full control over the work performed by the Contractor. If the Contractor is not able to complete its work in accordance with the schedule we initially agreed, or if the quality of work performed by the Contractor fails to meet our standard, or a dispute occurs between us and the Contractor regarding such work, the JV Transaction will be delayed, which will have an adverse effect on our business operation and financial conditions. Furthermore, the EPC Contract contemplates a specified design and architecture for the manufacturing facility based on our current projection. As the construction proceeds, we or the Contractor may encounter difficulties or unexpected events that would require us to make material modifications to such design and architecture, which will increase our costs significantly and delay the progress of the JV Transaction.
Any of the foregoing risks could materially reduce the expected return of our investment in the joint venture and adversely affects our business operations, financial performance and the trading price of our common shares.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2017, we did not repurchase any shares under our share repurchase program. As of March 31, 2017, approximately $6.4 million remained available under our share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1 +	Alpha and Omega Semiconductor Limited 2017 Executive Incentive Cash Bonus Plan
10.2 †
Engineering, Procurement and Construction Contract effective as of January 10, 2017 between Chongqing Alpha and Omega Semiconductor Limited and IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (English Translation) (EPC Contract)

10.3 †	Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2017

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)