Form 10-K
period 2017-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2017-09-05
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Clarendon House, 2 Church Street
Hamilton HM 11, Bermuda
(Address of Principal Registered
Offices including Zip Code)
(408) 830-9742
(Registrant's Telephone Number, Including Area Code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.002 par value per share	The NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 30, 2016 was approximately $408 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 23,997,185 shares of the registrant's common shares outstanding as of July 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2017 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2017.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2017

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,700 products, and has grown significantly with the introduction of 80 new products during the fiscal year ended June 30, 2017, and over 90 new products in each of the fiscal years ended June 30, 2016 and 2015. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enable us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 673 patents and 130 patent applications in the United States as of June 30, 2017. We differentiate ourselves by integrating our expertise in technology, design, manufacturing capability and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2017, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company will be $330.0 million (the “Initial Capitalization”).  The Initial Capitalization will be completed in stages commencing on the incorporation of the JV Company.  We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. We expect to commence initial packaging production upon the achievement of specified milestones set forth in the JV Agreement, including certain construction and funding milestones.  Over the long-term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors.
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

We have incorporated various wholly-owned subsidiaries in different jurisdictions, and a subsidiary in which we have a controlling interest. Please refer to Exhibit 21.1 for a complete list of our subsidiaries.
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

Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing cost savings with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. The “fab-lite” model seeks to achieve the best balance between technological advancement and cost effectiveness by using a dedicated in-house technology laboratory to drive rapid new product developments, while utilizing third-party foundry capacity for mature products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily designed and established for digital technologies, can be limited when it comes to the development of new power semiconductor technologies.
Our strategies

Our strategy is to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy similar to a "fab-lite" business model, which allows us to accelerate the development of our proprietary technology at our Oregon fab, bring new products to market faster, and improve our financial performance in the long run. This “fab-lite” model also provides quicker response to our customer demands, enhances relationships with strategic customers, provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. In addition, in the long term we seek to improve and enhance our manufacturing capacity through the JV Transaction, which we believe will also allow us to expand and diversify our markets in China.

In response to the decline of the global PC market, we executed and continue to execute our strategies of diversifying our portfolio of products and expanding into other market segments, including the consumer, communications and industrial market segments, improving gross margin and profit by implementing cost control measures. We have been making progress in reducing our reliance on the PC market, but we are also committed to continue to support our computing business by growing bill-of-material content, expanding market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 1,700 products and we have introduced over 80 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high and medium voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We also believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know how in various market segments. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide best optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage MOSFET portfolio by releasing our newest aMOS5 technology platform targeted to address robust consumer and industrial applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we developed highly robust and easy-to-use solutions designed for industrial motor control and white goods applications.

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

The following table lists our product families and the principal end uses of our products:

Product Family	Description	Product Categories within Product Type	Typical Application
Power Discretes	Low on-resistance switch used for routing current and switching voltages in power control circuits High power switches used for power circuits	DC-DC for CPU/GPU DC-AC conversion AC-DC conversion Load switching Motor control Battery protection Power factor correction
Smart phone charges, battery packs, notebooks, desktop and servers, data centers, basic stations, graphics card, game boxes, TVs, AC adapters, power supplies, E-bikes, motor control, power tools,E-vehicles, white goods and industrial motor drives, UPS systems, wind turbines, solar inverters and industrial welding

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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand our product family by introducing new solutions to computing, battery protection, and smartphone fast chargers. During the fourth quarter of fiscal year of 2017, we introduced the AOZ1375, our first Type-C Power Delivery full-compliant power protection switch.  AOZ1375 is a bidirectional current-limited load switch with reverse current blocking capability intended for applications that require circuit protections and soft start function. We also released the AOZ6605, a high efficiency and simple-to-use synchronous step-down regulator with PWM switching frequency of 650 kHz and input voltage range of 4.5V to 18V.  This solution is ideal for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies. In addition, we announced the release ofAOTF190A60L, the first product in the new αMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications. During the third quarter of fiscal year of 2017, we introduced AOZ5038QI, the highly versatile latest generation of power modules. The AOZ5038QI integrates a dual gate driver and two optimized MOSFETs in a 31-pin 5mm x 5mm QFN package to produce a high-power and high-efficiency power stage for synchronous step-down applications. It enables high power density-voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. We also released intelligent power module, IPM5 series. Its compact size is optimized to deliver excellent efficiency and ruggedness. The IPM5 is a reliable module system designed with AlphaIGBT™ technology integrated with high functional gate driver ICs, and high-density package technology for applications such as refrigerators, washing machines, and fan motors. During the second quarter of fiscal year of 2017, we released AOC3860, a common-drain 12V dual n-channel MOSFET with the lowest on-resistance in the product family of 2.15mOhm typical at 4.5V gate drive. This new device provides further improved source-to-source resistance, which is a critical factor for smart phone makers to achieve faster battery charge with a higher charging current. We also released AOK40B65H2AL, the introductory device in the new 650V H2-series IGBT family. The AOK40B65H2AL has been optimized to deliver high-speed switching performance by improving fast turn-off switching in applications such as welding machines, power factor correction and high switching converters. In addition, we released two new products in the 100V MOSFET family, AO4290A and AON6220. These products are designed for synchronous rectification for flyback converters, used in high-speed charger and PD adapters. Both parts are designed to be fully driven with 4.5V gate drive voltage. During the first quarter of fiscal year of 2017, we released AOZ5166QI-01, the high efficiency power modules which are fully compliant with Intel's DrMOS specifications. This new device enables high power density voltage regulator solutions ideal for servers, work stations, graphic cards and high-end desktop PC applications. We also announced the addition of AOK30B135W1 to its 1350V AlphaIGBT™ family. The new AOK30B135W1 has been optimized to deliver high performance by reducing switching loss in soft-switching home appliance applications such as induction cooking, rice cookers, and inverter-based microwave ovens. In addition, we introduced two new products based on its high efficiency XS-PairFET package and latest low voltage technology. The AOE6932 and AOE6936 are the newest extensions to the flagship device, AOE6930, that was released in 2015. Both products are newly optimized for enhanced driving and switching performance.
Distributors and customers
We have developed direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of which we serve through our distributors and ODMs. We sell to Samsung Group directly which accounted for 10.6%, 12.3% and 11.7% of our revenue for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2017, 2016 and 2015, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate, respectively. Sales to WPG and Promate accounted for 35.8% and 26.9% of our revenue, respectively, for the fiscal year ended June 30, 2017, 37.2% and 23.8% of our revenue, respectively, for the fiscal year ended June 30, 2016, and 36.1% and 25.4% of our revenue, respectively, for fiscal year ended June 30, 2015, respectively.
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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.

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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital into research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2017, 2016 and 2015 were $29.8 million, $26.0 million and $27.1 million, respectively. Our research and development expenditures primarily consist of personnel compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Our new product development efforts continue to focus on developing products with higher speed, higher efficiency and reliability, higher power density, greater performance and lower costs. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2017, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.
Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon fab as well as the third-party foundries that fabricate our wafers. We also expect the JV Transaction, in the long term, to provide us with enhanced ability to develop and accelerate new process technology for advanced products. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries and increase allocation of capacity to our Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 18.6%, 25.0% and 25.0% of the wafers used in our products for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. We expect to commence initial packaging production upon the achievement of required milestones as set forth in the JV Agreement, including certain construction and funding milestones.  Over the long-term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We believe the joint venture will increase and diversify our customer base, particularly in China.
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

Our in-house packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products. During the quarter ended September 30, 2016, we fulfilled our obligations to contribute certain packaging equipment as required by the JV agreement by transferring the legal titles of such equipment to the JV Company. We continuously increase outsourcing portion of our packaging and testing requirements to other contract manufacturers to minimize the effect of market fluctuation. Our facilities have the combined capacity to package and test over 600 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.

Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through design for manufacturing, and continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China and our manufacturing facility in Oregon are certified to the ISO9001 and ISO/TS16949:2009. These Quality Management System certifications are in recognition of our quality assurance standards. Both ISO9001and ISO/TS16949:2009 are sets of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. Our products are also in compliance with Restrictions on the use of Hazardous Substances, or RoHS 2.0.

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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including Fairchild Semiconductor International, Inc. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2017, we had 673 patents issued in the United States, of which 25 were acquired, 2 were licensed and 646 were based on our research and development efforts, and these patents are set to expire between 2017 and 2036. Within these patents, 15 patents will be expired in 2017, which we do not expect to have a material adverse impact on our patent position. We also had a total of 605 foreign patents, including 218 Chinese patents, 364 Taiwanese patents, 15 Korean patents, 4 Hong Kong patents and 4 Japanese patents as of June 30, 2017. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2018 and 2035. In addition, as of June 30, 2017, we had a total of 307 patent applications, of which 130 patents were pending in the United States, 103 patents were pending in China, 42 patents were pending in Taiwan and 32 patents were pending in other countries.

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

Our products sold in worldwide are subject to RoHS in Electrical and Electronic Equipment, which requires that the products do not contain more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants. Our manufacturing facilities in China also obtained QC080000 certification, which is an IECQ Certificate of Conformity Hazardous Substance Process Management for European Directive 2002/95/EC requirements and a Certificate of Green Partner for Sony Green Partner Program. We avoid using these restricted materials to the extent possible when we design our products.

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2017, 2016 and 2015, we were in compliance with the related conflict minerals rule.
Employees
As of June 30, 2017, we had approximately 2,900 employees, of which approximately 460 were located in the United States, 2,320 were located in China, and 120 were located in other parts of Asia. Of the total employees, approximately 2,360 were in operations and manufacturing, 160 were in research and development, 180 were in sales and marketing and 200 were in general and administrative. None of our employees are represented by a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2017. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	72	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	65	Director and Chief Operating Officer
Yifan Liang	53	Chief Financial Officer and Corporate Secretary
Daniel Kuang Ming Chang	62	Senior Vice President of Marketing

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

Yifan Liang has been serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang served as our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer since October 2006, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang held various positions at PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC's San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 39.1%, 38.5% and 47.1% of our total revenue for the years ended 2017, 2016 and 2015, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which have negatively impacted our revenue, profitability and gross margin. The decline of the PC markets also adversely affected our ability to adjust inventory levels in response to the lower shipments, which have negatively impacted our gross margins. Moreover, the continuing decline of the PC markets may reduce the capacity utilization of our manufacturing facilities or impair the value of our long-lived assets, including equipment and machinery used for the manufacturing and packaging of our products, which could have a material adverse effect on our results of operations.

Our diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

As part of the growth strategy to diversify our product portfolio and in response to the rapid decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including merchant power supplies, flat panel TVs, smart phones, tablets, gaming consoles, lighting, datacom, telecommunications, home appliances and industrial motor controls. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles, therefore if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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

On September 5, 2017, we entered into a license agreement with STMicro, pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows us to develop and market a product in a new market, primarily in the computer server segment.  However, there is no guarantee that we will succeed or that our investment in this technology will produce the anticipated benefits.  We expect to incur significant costs, including costs related to hiring additional engineers, marketing and building distribution channels, before a viable product will be developed and distributed to customers.  If these products do not generate sufficient revenue to offset such costs, our results of operations and financial conditions may be adversely affected.

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
Our periodic operating results may fluctuate as a result of a number of factors, many of which are beyond our control. These factors include, among others:

•
a deterioration in general demand for electronic products, particularly the PC market, as a result of global or regional financial crises and associated macro-economic slowdowns, and/or the cyclicality of the semiconductor industry;

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements;

•	changes and delays in our JV Transaction;

•	changes in the utilization of our in-house manufacturing capacity;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

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

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which consists of (i) a total of $ 162.0 million of cash contribution from the Chongqing Funds; (ii) $74.0 million of existing packaging and testing equipment owned by us located in Shanghai, China; (iii) certain intellectual property rights, including patents, held by us relating to the manufacturing technology valued at $84.0 million; and (iv) $10.0 million of cash contribution by us.  We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. The Initial Capitalization will be completed in stages.

We expect the JV Company to commence initial packaging production upon the achievement of certain milestones set forth in the JV Agreement, including construction and funding milestones. Over the long-term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs and delays in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; failure of the Chongqing Funds to meet their obligations under the JV Agreement, such as delays in capitalizing the JV Company based on our original timeline; and inability to provide customers with required services. In addition, we may not be able to fully utilize our packaging and testing capacity during the period when our facilities are being transferred from Shanghai to Chongqing, which may negatively impact our business and results of operations.

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

Any of the foregoing risks could materially reduce the expected return of our investment in the JV Transaction and adversely affects our business operations, financial performance and the trading price of our shares.
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
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc.
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

In addition, the semiconductor industry has experienced increased consolidation over the past several years that may adversely affect our competitive position. For example, Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. Consolidation among our competitors could lead to a less favorable competitive landscape, capabilities and market share, which could harm our business and results of operations.
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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 18.6%, 25.0% and 25.0% of the wafers used in our products for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. From time to time, third party suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors, and we may experience a shortage of capacity on an industry-wide basis that may last for an extended period of time. There is no assurances of that we will be able to maintain sufficient capacity to meet the full demand from our customers, and failure to do so will adversely affect our results of operations. If we cannot maintain sufficient capacity or control pricing with our existing third-party foundries, we may need to increase our own manufacturing capacity, and there is no assurance that we can ramp up the production of the Oregon fab timely to meet the increased demand. If not, we may need to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 62.7%, 61.0% and 61.5% of our revenue for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Our agreements with Promate and WPG were renewed in July 2016 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. Furthermore, there is no guarantee that we will be able to identify a viable target for strategic acquisition, and we may incur significant costs and resources in such effort that may not result in a successful acquisition.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $19.6 million and $16.7 million at June 30, 2017 and 2016, respectively.

Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2017 and 2016 were $1.9 million and $2.0 million, respectively.
Our estimates for these allowances and accruals may be inaccurate. If we subsequently determine that any allowance and accrual based on our estimates is insufficient, we may be required to increase the size of our allowances and accrual in future periods, which would adversely affect our results of operations and financial condition.
We depend on the continuing services of our senior management team and other key personnel, and if we lose a member of our senior management or are unable to successfully retain, recruit and train key personnel, our ability to develop and market our products could be harmed.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2017, we owned 673 issued U.S. patents expiring between 2017 and 2036 and had 130 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

•
the possibility that any patent or registered trademark owned by us may not be enforceable or may be invalidated, circumvented or otherwise challenged in one or more countries and the rights granted there under may not provide competitive advantages to us;

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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rates have fluctuated significantly in recent years. Our effective tax rate was 28.3%, 406.6% and (100.8)% for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2017 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
Our industry is highly cyclical and is characterized by constant and rapid technological change such as the introduction of smartphones and tablets that contributed to the decline in the PC market, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, and often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns, in particular the PC markets or in any other markets in which we sell our products, may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry and packaging and testing capacity, which could prevent us from benefiting from such an upturn or reduce our profit margins.
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

Our financial results have been, and are expected to continue to be, affected by the economy in China. After experiencing rapid growth for more than a decade, China's economy recently has experienced a slowdown in the last two years. In 2016, China's economy grew by 6.7%, compared with 6.9% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

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

The Ministry of Commerce (MOC) published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOC is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. On September 3, 2016, the Standing Committee of China's National People's Congress, passed the Decision on Amendment of Four Laws including the Foreign-Invested Enterprise Law, or the FIE Amendment, which was implemented starting on October 1, 2016. According to the FIE Amendment, establishment and changes of an FIE in a sector not subject to special entry administrative measures will be simplified by going through government filing instead of government approval process. The special entry administrative measures will be separately promulgated or approved to be promulgated by the State Council. Subsequently, the National Development and Reform Commission and MOC issued the Announcement [2016] No. 22 on October 8, 2016, which provides that the special entry administrative measures shall be implemented with reference to the relevant requirement on equity percentage and senior management in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries as stipulated in the Catalogue for the Guidance of Foreign Investment Industries. Further, the MOC published the Provisional Measures on Filing Administration for Establishment and Change of Foreign-Invested Enterprises on October 8, 2016, which implements and elaborates the procedures, supervision and related matters of the filings for formation and changes of foreign-invested enterprises in a sector not subject to special entry administrative measures. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $140.1 million, or 51.7% of our total consolidated net assets as of June 30, 2017. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $6.83 to high of $23.43 from the commencement of the public trading of our common shares on April 29, 2010, to July 31, 2017 and from a low of $13.44 to high of $23.43 from July 1, 2016 to June 30, 2017. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products, including the PC markets;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	our ability to increase our gross margin;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	announcement of acquisition, partnership and major corporate transactions;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	announcements regarding intellectual property disputes or litigation involving us or our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	additions or departures of key personnel;

•	repurchase of shares under our repurchase program;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China and other countries in Asia; and

•	other factors.
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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 20.3% of our outstanding common shares as of June 30, 2017. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

We are a Bermuda company and the rights of shareholders under Bermuda law may be different from U.S. laws.

We are a Bermuda limited liability exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions, including the U.S.  For example, some of our directors are not residents of the United States, and a substantial portion of our assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process on those persons in the U.S. or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2017, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	194,269	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	247,789	Packaging and testing, manufacturing support

Room 1002-1005, 1007, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	8,267	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	8,364	Marketing and field application engineering support

Room 204 & 205, No. 117, Yunhan Road, Shuitu Hi-Tech Industrial Zone, Beibei District, Chongqing, China 400714	3,229	Administration

No.5-407, Yunhan Road, Shuitu Hi-Tech Industrial Zone, Beibei District, Chongqing, China 400714	2,459,002	Wafer fabrication facility (land size; fab is under construction)

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

7F, Unit 3 & 5, 16F, Unit 1, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	9,443	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

Location	Square Footage	Primary Use
Sampyeong-dong 621, Pangyo Innovally, C-501, 253, Pangyo-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, Korea	3,173	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support
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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Shares
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. The following table sets forth, for the periods indicated, the high and low sales prices of our common share as reported by the NASDAQ Global Select Market.

Fiscal 2016	Quarterly Periods	High	Low
First Fiscal Quarter :	July 1, 2015 - September 30, 2015	$8.94	$6.99
Second Fiscal Quarter:	October 1, 2015 - December 31, 2015	$9.88	$7.88
Third Fiscal Quarter:	January 1, 2016- March 31, 2016	$11.98	$8.23
Fourth Fiscal Quarter:	April 1, 2016 - June 30, 2016	$14.76	$11.79

Fiscal 2017
First Fiscal Quarter :	July 1, 2016 - September 30, 2016	$23.03	$13.44
Second Fiscal Quarter:	October 1, 2016 - December 31, 2016	$23.43	$18.40
Third Fiscal Quarter:	January 1, 2017- March 31, 2017	$22.89	$16.77
Fourth Fiscal Quarter:	April 1, 2017 - June 30, 2017	$20.02	$16.07
Holders of Our Common Shares
As of July 31, 2017, there were approximately 118 holders of record of our common shares, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal year ended June 30, 2017, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2015, our Board of Directors of the Company approved a $50.0 million repurchase program which allows us to repurchase shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan (as amended, the "Repurchase Trading Plan") or through privately negotiated transactions. The amount and timing of any repurchases depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares, applicable legal requirements, our business and financial conditions an general market environment. There is no guarantee that any repurchases under the Program will enhance the value of our shares.

In June 2015, we commenced a modified Dutch auction tender offer (the "Tender Offer") to repurchase an aggregate of $30.0 million of our outstanding common shares with a price range between $8.50 and $9.20 per share. In July 2015 we completed the Tender Offer in which we purchased 3,296,703 shares of its common shares, at a purchase price of $9.10 per share, for an aggregate purchase price of $30.0 million, excluding fees and expenses relating to the Tender Offer. These shares represent approximately 12.53% of the total number of our common shares issued and outstanding as of June 30, 2015. The Tender Offer was part of the $50.0 million share repurchase program approved by the Board in April 2015.

As of June 30, 2017, we had $6.4 million available under our repurchase program. There was no purchase of equity securities by the Company or affiliated purchasers during the fourth quarter of fiscal year 2017.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2017, 2016 and 2015 and selected consolidated balance sheet data as of June 30, 2017 and 2016 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2014 and 2013 and selected consolidated balance sheets as of June 30, 2015, 2014 and 2013 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$383,337	$335,661	$327,935	$318,121	$337,436
Cost of goods sold	291,516	269,839	267,453	259,050	272,851
Gross profit	91,821	65,822	60,482	59,071	64,585
Operating expenses:
Research and development	29,835	26,006	27,075	24,409	27,833
Selling, general and administrative	48,842	37,874	37,625	34,554	35,948
Impairment of long-lived assets	—	432	—	—	2,557
Total operating expenses	78,677	64,312	64,700	58,963	66,338
Operating income (loss)	13,144	1,510	(4,218)	108	(1,753)
Interest income and other income (loss), net	(141)	(498)	533	(177)	535
Interest expense	(91)	(23)	(181)	(266)	(356)
Income (loss) before income taxes	12,912	989	(3,866)	(335)	(1,574)
Income tax expense	3,652	4,021	3,897	2,769	3,852
Net income (loss) including noncontrolling interest	9,260	(3,032)	(7,763)	(3,104)	(5,426)
Net loss attributable to noncontrolling interest	(4,569)	(104)	—	—	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,829	$(2,928)	$(7,763)	$(3,104)	$(5,426)

Basic	$0.59	$(0.13)	$(0.29)	$(0.12)	$(0.21)
Diluted	$0.56	$(0.13)	$(0.29)	$(0.12)	$(0.21)
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	23,526	22,452	26,429	25,952	25,348
Diluted	24,826	22,452	26,429	25,952	25,348

	As of June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,708	$87,774	$106,085	$117,788	$92,406
Working capital	$130,566	$118,450	$147,351	$151,322	$149,335
Total assets	$398,408	$318,505	$347,904	$362,925	$354,166
Bank borrowings - long term	$—	$—	$—	$—	$13,571
Capital leases - long term	$866	$1,695	$64	$1,005	$195
Total Alpha and Omega Semiconductor Limited shareholders’ equity	$270,770	$242,142	$276,639	$283,388	$281,600

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,700 products, and has grown significantly with the introduction of 80 new products during the fiscal year of 2017, and over 90 new products in each of the fiscal years ended June 30, 2016 and 2015. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe it enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 673 patents and 130 patent applications in the United States as of June 30, 2017. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”).  The Initial Capitalization is expected to be completed in stages.  By August 31, 2017, the Chongqing Funds contributed $66.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. We expect to commence initial packaging production upon the achievement of required milestones as set forth in the JV Agreement, including certain construction and funding milestones.  In the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees

will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2017, the JV Company had approximately $11.5 million of down payment related to EPC Contract.

During the fiscal year ended June 30, 2017, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, during the fourth quarter of fiscal year of 2017, we introduced the AOZ1375, our first Type-C Power Delivery full-compliant power protection switch.  AOZ1375 is a bidirectional current-limited load switch with reverse current blocking capability intended for applications that require circuit protections and soft start function. We also released the AOZ6605, a high efficiency and simple-to-use synchronous step-down regulator with PWM switching frequency of 650 kHz and input voltage range of 4.5V to 18V.  This solution is ideal for consumer, networking and industrial applications such as LCD TVs, set-top boxes, cable modems, and power supplies. In addition, we announced the release ofAOTF190A60L, the first product in the new αMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications. During the third quarter of fiscal year of 2017, we introduced AOZ5038QI, the highly versatile latest generation of power modules. The AOZ5038QI integrates a dual gate driver and two optimized MOSFETs in a 31-pin 5mm x 5mm QFN package to produce a high-power and high-efficiency power stage for synchronous step-down applications. It enables high power density-voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. We also released intelligent power module, IPM5 series. Its compact size is optimized to deliver excellent efficiency and ruggedness. The IPM5 is a reliable module system designed with AlphaIGBT™ technology integrated with high functional gate driver ICs, and high-density package technology for applications such as refrigerators, washing machines, and fan motors. During the second quarter of fiscal year of 2017, we released AOC3860, a common-drain 12V dual n-channel MOSFET with the lowest on-resistance in the product family of 2.15mOhm typical at 4.5V gate drive. This new device provides further improved source-to-source resistance, which is a critical factor for smart phone makers to achieve faster battery charge with a higher charging current. We also released AOK40B65H2AL, the introductory device in the new 650V H2-series IGBT family. The AOK40B65H2AL has been optimized to deliver high-speed switching performance by improving fast turn-off switching in applications such as welding machines, power factor correction and high switching converters. In addition, we released two new products in the 100V MOSFET family, AO4290A and AON6220. These products are designed for synchronous rectification for flyback converters, used in high-speed charger and PD adapters. Both parts are designed to be fully driven with 4.5V gate drive voltage. During the first quarter of fiscal year of 2017, we released AOZ5166QI-01, the high efficiency power modules which are fully compliant with Intel's DrMOS specifications. This new device enables high power density voltage regulator solutions ideal for servers, work stations, graphic cards and high-end desktop PC applications. We also announced the addition of AOK30B135W1 to its 1350V AlphaIGBT™ family. The new AOK30B135W1 has been optimized to deliver high performance by reducing switching loss in soft-switching home appliance applications such as induction cooking, rice cookers, and inverter-based microwave ovens. In addition, we introduced two new products based on its high efficiency XS-PairFET package and latest low voltage technology. The AOE6932 and AOE6936 are the newest extensions to the flagship device, AOE6930, that was released in 2015. Both products are newly optimized for enhanced driving and switching performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computer, or PC markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC markets can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 39.1%, 38.5% and 47.1% of our total revenue for the years ended June 30, 2017, 2016 and 2015, respectively.

In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. In response to this trend, we executed and continue to execute strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, improve gross margin and profit by implementing cost control measures. While making progress in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunity with a more focused and competitive PC product strategy. As we develop and sell new products that serve more diversified markets, we expect sales based on the PC market, as a percentage of the total revenue to decline. If the rate of decline in the PC markets is faster than we expected, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

Manufacturing Costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab.  If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, we expect that in the long term our joint venture agreement with the Chongqing Funds will reduce our costs of manufacturing. However, our manufacturing costs may increase in the short term prior to the commencement of operation of the JV Company, because we may be required to incur additional costs to acquire packaging and testing capacity in order make up for the reduced capacity during the period in which we transfer our equipment from Shanghai to Chongqing. Furthermore, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting the demand of our customers. While we can mitigate such constraints by increasing capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.
Erosion of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect that average selling prices of our existing products will continue to decline in the future. However, in a normal course of business, we seek to offset the effect of declining average selling prices by introducing new and higher value products, expanding existing products for new applications and new customers, and reducing manufacturing cost of existing products.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. We expect the JV Company to commence initial packaging production upon the achievement of specified milestones, including certain construction and funding milestones. However, there is no guarantee that the JV Company will commence timely or at all, and we may experience delays in the construction of the facility. Even if we are able to commence operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.

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
Principal line items of statements of income

The following describes the principal line items set forth in our consolidated statements of operations:
Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue was derived from power discrete products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through one of our subsidiaries.

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

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As a result of the transfer, we reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which is amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and other long-term assets on our balance sheet, respectively.
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2017, 2016 and 2015. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2017	2016	2015	2017	2016	2015
	(in thousands)			(% of revenue)
Revenue	$383,337	$335,661	$327,935	100.0%	100.0%	100.0%
Cost of goods sold (1)	291,516	269,839	267,453	76.0%	80.4%	81.6%
Gross profit	91,821	65,822	60,482	24.0%	19.6%	18.4%
Operating expenses:
Research and development (1)	29,835	26,006	27,075	7.8%	7.7%	8.3%
Selling, general and administrative (1)	48,842	37,874	37,625	12.7%	11.3%	11.5%
Impairment of long-lived assets	—	432	—	—%	0.1%	—%
Total operating expenses	78,677	64,312	64,700	20.5%	19.1%	19.8%
Operating income (loss)	13,144	1,510	(4,218)	3.5%	0.5%	(1.4)%
Interest income and other income (loss), net	(141)	(498)	533	—%	(0.1)%	0.2%
Interest expense	(91)	(23)	(181)	—%	—%	(0.1)%
Income (loss) before income taxes	12,912	989	(3,866)	3.5%	0.4%	(1.3)%
Income tax expense	3,652	4,021	3,897	1.0%	1.2%	1.2%
Net income (loss) including noncontrolling interest	9,260	(3,032)	(7,763)	2.5%	(0.8)%	(2.5)%
Net loss attributable to noncontrolling interest	(4,569)	(104)	—	(1.2)%	—%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,829	$(2,928)	$(7,763)	3.7%	(0.8)%	(2.5)%

(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2017	2016	2015	2017	2016	2015
	(in thousands)			(% of revenue)
Cost of goods sold	$1,041	$636	$669	0.3%	0.2%	0.2%
Research and development	1,361	1,115	779	0.4%	0.3%	0.2%
Selling, general and administrative	4,232	2,562	3,042	1.1%	0.8%	0.9%
	$6,634	$4,313	$4,490	1.8%	1.3%	1.3%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$288,788	$252,063	$248,716	$36,725	14.6%	$3,347	1.3%
Power IC	82,389	69,344	63,529	13,045	18.8%	5,815	9.2%
Packaging and testing services	12,160	14,254	15,690	(2,094)	(14.7)%	(1,436)	(9.2)%
	$383,337	$335,661	$327,935	$47,676	14.2%	$7,726	2.4%

Fiscal 2017 vs 2016

Total revenue was $383.3 million for fiscal year 2017, an increase of $47.7 million, or 14.2%, as compared to $335.7 million for fiscal year 2016. The increase consisted of $36.7 million and $13.0 million in sales of power discrete products and sales of power IC products, respectively, partially offset by a $2.1 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 17.5% increase in unit shipments, partially offset by a 1.9% decrease in average selling price as compared to last fiscal year due to a shift in product mix. The decrease in revenue of packaging and testing services as compared to last year was primarily due to reduced demand. During fiscal year 2017, we accelerated the development of new technology platforms which allowed us to introduce 30 medium and high voltage MOSFET products, targeting primarily the industrial markets, and consumer, as well as 13 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 37 Power IC new products for consumer and computing applications. The introduction of these new products contributed to the increase of the revenue from 2016 to 2017.

Fiscal 2016 vs 2015

Total revenue was $335.7 million for fiscal year 2016, an increase of $7.7 million, or 2.4%, as compared to $327.9 million for fiscal year 2015. The increase consisted of $3.3 million and $5.8 million in sales of power discrete products and sales of power IC products, respectively, partially offset by a $1.4 million decrease in sales of packaging and testing services. The increase in power discrete and power IC products was primarily due to a 7.8% increase in average selling price as compared to fiscal year 2015 due to a shift in product mix, partially offset by a 4.3% decrease in unit shipments. The decrease in revenue of packaging and testing services as compared to fiscal year 2015 was primarily due to reduced demand as a result of the declining PC market.

Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$291,516	$269,839	$267,453	$21,677	8.0%	$2,386	0.9%
Percentage of revenue	76.0%	80.4%	81.6%

Gross profit	$91,821	$65,822	$60,482	$25,999	39.5%	$5,340	8.8%
Percentage of revenue	24.0%	19.6%	18.4%

Fiscal 2017 vs 2016

Cost of goods sold was $291.5 million for fiscal year 2017, an increase of $21.7 million, or 8.0%, as compared to $269.8 million for fiscal year 2016. The increase was primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization as compared to last fiscal year. Gross margin increased by 4.4 percentage points to 24.0% for fiscal year 2017, as compared to 19.6% for fiscal year 2016. The increase in gross margin was primarily due to better product mix and higher factory utilization, partially offset by lower average selling prices. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

Fiscal 2016 vs 2015

Cost of goods sold was $269.8 million for fiscal year 2016, an increase of $2.4 million, or 0.9%, as compared to $267.5 million for fiscal year 2015. The increase was primarily due to product mix, partially offset by decrease in unit shipments. The increase was partially offset by the overall manufacturing cost reduction as compared to fiscal year 2015. Gross margin increased by 1.2 percentage points to 19.6% for fiscal year 2016, as compared to 18.4% for fiscal year 2015. The increase in gross margin was primarily due to better product mix and higher factory utilization.
Research and development expenses

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$29,835	$26,006	$27,075	$3,829	14.7%	$(1,069)	(3.9)%

Fiscal 2017 vs 2016

Research and development expenses were $29.8 million for fiscal year 2017, an increase of $3.8 million, or 14.7%, as compared to $26.0 million for fiscal year 2016. The increase was primarily attributable to a $2.6 million increase in employee compensation and benefit expenses mainly due to increased headcount and higher bonus expenses, a $1.0 million increase in product prototyping engineering expenses as a result of increased engineering activities, and a $0.2 million increase in share-based compensation expense as a result of an increase of stock awards granted. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect that our research and development expenses will fluctuate from time to time.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$48,842	$37,874	$37,625	$10,968	29.0%	$249	0.7%

Fiscal 2017 vs 2016

Selling, general and administrative expenses were $48.8 million for fiscal year 2017, an increase of $11.0 million, or 29.0%, as compared to $37.9 million for fiscal year 2016. The increase was primarily due to a $6.6 million increase in employee compensation and benefits expense as a result of increased headcount and higher bonus expenses during current fiscal year, a $1.7 million increase in share-based compensation expense as a result of an increase of stock awards granted and a decrease in the cancellation of numbers of shares in current fiscal year as compared to the last fiscal year, a $1.0 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, a $ $0.3 million increase in audit and tax consulting fees due to increased consulting activities, as well as a $0.6 million in employee business expenses due to increased travel expenses during the current fiscal year.

Fiscal 2016 vs 2015

Selling, general and administrative expenses were $37.9 million for fiscal year 2016, an increase of $0.2 million, or 0.7%, as compared to $37.6 million for fiscal year 2015. The increase was primarily due to a $1.1 million increase in employee compensation and benefits expense as a result of increased headcount and higher bonus expenses during fiscal year 2016, as well as a $0.1 million of long term asset write-off, partially offset by a $0.5 million decrease in depreciation and amortization expense as a result of certain assets being fully depreciated in fiscal year of 2016, and a $0.4 million decrease in legal expenses as a result of less legal consulting activities.
Impairment of long-lived assets

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of long-lived assets	$—	$432	$—	$(432)	100.0%	$432	100.0%

During the quarter ended December 31, 2015, we identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment had no alternative uses, we recorded an asset impairment expense of approximately $0.4 million related to these equipment during the quarter ended December 31, 2015.

During the fourth quarter of fiscal year 2017 and 2016, we evaluated our amortizable intangible assets for impairment and determined that the related estimated undiscounted cash flows exceeded the carrying value of the intangible assets and no impairment charge was recorded. During the same period, we also evaluated our goodwill for impairment and determined that the fair value of the reporting unit, estimated based on the market capitalization approach, was more than its carrying value and no impairment charge was recorded.
Interest income and other income (loss), net

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest income and other income (loss), net	$(141)	$(498)	$533	$357	(71.7)%	$(1,031)	(193.4)%

Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and others, net in fiscal year 2017 as compared to fiscal year 2016 was primarily due to increase in average cash balances, as well as lower unrealized foreign exchange losses as a result of recent appreciation of USD against RMB. The decrease in interest income and other income in fiscal year 2016 as compared to fiscal year 2015 was primarily due to higher unrealized foreign exchange losses mainly due to depreciation of USD against RMB.

Interest Expense

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense	$(91)	$(23)	$(181)	$(68)	295.7%	$158	(87.3)%

Interest expense was primarily related to bank borrowings. The interest expense in fiscal year 2017 remained flat as the fiscal year 2016. The decrease in interest expenses in fiscal year 2016 compared to fiscal year of 2015 was primarily due to decreases in bank borrowings related to the $20.0 million term loan obtained in May 2012 for our Oregon fab. The term loan was fully repaid in May 2015.

Income tax expense

	Year Ended June 30,			Change
	2017	2016	2015	2017		2016
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$3,652	$4,021	$3,897	$(369)	(9.2)%	$124	3.2%

Fiscal 2017 vs 2016

Income tax expense for fiscal years 2017 and 2016 was $3.7 million and $4.0 million, respectively. Income tax expense decreased by $0.4 million, or 9.2%, in fiscal year 2017 as compared to fiscal year 2016 primarily due to a reduction in our uncertain positions, partially offset by changes in the mix of earnings in various geographic jurisdictions between the respective periods.

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

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. By August 31, 2017, the Chongqing Funds contributed $66.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. Assuming all of the specified milestones are achieved in accordance with the construction schedule, the JV Company expects to pay approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The actual payments may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2017, the JV Company had approximately $11.5 million of down payment related to EPC Contract.

In April 2015, our Board of Directors of the Company approved an increase in the remaining available amount under the Company's share repurchase program from approximately $17.8 million to $50.0 million. Since the inception of the program in 2010, we repurchased an aggregate of 5,723,093 shares from the open market under the Repurchase Trading Plan for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses of $0.3 million. No repurchased shares have been retired. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal year 2017, we did not repurchase any shares from the open market under the Repurchase Trading Plan. As of June 30, 2017, of the 5,723,093 repurchased shares, 114,954 shares with a weighted average repurchase price of $10.86 per share, were reissued at an average price of $5.91 per share for option exercises and vested restricted share units. We had $6.4 million available under our repurchase program as of June 30, 2017.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022, and Jireh may draw down the loan at any time during the first year. After the first year, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. Loan accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin based on the outstanding balance of the loans. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants. As of August 30, 2017, the outstanding principal balance under this loan was $30.0 million.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  Under the license agreement, we agreed to pay STMicro a total price in cash of $17.0 million during the next 24 months based on the payment schedule as set forth in the agreement.

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

Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by or dividends to foreign owners. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures.  As of June 30, 2017 and 2016, such restricted portion amounted to approximately $140.1 million and $84.2 million, or 51.7% and 34.8%, of our total consolidated net assets, respectively. The increase of restricted net assets was primarily due to addition of the JV Company in China.

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
Cash and cash equivalents
As of June 30, 2017 and 2016, we had $115.7 million and $87.8 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $115.7 million and $87.8 million cash and cash equivalents, $73.9 million and $59.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$42,648	$40,182	$27,669
Net cash used in investing activities	(55,618)	(21,721)	(21,345)
Net cash provided by (used in) financing activities	40,809	(36,686)	(17,980)
Effect of exchange rate changes on cash and cash equivalents	95	(86)	(47)
Net increase (decrease) in cash and cash equivalents	$27,934	$(18,311)	$(11,703)
Cash flows from operating activities

Net cash provided by operating activities of $42.6 million for fiscal year 2017 resulted primarily from net income of $9.3 million, non-cash charges of $40.6 million and net change in assets and liabilities providing net cash of $7.2 million. The non-cash charges of $40.6 million included depreciation and amortization expenses of $27.2 million, share-based compensation expense of $6.6 million, net deferred income taxes of $7.2 million, and gain on disposal of property and equipment of $0.4 million. The net change in assets and liabilities providing net cash of $7.2 million was primarily due to $1.8 million increase in accounts receivable due to timing of billings and collection of payments. $7.4 million increase in inventories, $4.6 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, and $1.3 million decrease in income taxes payable, partially offset by $3.3 million increase in accrued and other liabilities, and $4.5 million increase in accounts payable primarily due to timing of payment.

Net cash provided by operating activities of $40.2 million for fiscal year 2016 resulted primarily from net loss of $3.0 million, non-cash charges of $33.0 million and net change in assets and liabilities providing net cash of $10.2 million. The non-cash charges of $33.0 million included depreciation and amortization expenses of $27.3 million, share-based compensation expense of $4.3 million, net deferred income taxes of $0.9 million, loss on disposal of property and equipment of $0.1 million, and impairment of long-lived assets of $0.4 million. The net change in assets and liabilities providing net cash of $10.2 million was primarily due to $12.2 million decrease in accounts receivable due to timing of billings and collection of payments. $3.2 million increase in accrued and other liabilities, and $1.0 million increase in income taxes payable, partially offset by $4.7 million increase in inventories, $1.2 million decrease in accounts payable primarily due to timing of payment, and $0.3 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.

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
Cash flows from investing activities

Net cash used in investing activities of $55.6 million for the fiscal year 2017 was primarily attributable to $55.6 million purchases of property and equipment, including $16.1 million purchase in JV Company, and $8.7 million of land use rights to increase our in-house production capacity and to support the JV Company, as well as $0.6 million investment in a privately held company, partially offset by $0.6 million of proceeds from sale of property and equipment.

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
Cash flows from financing activities

Net cash used in financing activities of $40.8 million for the fiscal year 2017 was primarily attributable to $33.0 million proceeds from investment by Chongqing Funds, and $10.7 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $2.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, and $0.8 million in payment of capital lease obligations.

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
Contractual Obligations
Our contractual obligations as of June 30, 2017 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Capital leases	$1,784	$892	$892	$—	$—
Operating leases	9,134	3,582	5,319	232	1
Capital commitments with respect to property and equipment	69,166	61,648	7,518	—	—
Purchase commitments with respect to inventories and research and development	25,663	25,663	—	—	—
Total contractual obligations	$105,747	$91,785	$13,729	$232	$1
As of June 30, 2017, we had recorded liabilities of $0.8 million for uncertain tax positions and $0.1 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Joint Venture Commitments

In March 2016, we executed the JV Agreement with the Chongqing Funds to form a joint venture for the construction of a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. We expect to commence initial packaging production upon the achievement of specified milestones, including certain construction and funding milestones, and there is no assurance that we can meet these milestones in a timely manner or at all.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2017, the JV Company had approximately $11.5 million of down payment related to EPC Contract.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Product warranty
We provide a standard one-year warranty for the products from the date of purchase by the end customers. We accrue for estimated warranty costs at the time revenue is recognized. Our warranty obligation is affected by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. We monitor our product returns for warranty claims and maintain warranty reserve based on our historical experiences and anticipated warranty claims known at the time of estimation. If actual warranty costs differ significantly from our estimates, revisions to the estimated warranty accrual would be required and any such adjustments could be material.
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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2017, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $91.9 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

The Financial Accounting Standards Board ("FASB"), has issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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
We determined the weighted average valuation assumptions as follows:

•	Expected term is estimated the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior.

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

•	Volatility is estimated based on our historical volatility over a period equivalent to the expected term of the stock awards granted.

•	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.
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
Foreign currency risk

We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant portion of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan (“RMB”) as operating funds for our foreign operating expenses. For our subsidiaries which use the local currency as the functional currency, including the JV Company, the results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the fact that the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.

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
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2017. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(in thousands, except per share data)
Revenue	$98,007	$93,281	$94,687	$97,362
Gross profit	$25,086	$22,697	$22,094	$21,944
Operating income	$3,561	$3,005	$2,836	$3,742
Net income including noncontrolling interest	$2,787	$2,386	$1,657	$2,430
Net loss attributable to noncontrolling interest	$(1,332)	$(1,170)	$(1,190)	$(877)
Net income attributable to Alpha and Omega Semiconductor Limited	$4,119	$3,556	$2,847	$3,307
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.17	$0.15	$0.12	$0.14
Diluted	$0.17	$0.14	$0.11	$0.14

	Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(in thousands, except per share data)
Revenue	$91,410	$82,987	$79,825	$81,439
Gross profit	$19,470	$16,319	$14,972	$15,061
Operating income (loss)	$2,554	$(171)	$(273)	$(600)
Net income (loss) including noncontrolling interest	$1,817	$(1,263)	$(1,611)	$(1,975)
Net loss attributable to noncontrolling interest	$(104)	$—	$—	$—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$1,921	$(1,263)	$(1,611)	$(1,975)
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.08	$(0.06)	$(0.07)	$(0.09)
Diluted	$0.08	$(0.06)	$(0.07)	$(0.09)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated September 5, 2017 expressed an unqualified opinion on those consolidated financial statements and schedules.

/s/ GRANT THORNTON LLP
San Francisco, California
September 5, 2017

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2017 Proxy Statement”), no later than 120 days after the end of fiscal year 2017, and certain information to be included in the 2017 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	99
Schedule II - Valuation and Qualifying accounts	104

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 5, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Francisco, California
September 5, 2017

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$115,708	$87,774
Restricted cash	221	188
Accounts receivable, net	28,410	26,594
Inventories	76,254	68,848
Other current assets	4,883	4,526
Total current assets	225,476	187,930
Property, plant and equipment, net	139,387	116,084
Land use rights, net	8,804	—
Deferred income tax assets - long-term	4,594	12,132
Other long-term assets	20,147	2,359
Total assets	$398,408	$318,505

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,134	$42,718
Accrued liabilities	28,386	22,590
Income taxes payable	1,748	2,356
Deferred margin	814	997
Capital leases	828	819
Total current liabilities	94,910	69,480
Income taxes payable - long-term	922	1,577
Deferred income tax liabilities	2,659	2,973
Capital leases - long-term	866	1,695
Other long-term liabilities	502	741
Total liabilities	99,859	76,466
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2017 and 2016	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; issued and outstanding: 29,600 shares and 23,992 shares at June 30, 2017 and 28,405 shares and 22,754 shares at June 30, 2016	59	57
Treasury shares at cost; 5,608 shares at June 30, 2017 and 5,651 shares at June 30, 2016	(49,836)	(50,199)
Additional paid-in capital	206,332	191,444
Accumulated other comprehensive income	306	769
Retained earnings	113,909	100,071
Total Alpha and Omega Semiconductor Limited shareholders’ equity	270,770	242,142
Noncontrolling interest	27,779	(103)
Total equity	298,549	242,039
Total liabilities and equity	$398,408	$318,505

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2017	2016	2015
Revenue	$383,337	$335,661	$327,935
Cost of goods sold	291,516	269,839	267,453
Gross profit	91,821	65,822	60,482

Operating expenses:
Research and development	29,835	26,006	27,075
Selling, general and administrative	48,842	37,874	37,625
Impairment of long-lived assets	—	432	—
Total operating expenses	78,677	64,312	64,700
Operating income (loss)	13,144	1,510	(4,218)

Interest income and other income (loss), net	(141)	(498)	533
Interest expense	(91)	(23)	(181)
Income (loss) before income taxes	12,912	989	(3,866)
Income tax expense	3,652	4,021	3,897
Net income (loss) including noncontrolling interest	9,260	(3,032)	(7,763)
Net loss attributable to noncontrolling interest	(4,569)	(104)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,829	$(2,928)	$(7,763)

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.59	$(0.13)	$(0.29)
Diluted	$0.56	$(0.13)	$(0.29)

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	23,526	22,452	26,429
Diluted	24,826	22,452	26,429

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2017	2016	2015
Net income (loss) including noncontrolling interest	$9,260	$(3,032)	$(7,763)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,012)	(135)	(128)
Comprehensive income (loss)	8,248	(3,167)	(7,891)
Noncontrolling interest	(5,118)	(103)	—
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,366	$(3,064)	$(7,891)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2014	—	$—	26,644	$53	(340)	$(2,889)	$174,084	$1,033	$111,107	$283,388	$—	$283,388
Exercise of common stock options and release of RSUs	—	—	475	1	—	—	1,408	—	—	1,409	—	1,409
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	112	—	—	(112)	—	—	—
Withholding tax on restricted stock units	—	—	(61)	—	—	—	(539)	—	—	(539)	—	(539)
Issuance of common shares under Employee Stock Purchase Plan	—	—	256	1	—	—	1,597	—	—	1,598	—	1,598
Repurchase of common shares under shares repurchase program	—	—	—	—	(666)	(5,816)	—	—	—	(5,816)	—	(5,816)
Share-based compensation expense	—	—	—	—	—	—	4,490	—	—	4,490	—	4,490
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(7,763)	(7,763)	—	(7,763)
Cumulative translation adjustment	—	—	—	—	—	—	—	(128)	—	(128)	—	(128)
Balance, June 30, 2015	—	—	27,314	55	(998)	(8,593)	181,040	905	103,232	276,639	—	276,639
Exercise of common stock options and release of RSUs	—	—	926	1	—	—	5,329	—	—	5,330	—	5,330
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	42	475	—	—	(233)	242	—	242
Withholding tax on restricted stock units	—	—	(93)	—	—	—	(1,036)	—	—	(1,036)	—	(1,036)
Issuance of common shares under Employee Stock Purchase Plan	—	—	258	1	—	—	1,798	—	—	1,799	—	1,799
Repurchase of common shares under shares repurchase program	—	—	—	—	(4,695)	(42,081)	—	—	—	(42,081)	—	(42,081)
Share-based compensation expense	—	—	—	—	—	—	4,313	—	—	4,313	—	4,313
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(2,928)	(2,928)	(104)	(3,032)
Cumulative translation adjustment	—	—	—	—	—	—	—	(136)	—	(136)	1	(135)
Balance, June 30, 2016	—	—	28,405	57	(5,651)	(50,199)	191,444	769	100,071	242,142	(103)	242,039
Exercise of common stock options and release of RSUs	—	—	1,015	2	—	—	7,788	—	—	7,790	—	7,790
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	43	363	—	—	9	372	—	372
Withholding tax on restricted stock units	—	—	(112)	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Issuance of common shares under Employee Stock Purchase Plan	—	—	292	—	—	—	2,537	—	—	2,537	—	2,537
Share-based compensation expense	—	—	—	—	—	—	6,634	—	—	6,634	—	6,634
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	13,829	13,829	(4,569)	9,260
Cumulative translation adjustment	—	—	—	—	—	—	—	(463)	—	(463)	(549)	(1,012)
Investment by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	33,000	33,000
Balance, June 30, 2017	—	$—	29,600	$59	(5,608)	$(49,836)	$206,332	$306	$113,909	$270,770	$27,779	$298,549
The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$9,260	$(3,032)	$(7,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,188	27,303	27,547
Share-based compensation expense	6,634	4,313	4,490
Deferred income taxes, net	7,224	871	785
(Gain) loss on disposal of property and equipment	(425)	95	(103)
Impairment of long-lived assets	—	432	—
Government grant via forgiven loan	—	—	(250)
Changes in assets and liabilities:
Accounts receivable	(1,816)	12,187	(2,247)
Inventories	(7,406)	(4,674)	2,386
Other current and long-term assets	(4,584)	(310)	(517)
Accounts payable	4,515	(1,162)	3,335
Income taxes payable	(1,264)	960	(1,276)
Accrued and other liabilities	3,322	3,199	1,282
Net cash provided by operating activities	42,648	40,182	27,669
Cash flows from investing activities
Purchase of property and equipment excluding JV Company	(30,799)	(21,901)	(21,492)
Purchase of property and equipment in JV Company	(16,052)	—	—
Purchases of land use rights in JV Company	(8,737)	—	—
Proceeds from sale of property and equipment	603	—	272
(Increase) decrease in restricted cash	(33)	180	(125)
Investment in a privately held company	(600)	—	—
Net cash used in investing activities	(55,618)	(21,721)	(21,345)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	33,000	—	—
Withholding tax on restricted stock units	(2,071)	(1,036)	(539)
Proceeds from exercise of stock options and ESPP	10,699	7,371	3,007
Payment for repurchase of common shares	—	(42,081)	(5,816)
Repayments of borrowings	—	—	(13,571)
Principal payments on capital leases	(819)	(940)	(1,061)
Net cash provided by (used in) financing activities	40,809	(36,686)	(17,980)
Effect of exchange rate changes on cash and cash equivalents	95	(86)	(47)
Net increase (decrease) in cash and cash equivalents	27,934	(18,311)	(11,703)
Cash and cash equivalents at beginning of year	87,774	106,085	117,788
Cash and cash equivalents at end of year	$115,708	$87,774	$106,085

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$9	$171
Cash paid for income taxes	$2,550	$3,139	$4,813

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$23,155	$5,711	$5,728
Property and equipment acquired under capital leases	$—	$2,449	$—
Reissuance of Treasury Stock	$(9)	$233	$112

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, Taiwan, Korea, Germany and Japan.
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
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenues and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations.
For the Company's subsidiaries which use the local currency as their functional currency, including a Joint Venture Company ("JV Company"), their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity.
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
Accounts Receivable

The allowance for doubtful accounts is based on assessment of the collectability of accounts receivable from customers. The Company reviews the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The Company writes off a receivable and charges against its recorded allowance when it has exhausted its collection efforts without success.

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
Equipment and construction in progress represent equipment received but the necessary installation has not been fully performed or leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to respective asset class when fully completed and ready for their intended use.

Internal-use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs include employee costs incurred and fees paid to outside consultants for the software development and implementation. Internal developed software is amortized over its estimated useful life of five years starting from the date when it is ready for its intended use.
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
Goodwill
Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually, or whenever changes in circumstances indicate that the carrying amount of goodwill or intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. In testing for a potential impairment of goodwill, the Company first compares the carrying value of assets and liabilities to the estimated fair value. If estimated fair value is less than carrying value, then potential impairment exists. The amount of any impairment is then calculated by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. There was no indication of goodwill impairment for the fiscal year of 2017, 2016 and 2015.
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
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. Intangible assets are recorded in other long-term assets in the Company's consolidated balance sheets. There was no indication of intangible assets impairment for the fiscal year of 2017, 2016 and 2015.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the JV Company under the agreement is $330.0 million, which includes cash contribution from the Chongqing funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing funds owns 49% of the equity interest of the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.

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
Product Warranty
The Company provides a standard one-year warranty for the products from the date of purchase by the end customers. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. The Company monitors its product returns for warranty claims and maintains warranty reserves based on historical experiences and anticipated warranty claims known at the time of estimation.
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
Share-based Compensation Expense

The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant using the Black-Scholes option pricing model. Share-based compensation expense is recognized on the accelerated vesting attribution basis over the requisite service period of the award, which generally equals the vesting period.
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
The Company determined the weighted average valuation assumptions as follows:

•	Expected term is estimated the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior.

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

•	Volatility is estimated based on our historical volatility over a period equivalent to the expected term of the stock awards granted.

•	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the awards granted.

•	Dividend yield is zero as the Company has never declared or paid any dividends and currently has no intention to pay dividends in the foreseeable future.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.4 million, $0.4 million, and $0.5 million for the fiscal years ended June 30, 2017, 2016, and 2015, respectively.
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
Risks and Uncertainties
The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees, the ability to successfully operate joint venture and ultimately to sustain profitable operations. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.
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
The Company adopts a fabless to a “fab-lite” business model under which the Company allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 18.6%, 25.0% and 25.0% of the wafers used in the Company's products for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standard Updates ("ASU") ASU 2017-09, "Compensation -Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 is an update to the existing guidance to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This ASU will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not regularly modify the terms and conditions of its share-based awards and does not expect the adoption of this guidance to have a significant impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted and requires retrospective adoption.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company expects to early adopt the new standard effective July 1, 2017 by utilizing the modified retrospective adoption method.  As of June 30, 2017 the Company has $5.5 million of prepaid tax assets related to an inter-company packaging equipment transfer.  As a result of early adopting ASU 2016-16, the Company will derecognize the $5.5 million of prepaid tax assets as of July 1, 2017 with an offsetting reduction to retained earnings.  In addition, the Company will record a $6.5 million deferred tax asset and a $6.5 million valuation allowance to record the deferred tax asset related to the inter-company packaging equipment transfer book-tax differences as of July 1, 2017.

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

In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections. The effective date is consistent with the effective date of ASU 2014-09. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its analysis on the impact this guidance will have on the Company's consolidated financial statements, related disclosures, and its internal controls over financial reporting, the Company cannot reasonably estimate quantitative information at this time.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will be adopting the new standard effective July 1, 2017 and does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued an accounting standard update for a one-year deferral of the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017 and permits entities to early adopt the standard of ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its analysis on the impact this guidance will have on the Company's consolidated financial statements, related disclosures, and its internal controls over financial reporting, the Company cannot reasonably estimate quantitative information at this time.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Year Ended June 30,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,829	$(2,928)	$(7,763)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,526	22,452	26,429

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	23,526	22,452	26,429
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,300	—	—
Weighted average number of common shares used to compute diluted net income (loss) per share	24,826	22,452	26,429

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.59	$(0.13)	$(0.29)
Diluted	$0.56	$(0.13)	$(0.29)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Employee stock options and RSUs	105	3,206	3,737
ESPP	19	414	380
Total potential dilutive securities	124	3,620	4,117

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2017	2016	2015
Customer A	26.9%	23.8%	25.4%
Customer B	35.8%	37.2%	36.1%
Customer C	10.6%	12.3%	11.7%

	June 30,
Percentage of accounts receivable	2017	2016
Customer A	33.2%	21.3%
Customer B	13.2%	16.7%
Customer C	16.4%	27.2%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2017	2016
	(in thousands)
Accounts receivable	$48,039	$43,324
Less: Allowance for price adjustments	(19,599)	(16,700)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$28,410	$26,594
Inventories

	June 30,
	2017	2016
	(in thousands)
Raw materials	$32,118	$23,982
Work in-process	36,081	32,446
Finished goods	8,055	12,420
	$76,254	$68,848
Property, plant and equipment, net

	June 30,
	2017	2016
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,323
Manufacturing machinery and equipment	215,275	193,164
Equipment and tooling	13,549	12,289
Computer equipment and software	24,346	23,448
Office furniture and equipment	1,935	1,822
Leasehold improvements	29,136	28,660
	293,443	268,583
Less accumulated depreciation	(194,837)	(168,687)
	98,606	99,896
Equipment and construction in progress	40,781	16,188
Property, plant and equipment, net	$139,387	$116,084
Total depreciation expense was $27.2 million, $27.3 million and $27.4 million for fiscal year 2017, 2016 and 2015, respectively.
The gross amount of computer software recorded under capital leases was $8.2 million and $8.3 million and the related accumulated depreciation was $6.5 million and $5.6 million, respectively, at June 30, 2017 and 2016.

The Company capitalized $0.2 million, $0.2 million and 1.0 million of software development costs for fiscal year 2017, 2016 and 2015, respectively. Amortization of capitalized software development costs was $0.6 million, $0.6 million and $0.5 million for fiscal year 2017, 2016 and 2015, respectively. Unamortized capitalized software development costs at June 30, 2017 and 2016 were $1.1 million and $1.4 million, respectively.

Land use rights, net

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

	June 30,
	2017	2016
	(in thousands)
Land use right	$8,849	$—
Less accumulated depreciation	(45)	—
Land use right, Net	$8,804	$—

Total amortization of land use rights expense was $45,000, $0.0 million and $0.0 million for fiscal year 2017, 2016 and 2015, respectively.
Impairment of long-lived assets and intangible assets

The Company re-evaluates its long-lived assets, intangible assets and goodwill for impairment during the fourth quarter of every fiscal year. During the fiscal year of 2016, the Company identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment had no alternative uses, the Company recorded an asset impairment expense of approximately of $0.4 million related to these equipment. There was no impairment of long-lived assets for the fiscal year of 2017 and 2015. Also there was no indication of intangible assets for the fiscal year of 2017, 2016 and 2015.

 Other long-term assets

	June 30,
	2017	2016
	(in thousands)
Prepayments for property and equipment	$12,964	$548
Investment in a privately held company	700	100
Prepaid income tax	4,377	—
Office leases deposits	1,608	1,427
Goodwill	269	269
Intangible assets	13	15
Other	216	—
	$20,147	$2,359

Intangible assets

	June 30,
	2017	2016
	(in thousands)
Patents and exclusive technology rights	$1,248	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	2,666	2,666
Less accumulated amortization	(2,653)	(2,651)
Intangible assets, net	$13	$15

Amortization expense for intangible assets was $2,000, $2,000 and $0.1 million for the years ended June 30, 2017, 2016 and 2015, respectively.
Future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2018	$2
2019	2
2020	2
2021	2
2022	2
Thereafter	3
$13
Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

(in thousands)
Balance at June 30, 2015	$269
Addition:	—
Balance at June 30, 2016	269
Addition:	—
Balance at June 30, 2017	$269
Accrued liabilities

	June 30,
	2017	2016
	(in thousands)
Accrued compensation and benefits	$13,727	$10,211
Warranty accrual	1,866	1,495
Stock rotation accrual	1,871	1,988
Accrued professional fees	2,500	1,867
Accrued inventory	410	918
Accrued facilities related expenses	1,501	1,544
Other accrued expenses	6,511	4,567
	$28,386	$22,590

The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Beginning balance	$1,495	$1,957	$1,346
Addition	1,476	881	2,395
Released	(580)	—	—
Utilization	(525)	(1,343)	(1,784)
Ending balance	$1,866	$1,495	$1,957
The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Beginning balance	$1,988	$1,894	$1,645
Addition	4,819	6,578	5,781
Utilization	(4,936)	(6,484)	(5,532)
Ending balance	$1,871	$1,988	$1,894
Deferred margin
Deferred margin consists of the following:

	June 30,
	2017	2016
	(in thousands)
Deferred revenue	$1,232	$1,494
Deferred costs	(418)	(497)
Deferred margin	$814	$997
Capital leases
Capital lease liabilities include the following:

	June 30,
	2017	2016
	(in thousands)
Computer software	$1,650	$2,449
Exclusive technology rights	44	65
	1,694	2,514
Less current portion	(828)	(819)
Capital leases - long-term portion	$866	$1,695
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.

Future minimum lease payments at June 30, 2017 are as follows (in thousands):

Year ending June 30,
2018	$892
2019	892
Total minimum lease payments	1,784
Less amount representing interest	(90)
Total capital lease liabilities	$1,694

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

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  The Initial Capitalization is expected to be completed in stages.  The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The Company expects to commence initial packaging production upon the achievement of required milestones as set forth in the JV Agreement, including certain construction and funding milestones.

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

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and

(ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2017, the JV Company had approximately $11.5 million of down payment related to EPC Contract.

The Company began consolidating the financial statements of the JV Company in the quarter ended June 30, 2016. By August 31, 2017, the Chongqing Funds contributed $66.0 million of initial capital in cash and the Company contributed cash of $10.0 million and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company.

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2016	$242,142	$(103)	$242,039
Exercise of common stock options and release of RSUs	7,790	—	7,790
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	372	—	372
Withholding tax on restricted stock units	(2,071)	—	(2,071)
Issuance of shares under ESPP	2,537	—	2,537
Stock-based compensation expense	6,634	—	6,634
Net income (loss)	13,829	(4,569)	9,260
Cumulative translation adjustment	(463)	(549)	(1,012)
Contributions from noncontrolling interest	—	33,000	33,000
Balance, June 30, 2017	$270,770	$27,779	$298,549

7. Shareholders' Equity
Common Shares
The Company's bye-laws, as amended, authorized the Company to issue 50,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of shares outstanding. No dividends had been declared as of June 30, 2017.
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
During fiscal year 2017, the Company did not repurchase any shares pursuant to the repurchase program. During fiscal years 2016 and 2015, the Company repurchased an aggregate of 4,695,499 shares and 666,230 shares, respectively, from the open market for a total cost of approximately $41.8 million and $5.8 million, excluding fees and related expenses, at an average price of $8.90 and $8.70 per share, respectively.
As of June 30, 2017, the Company had repurchased an aggregate of 5,723,093 shares for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 114,954 shares with a weighted average repurchase price of $10.86 per share, were reissued at an average price of $5.91 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2017, $6.4 million remain available under the share repurchase program.
Convertible Preferred Shares
On May 4, 2010, concurrent with the closing of the Company's initial public offering, all of the Company's outstanding preferred shares including 5,050,000 Series A convertible preferred shares, 2,488,094 Series B convertible preferred shares and 3,174,000 Series C convertible preferred shares, were automatically converted into 10,712,094 shares of common shares and the then-existing classes of preferred stock ceased to exist. At June 30, 2017 and 2016, the Company had no preferred shares outstanding and had 10,000,000 authorized undesignated preferred shares.

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
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the 2009 Plan shall automatically increase in January each calendar year during the term of the 2009 Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 707,830 shares, 668,915 shares and 750,000 shares for the years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017, 2,868,000 shares were available for grant under the 2009 Plan.
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
A summary of the stock option activities under the 2000 Plan and 2009 Plan is as follows:

			Weighted	Weighted
		Weighted	Average	Average
		Average	Grant Date	Remaining
	Number of	Exercise Price	Fair Value	Contractual	Aggregate
	Shares	Per Share	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2014	3,238,784	$10.28		5.79
Granted	10,000	$9.07	$4.42
Exercised	(269,861)	$5.22			$1,088,061
Canceled or forfeited	(142,706)	$10.08
Outstanding at June 30, 2015	2,836,217	$10.77		4.64
Granted	—	$—	$—
Exercised	(666,445)	$8.36			$1,746,173
Canceled or forfeited	(310,512)	$12.34
Outstanding at June 30, 2016	1,859,260	$11.37		4.71
Granted	—	$—	$—
Exercised	(693,393)	$11.76			$5,681,783
Canceled or forfeited	(112,500)	$12.72
Outstanding at June 30, 2017	1,053,367	$10.98		4.43	$6,212,660
Options vested and expected to vest	1,049,518	$10.99		4.42	$6,177,821
Exercisable at June 30, 2017	947,949	$11.36		4.21	$5,253,632

The aggregate intrinsic value for options outstanding at June 30, 2017 in the table above is based on the Company’s common stock closing price on June 30, 2017.

Information with respect to stock options outstanding and exercisable as of June 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.21 - $7.21	6,875	6.58	$7.21	6,875	$7.21
$7.44 - $7.44	347,638	6.71	$7.44	257,637	$7.44
$7.47 - $9.90	235,150	4.84	$8.68	219,733	$8.71
$10.50 - $13.00	233,704	2.18	$12.63	233,704	$12.63
$14.14 - $18.00	230,000	2.80	$17.11	230,000	$17.11
$7.21 - $18.00	1,053,367	4.43	$10.98	947,949	$11.36

The Company did not grant any stock options during the fiscal years ended June 30, 2017 and 2016. The fair value of stock options granted during the year ended June 30, 2015 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended June 30,
	2017	2016	2015
Volatility rate	—%	—%	40.9% - 43.5%
Risk-free interest rate	—%	—%	1.6% - 1.8%
Expected option life	—	—	5.5 years
Dividend yield	—%	—%	—%
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2014	656,374	$8.40	1.77	$6,084,587
Granted	493,622	$8.92
Vested	(213,180)	$8.65
Forfeited	(62,870)	$8.35
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	466,255	$11.28
Vested	(301,695)	$10.97
Forfeited	(105,443)	$8.85
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	616,719	$18.07
Vested	(364,567)	$8.34
Forfeited	(40,350)	$12.75
Nonvested at June 30, 2017	1,144,865	$14.11	1.76	$19,084,900
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
The Company initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 176,957 shares, 167,229 shares and 192,000 shares for the years ended June 30, 2017, 2016 and 2015, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2017	2016	2015
Volatility rate	39.1% - 44.7%	32.2% - 34.8%	31.4% - 50.0%
Risk-free interest rate	0.6% - 1.3%	0.3% - 0.9%	0.1% - 0.6%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2017, 2016 and 2015 was $6.11, $2.85 and $2.80 per share, respectively.
Share-based Compensation Expenses

In March 2017, the Company granted certain performance-based RSUs (“PRSUs”) to its key personnel. The number shares of PRSU were determined based on the level of attainment of predetermined financial goals. The PRSU will vest in four equal annual installments from March 15, 2018 if certain predetermined financial goals were met. The Company recorded approximately $0.5 million of expenses for these PRSUs during the years ended June 30, 2017 based on 170,000 PRSU grants.
The total share-based compensation expense related to stock options, ESPP and RSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Cost of goods sold	$1,041	$636	$669
Research and development	1,361	1,115	779
Selling, general and administrative	4,232	2,562	3,042

	$6,634	$4,313	$4,490
Total unrecognized share-based compensation expense as of June 30, 2017 was $9.5 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.7 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2017.
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

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2017	2016	2015
		(in thousands)
U.S. federal taxes:
Current	$1,043	$152	$66
Deferred	(325)	650	852
Non-U.S. taxes:
Current	(4,615)	3,382	3,059
Deferred	7,548	(169)	(15)
State taxes, net of federal benefit:
Current	1	6	(65)

Total provision for income taxes	$3,652	$4,021	$3,897
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2017	2016	2015
United States statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	—	0.4	1.2
Stock based compensation	(0.4)	(0.4)	0.4
Foreign taxes, net	(0.7)	440.3	(145.7)
Research and development credit	(4.9)	(69.3)	10
Non-deductible expenses	0.2	1.7	(0.7)
Other	0.1	(0.1)	—
	28.3%	406.6%	(100.8)%
The domestic and foreign components of income (loss) before taxes are:

	Year Ended June 30,
	2017	2016	2015
		(in thousands)
U.S. operations	$4,016	$4,259	$4,614
Non-U.S. operations	8,896	(3,270)	(8,480)
Income (loss) before income taxes	$12,912	$989	$(3,866)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,322	$2,267
Net operating loss carryforwards	1,509	67
Depreciation	4,533	10,345
Tax credits	6,309	6,069
Capitalized Costs	412	—
Accruals and reserves	1,038	934
Total deferred tax assets	16,123	19,682
Valuation allowance	(6,178)	(2,894)
Total deferred tax assets, net of valuation allowance	9,945	16,788
Deferred tax liabilities:
Depreciation and amortization	(7,979)	(7,388)
Accruals and reserves	(31)	(241)
Total deferred tax liabilities	(8,010)	(7,629)
Net deferred tax assets	$1,935	$9,159
The breakdown between current and non-current deferred tax assets and liabilities is as follows:

	June 30,
	2017	2016
	(in thousands)
Long-term deferred tax assets	$4,594	$12,132
Long-term deferred tax liabilities	(2,659)	(2,973)

Net deferred tax assets	$1,935	$9,159

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company.  As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which is amortized to tax expense over the useful life of the assets.  As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and other long-term assets on the Company’s balance sheet, respectively.
At June 30, 2017 and 2016, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $3.3 million and $2.8 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryforwards. Furthermore, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related deferred tax assets of the JV Company totaling $2.9 million and $0.1 million as of June 30, 2017 and 2016, respectively.  The Company intends to maintain a valuation allowance equal to the JV Company’s net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At June 30, 2017, the Company had federal tax credit carryforwards of approximately $2.8 million. The federal tax credits begin to expire in 2031, if not utilized. At June 30, 2017, the Company had no state net operating loss carryforwards and had tax credit carryforwards of approximately $5.2 million.  Approximately $0.4 million of the state tax credits begin to expire in 2018, if not utilized. The remaining $4.8 million of the state tax credits carryforward indefinitely. At June 30, 2017, the JV Company had $10.1 million of net operating loss carryforwards which begin to expire in 2021, if not utilized.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2017, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $91.9 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
At June 30, 2017, the Company had approximately $6.6 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2014 to June 30, 2017 is as follows:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$6,743	$6,412	$6,760
Additions based on tax positions related to the current year	401	388	297
Additions (reductions) based on tax positions related to prior years	(4)	—	4
Reductions due to lapse of applicable statute of limitations	(551)	(57)	(649)

Balance at end of year	$6,589	$6,743	$6,412
At June 30, 2017, the total unrecognized tax benefits of $6.6 million included $5.8 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $0.8 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2017.
The total unrecognized tax benefits of $6.6 million at June 30, 2017 included $4.0 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.2 million reduction to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2017 was $0.1 million, of which $(0.1) million was recognized in the year ended June 30, 2017. The amount of interest and penalties accrued at June 30, 2016 was $0.3 million, of which $0.3 million was recognized in the year ended June 30, 2016.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2017 remain open to examination by U.S. federal and state tax authorities. The tax years 2010 to 2017 remain open to examination by foreign tax authorities.
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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of June 30, 2017. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Hong Kong	$315,223	$290,555	$277,825
China	59,360	37,444	42,103
South Korea	1,505	1,960	2,253
United States	4,037	3,110	2,942
Other countries	3,212	2,592	2,812
	$383,337	$335,661	$327,935
The following is a summary of revenue by product type:

	Year Ended June 30,
	2017	2016	2015
	(in thousands)
Power discrete	$288,788	$252,063	$248,716
Power IC	82,389	69,344	63,529
Packaging and testing services	12,160	14,254	15,690
	$383,337	$335,661	$327,935

Long-lived assets, consisting of property, plant and equipment and land use rights, net by geographical area are as follows:

	June 30,
	2017	2016
	(in thousands)
China	$85,691	$64,272
United States	61,787	51,214
Other countries	713	598
	$148,191	$116,084

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2017 and 2016, such restricted portion amounted to approximately $140.1 million and $84.2 million, or 51.7% and 34.8%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2023. Rent expense related to the Company's operating leases was $3.4 million, $3.5 million and $3.5 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2017 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2018	$3,582
2019	2,921
2020	2,398
2021	226
2022	6
Thereafter	1
$9,134
Purchase commitments
As of June 30, 2017 and 2016, the Company had approximately $25.7 million and $39.6 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2017 and 2016, the Company had approximately $69.2 million, primarily for the JV Company, and $6.6 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2017 and 2016.
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

Joint Venture

In March 2016, the Company executed the JV Agreement with the Chongqing Funds to form a joint venture for the construction of a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Company expects to commence initial packaging production upon the achievement of specified milestones as set forth in the JV Agreement, including certain construction and funding milestones.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. As of June 30, 2017, we had approximately $11.5 million of down payment related to the EPC Contract.

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

14. Subsequent Event

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022, and Jireh may draw down the loan at any time during the first year.  After the first year, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  Loan accrue interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin based on the outstanding balance of the loans.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million during the next 24 months based on the payment schedule as set forth in the agreement.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,717	$8,051
Accounts receivable - Intercompany	18,253	13,385
Other current assets	402	268
Total current assets	31,372	21,704
Property, plant and equipment, net	806	1,308
Other long-term assets	100	100
Investment in subsidiaries	267,193	219,594
Total assets	$299,471	$242,706

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$922	$667
Total liabilities	922	667
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2017 and 2016	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares; issued and outstanding: 29,600 shares and 23,992 shares at June 30, 2017 and 28,405 shares and 22,754 shares at June 30, 2016	59	57
Treasury shares at cost; 5,608 shares at June 30, 2017 and 5,651 shares at June 30, 2016	(49,836)	(50,199)
Additional paid-in capital	206,332	191,444
Accumulated other comprehensive income	306	769
Retained earnings	113,909	100,071
Total Alpha and Omega Semiconductor Limited shareholder's equity	270,770	242,142
Noncontrolling interest	27,779	(103)
Total equity	298,549	242,039
Total liabilities and equity	$299,471	$242,706

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Revenue	$3,772	$3,345	$3,332
Cost of revenue	—	—	—
Gross profit	3,772	3,345	3,332

Operating expenses:
Selling, general and administrative	3,938	3,438	3,477
Total operating expenses	3,938	3,438	3,477
Operating loss	(166)	(93)	(145)

Interest income	20	7	7
Interest expense	—	—	(2)
Income (loss) on equity investment in subsidiaries	9,406	(2,946)	(7,623)
Net loss including noncontrolling interest	9,260	(3,032)	(7,763)
Net loss attributable to noncontrolling interest	(4,569)	(104)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,829	$(2,928)	$(7,763)
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2017	2016	2015
Net income (loss) including noncontrolling interest	$9,260	(3,032)	$(7,763)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(1,012)	(135)	(128)
Comprehensive income (loss)	8,248	(3,167)	(7,891)
Noncontrolling interest	(5,118)	(103)	—
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$13,366	$(3,064)	$(7,891)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$9,260	$(3,032)	$(7,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	469	545	587
Share-based compensation expense	428	190	242
Equity in net (income) loss of subsidiaries	(9,406)	2,946	7,623
Other	33	—	—
Changes in assets and liabilities:
Accounts receivable - intercompany	(4,868)	25,620	15,664
Other current assets	(134)	23	26
Accounts payable and accrued liabilities	256	174	(101)
Net cash provided by (used in) operating activities	(3,962)	26,466	16,278
Cash flows from investing activities
Purchase of property and equipment	—	(67)	(625)
Net cash used in investing activities	—	(67)	(625)
Cash flows from financing activities
Withholding tax on restricted stock units	(2,071)	(1,036)	(539)
Proceeds from exercise of stock options and ESPP	10,699	7,371	3,007
Payment for repurchase of common shares	—	(42,080)	(5,816)
Principal payments on capital leases	—	—	(95)
Net cash provided by (used in) financing activities	8,628	(35,745)	(3,443)
Net increase (decrease) in cash and cash equivalents	4,666	(9,346)	12,210
Cash and cash equivalents at beginning of year	8,051	17,397	5,187
Cash and cash equivalents at end of year	$12,717	$8,051	$17,397

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
3. Commitments and contingencies

In March 2016, the Company executed the JV Agreement with the Chongqing Funds to form a joint venture for the construction of a new state-of -the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing. The Company expects to commence initial packaging production as soon as the required milestones, including certain construction and funding milestones, have been met, and there is no assurance that we can meet these milestones in a timely manner.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. As of June 30, 2017, we had approximately $11.5 million of down payment related to the EPC Contract.
For a discussion of the Company’s commitments and contingencies, see Note 13 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2014	$30	$14,563	$2,395
Additions	—	87,189	305
Reductions	—	(82,314)	—

June 30, 2015	30	19,438	2,700
Additions	—	90,967	194
Reductions	—	(93,705)	—

June 30, 2016	30	16,700	2,894
Additions	—	113,970	3,284
Reductions	—	(111,071)	—
June 30, 2017	$30	$19,599	$6,178

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 2017

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	September 5, 2017
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	September 5, 2017
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	September 5, 2017
Yueh-Se Ho, Ph.D.

/s/ LUCAS S. CHANG	Director	September 5, 2017
Lucas S. Chang

/s/ ROBERT I. CHEN	Director	September 5, 2017
Robert I. Chen

/s/ KING OWYANG	Director	September 5, 2017
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	September 5, 2017
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	September 5, 2017
Michael J. Salameh

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3(+)	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4(+)	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
10.5(+)
Form of Restricted Share Unit Issuance Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.5 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.6(+)	Employee Share Purchase Plan (incorporated by reference to Exhibit 10.15 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.7††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.8††
First Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.9††
Second Addendum to Foundry Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.10††
Foundry Service Agreement dated as of November 2, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.11
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.12††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.13††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation(incorporated by reference to Exhibit 10.15 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.14
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Frontek Technology Corporation (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.15
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.16††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.17††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.18
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Promate Electronic Co., Ltd (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.19
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.20
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.21(+)
Form of Employment Agreement between the Registrant and Mike F. Chang (incorporated by reference to Exhibit 10.13 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.22(+)	Form of Retention Agreement (incorporated by reference to Exhibit 10.14 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.23(+)	Form of Restricted Shares Purchase Agreement (incorporated by reference to Exhibit 10.21 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.24
Third Addendum to Foundry Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.25(+)	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.26(+)	Summary of Fiscal Year 2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)
10.27(+)
Form of Director's Share Option Agreement under the Automatic Grant Program (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No: 001-34717)filed with the Commission on November 6, 2013)

10.28(+)
Amendment to Automatic Grant Program for Non-Employee Directors under the 2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)

10.29(+)	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)
10.30(+)	Summary of Fiscal Year 2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2014)
10.31††
Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited, dated as of March 29, 2016, between the Company, certain subsidiaries of the Company and Chongqing Funds (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2016)

10.32 (+)
Alpha and Omega Semiconductor Limited Calendar Year 2016 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2016)

10.33 (+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2017)
10.34 (+)
Alpha and Omega Semiconductor Limited 2017 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.35††
Engineering, Procurement and Construction Contract (the “EPC Contract”) between Chongqing Alpha and Omega Semiconductor Limited and The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.36††
Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

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
* Filed with this Annual Report on Form 10-K.
† Confidential treatment has been requested for certain information in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
†† Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+) Indicates management contract or compensatory plan or arrangement.