Form 10-Q
period 2017-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2017-11-09
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2017: 23,875,051

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$180,165	$115,708
Restricted cash	1,033	221
Accounts receivable, net	25,406	28,410
Inventories	79,187	76,254
Other current assets	6,415	4,883
Total current assets	292,206	225,476
Property, plant and equipment, net	158,973	139,387
Intangible assets, net	13,003	282
Land use rights, net	8,941	8,804
Deferred income tax assets - long-term	4,568	4,594
Other long term assets	14,891	19,865
Total assets	$492,582	$398,408
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,140	$63,134
Accrued liabilities	37,321	28,386
Income taxes payable	2,393	1,748
Deferred margin	942	814
Capital leases	837	828
Total current liabilities	101,633	94,910
Income taxes payable - long-term	931	922
Deferred income tax liabilities	2,736	2,659
Capital leases - long-term	659	866
Other long term liabilities	462	502
Total liabilities	106,421	99,859
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at September 30, 2017 and June 30, 2017	—	—
Common shares, par value $0.002 per share:
Authorized: 50,000 shares, issued and outstanding: 29,640 shares and 24,038 shares, respectively at September 30, 2017 and 29,600 shares and 23,992 shares, respectively at June 30, 2017	59	59
Treasury shares at cost, 5,602 shares at September 30, 2017 and 5,608 shares at June 30, 2017	(49,791)	(49,836)
Additional paid-in capital	208,336	206,332
Accumulated other comprehensive income	673	306
Retained earnings	113,238	113,909
Total Alpha and Omega Semiconductor Limited shareholder's equity	272,515	270,770
Noncontrolling interest	113,646	27,779
Total equity	386,161	298,549
Total liabilities and equity	$492,582	$398,408

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2017	2016
Revenue	$104,858	$97,362
Cost of goods sold	77,328	75,418
Gross profit	27,530	21,944
Operating expenses
Research and development	8,325	7,019
Selling, general and administrative	14,615	11,183
Total operating expenses	22,940	18,202
Operating income	4,590	3,742
Interest income and other income (loss), net	40	(49)
Interest expense	(17)	(26)
Net income before income taxes	4,613	3,667
Income tax expense	1,274	1,237
Net income including noncontrolling interest	3,339	2,430
Net loss attributable to noncontrolling interest	(1,461)	(877)
Net income attributable to Alpha and Omega Semiconductor Limited	$4,800	$3,307
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.20	$0.14
Diluted	$0.19	$0.14
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	24,021	23,031
Diluted	24,960	24,413

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2017	2016
Net income including noncontrolling interest	$3,339	$2,430
Other comprehensive income, net of tax
Foreign currency translation adjustment	701	70
Comprehensive income	4,040	2,500
Noncontrolling interest	(1,127)	(898)
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$5,167	$3,398

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	3,339	$2,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,978	6,503
Share-based compensation expense	2,008	1,316
Deferred income taxes, net	103	6,645
(Gain) loss on disposal of property and equipment	11	(377)
Changes in assets and liabilities:
Accounts receivable, net	3,004	(465)
Inventories	(2,932)	(1,170)
Other current and long-term assets	(3,202)	(5,690)
Accounts payable	(70)	(2,804)
Income taxes payable	655	327
Accrued and other liabilities	2,356	2,582
Net cash provided by operating activities	12,250	9,297
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(7,118)	(5,306)
Purchases of property and equipment in JV Company	(21,171)	(3,331)
Purchases of land use rights in JV Company	—	(8,737)
Purchase of intangible assets	(5,720)	—
Proceeds from sale of property and equipment	—	417
Increase in restricted cash	(812)	(37)
Net cash used in investing activities	(34,821)	(16,994)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	86,994	33,000
Withholding tax on restricted stock units	(129)	(132)
Proceeds from exercise of stock options	179	6,011
Principal payments on capital leases	(198)	(215)
Net cash provided by financing activities	86,846	38,664
Effect of exchange rate changes on cash and cash equivalents	182	33
Net increase in cash and cash equivalents	64,457	31,000
Cash and cash equivalents at beginning of period	115,708	87,774
Cash and cash equivalents at end of period	$180,165	$118,774

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$23,894	$5,226
Re-issuance of treasury stock	$(9)	$10

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. The condensed consolidated balance sheet at June 30, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement is $330.0 million, which includes cash contributions from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. The Company owns 51% and the Chongqing Funds own 49% of the equity interest of the Joint Venture. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has a controlling financial interest.
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
Comprehensive Income (Loss)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).  The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the new revenue standards in its first quarter of fiscal year 2019 utilizing the modified retrospective method. While the Company is still in the process of completing its analysis on the impact this guidance will have on the Company's consolidated financial statements, related disclosures, and its internal controls over financial reporting, the Company cannot reasonably estimate quantitative information at this time.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$4,800	$3,307

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	24,021	23,031
Diluted:
Weighted average number of common shares used to compute basic net income per share	24,021	23,031
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	939	1,382
Weighted average number of common shares used to compute diluted net income per share	24,960	24,413
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.20	$0.14
Diluted	$0.19	$0.14
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Employee stock options and RSUs	172	247
ESPP	90	—
Total potential dilutive securities	262	247

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2017	2016
Customer A	27.5%	24.2%
Customer B	33.9%	36.5%
Customer C	*	13.9%
* Less than 10%

	September 30, 2017	June 30, 2017
Percentage of accounts receivable
Customer A	31.3%	33.2%
Customer B	12.6%	13.2%
Customer C	21.0%	16.4%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	September 30, 2017	June 30, 2017
	(in thousands)
Accounts receivable	$45,742	$48,039
Less: Allowance for price adjustments	(20,306)	(19,599)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$25,406	$28,410

Inventories:

	September 30, 2017	June 30, 2017
	(in thousands)
Raw materials	$33,717	$32,118
Work in-process	37,076	36,081
Finished goods	8,394	8,055
	$79,187	$76,254

Property, plant and equipment, net:

	September 30, 2017	June 30, 2017
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,325
Manufacturing machinery and equipment	230,559	215,275
Equipment and tooling	14,310	13,549
Computer equipment and software	24,804	24,346
Office furniture and equipment	1,856	1,935
Leasehold improvements	29,278	29,136
	310,009	293,443
Less accumulated depreciation	(202,984)	(194,837)
	107,025	98,606
Equipment and construction in progress	51,948	40,781
Property, plant and equipment, net	$158,973	$139,387

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets, net:

	September 30, 2017	June 30, 2017
	(in thousands)
License fees	$13,969	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	15,387	2,666
Less accumulated amortization	(2,653)	(2,653)
	12,734	13
Goodwill	269	269
Intangible assets, net	$13,003	$282
Land use rights, net:

	September 30, 2017	June 30, 2017
	(in thousands)
Land use rights	$9,032	$8,849
Less accumulated amortization	(91)	(45)
Land use rights, net	$8,941	$8,804
Other long-term assets:

	September 30, 2017	June 30, 2017
	(in thousands)
Prepayments for property and equipment	$11,800	$12,964
Investment in a privately held company	700	700
Prepaid income tax	—	4,377
Office leases deposits	2,000	1,608
Other	391	216
	$14,891	$19,865
Accrued liabilities:

	September 30, 2017	June 30, 2017
	(in thousands)
Accrued compensation and benefits	$15,090	$13,727
Warranty accrual	1,622	1,866
Stock rotation accrual	1,994	1,871
Accrued professional fees	1,795	2,500
Accrued inventory	608	410
Accrued facilities related expenses	1,719	1,501
Accrued license fees	7,000	—
Other accrued expenses	7,493	6,511
	$37,321	$28,386

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Beginning balance	$1,866	$1,495
Additions (Reductions)	(237)	1,491
Utilization	(7)	(48)
Ending balance	$1,622	$2,938
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Beginning balance	$1,871	$1,988
Additions	791	1,626
Utilization	(668)	(1,599)
Ending balance	$1,994	$2,015

5. Debt

On August 15, 2017, the Company's Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022, and Jireh may draw down the loan at any time during the first year.  After the first year, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. As of September 30, 2017, the Company recorded approximately $0.1 million of transaction costs and had no outstanding balance of the loan.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  The Initial Capitalization is expected to be completed in stages.  The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The Company expects the JV Company to commence initial production in mid-calendar year 2018.

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
As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of September 30, 2017, the JV Company paid approximately $30.1 million under the EPC Contract.

The Company began consolidating the financial statements of the JV Company in the quarter ended June 30, 2016. The Chongqing Funds contributed $87.0 million initial capital in cash during the three months ended September 30, 2017. As of September 30, 2017, the Chongqing Funds contributed an aggregate of $120.0 million of initial capital in cash and the Company contributed cash of $10.0 million and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2017	$270,770	$27,779	$298,549
Exercise of common stock options and release of RSUs	234	—	234
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	(55)	—	(55)
Withholding tax on restricted stock units	(129)	—	(129)
Stock-based compensation expense	2,008	—	2,008
Net income (loss)	4,800	(1,461)	3,339
Deferred tax asset related to ASU 2016-16 adoption	(5,480)	—	(5,480)
Cumulative translation adjustment	367	334	701
Contributions from noncontrolling interest	—	86,994	86,994
Balance, September 30, 2017	$272,515	$113,646	$386,161

7. Shareholders' Equity and Share-based Compensation
Share Repurchase

In September 2017, the Board of Directors terminated the repurchase program that was previously approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

During the three months ended September 30, 2017, the Company did not repurchase any shares pursuant to the Repurchase Program or the prior repurchase program.  Since the inception of the prior repurchase program in 2010, the Company repurchased an aggregate of 5,723,093 shares from the open market including shares purchased in the Tender Offer for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 5,723,093 repurchased shares, 120,504 shares with a weighted average repurchase price of $10.73 per share, were reissued at an average price of $6.09 per share pursuant to option exercises and vested restricted share units. As of September 30, 2017, $30.0 million remained available under the Repurchase Program.
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2017. Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's stock option activities for the three months ended September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2017	1,053,367	$10.98	4.43	$6,212,660
Granted	—	$—
Exercised	(18,265)	$9.79		$112,089
Canceled or forfeited	—	$—
Outstanding at September 30, 2017	1,035,102	$11.00	4.24	$5,930,320
Options vested and expected to vest	1,033,779	$11.00	4.24	$5,918,653
Exercisable at September 30, 2017	964,685	$11.25	4.09	$5,303,664
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the three months ended September 30, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2017	1,144,865	$14.11	1.76	$19,084,900
Granted	20,176	$16.48
Vested	(36,366)	$13.98
Forfeited	(9,875)	$14.09
Nonvested at September 30, 2017	1,118,800	$14.16	1.56	$18,449,012
RSUs vested and expected to vest	1,001,288		1.49	$16,511,235
The fair value of RSU is based on the market price of the Company's share on the date of grant.

In March 2017, the Company granted 170,000 performance-based RSUs (“PRSUs”) to its key personnel. The number shares to be issued under the PRSU will be determined based on the level of attainment of predetermined financial goals. The PRSU will vest in four equal annual installments from March 15, 2018 if certain predetermined financial goals were met. The Company recorded approximately $0.2 million of expenses for these PRSUs in the three months ended September 30, 2017.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2017
Volatility rate	44.7%
Risk-free interest rate	1.0% - 1.3%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Cost of goods sold	$316	$195
Research and development	362	360
Selling, general and administrative	1,330	761
	$2,008	$1,316
As of September 30, 2017, total unrecognized compensation cost under the Company's equity plans was $8.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

8. STMicro License

On September 5, 2017, the Company entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of, approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of September 30, 2017, the Company recorded $12.7 million in intangible assets, of which $5.6 million was paid to STMicro.

9. Income Taxes
For the three months ended September 30, 2017, the Company recognized income tax expense of approximately $1.3 million, of which $0.4 million was related to a discrete tax expense for an intercompany asset transfer. For the three months ended September 30, 2016, the Company recognized income tax expense of approximately $1.2 million. Excluding the discrete income tax expense, the estimated effective tax rate for the three months ended September 30, 2017 was 19.1% compared to 32.9% for the three months ended September 30, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current quarter and the same period of last year.

During the quarter ended September 30, 2016, the Company contributed certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which was amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and other long-term assets on the Company's balance sheet, respectively. On July 1, 2017, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-entity asset transfer with the JV Company, with an offsetting reduction to retained earnings.  Because the JV Company has a full valuation allowance, there was no change to the Company’s net deferred tax assets.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2017 remain open to examination by U.S. federal and state tax authorities. The tax years 2010 to 2017 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2017, the gross amount of unrecognized tax benefits was approximately $6.7 million, of which $4.1 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of September 30, 2017. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Hong Kong	$85,230	$82,835
China	17,120	12,442
South Korea	287	366
United States	1,378	894
Other Countries	843	825
	$104,858	$97,362
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Power discrete	$83,678	$71,428
Power IC	18,097	22,998
Packaging and testing services	3,083	2,936
	$104,858	$97,362

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	September 30, 2017	June 30, 2017
	(in thousands)
China	$103,187	$85,691
United States	64,014	61,787
Other Countries	713	713
	$167,914	$148,191

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies
Purchase Commitments
As of September 30, 2017 and June 30, 2017, the Company had approximately $38.7 million and $25.7 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $65.5 million and $69.2 million, respectively, of capital commitments for the purchase of property and equipment.
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

As of September 30, 2017, the Chongqing Funds contributed an aggregate of $120.0 million of initial capital in cash and the Company contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The Company expects the JV Company to commence initial production in mid-calendar year 2018.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of September 30, 2017, the JV Company paid approximately $30.1 million under the EPC Contract.

STMicro License

On September 5, 2017, the Company entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of, approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of September 30, 2017, the Company recorded $12.7 million in intangible assets, of which $5.6 million was paid to STMicro.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2017 and June 30, 2017.
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
This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on September 5, 2017.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,700 products, and has grown with the introduction of 80 new products during the fiscal year ended June 30, 2017, and over 90 new products during each of the fiscal years ended June 30, 2016 and 2015. During the three months ended September 30, 2017, we introduced an additional 41 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 688 patents and 121 patent applications in the United States as of September 30, 2017. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement, approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of September 30, 2017, we recorded $12.7 million in intangible assets, of which $5.6 million was paid to STMicro.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which will be completed in stages. As of September 30, 2017, the Chongqing Funds contributed a total of $120.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. We expect the JV Company to commence initial production in mid-calendar year 2018. During the three months ended September 30, 2017, we recorded $1.5 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. In the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, and enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees will be paid by JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of September 30, 2017, the JV Company paid approximately $30.1 million under the EPC Contract.

During the first quarter of fiscal year of 2018, we released OTF190A60L, the first product in the new αMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications.  We also introduced AOZ5131QI, the latest generation of power modules. The new device enables high power-density voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. In addition, we expanded our recently launched fast turn-off switched 650V H-series IGBT family with a 1200V rating. The new AOK40B120H1has been developed to address needs of industrial welding and high-frequency converters with 3-phase ac or high voltage dc input. The device offers excellent performance in high switching frequency applications, which can be a perfect fit for high voltage industrial welding machine.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 38.8% and 35.9% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab.  If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, we expect that in the long term our joint venture agreement with the Chongqing Funds will reduce our costs of manufacturing. However, our manufacturing costs may increase in the short term prior to the commencement of operation of the JV Company, because we may be required to incur additional costs to acquire packaging and testing capacity in order make up for the reduced capacity during the period in which we transfer our equipment from Shanghai to Chongqing. Furthermore, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from fully meeting the demand of our customers. While we can mitigate such constraints by increasing capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.

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

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. We expect the JV Company to commence initial production in mid-calendar year 2018. However, there is no guarantee that the JV Company will commence timely or at all, and we may experience delays in the construction of the facility. Even if we are able to commence JV operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

During the quarter ended September 30, 2016, we contributed certain packaging equipment as required by the JV Agreement by transferring the legal title of such equipment to the JV Company. As a result of the transfer, we reduced our deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which was amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and other long-term assets on our balance sheet, respectively. On July 1, 2017, we adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-entity asset transfer with the JV Company, with an offsetting reduction to retained earnings.  Because the JV Company has a full valuation allowance, there was no change to our net deferred tax assets.
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2017 and 2016. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(% of revenue)
Revenue	$104,858	$97,362	100.0%	100.0%
Cost of goods sold	77,328	75,418	73.7%	77.5%
Gross profit	27,530	21,944	26.3%	22.5%
Operating expenses
Research and development	8,325	7,019	7.9%	7.2%
Selling, general and administrative	14,615	11,183	13.9%	11.5%
Total operating expenses	22,940	18,202	21.8%	18.7%
Operating income	4,590	3,742	4.5%	3.8%
Interest income and other income (loss), net	40	(49)	—%	(0.1)%
Interest expense	(17)	(26)	—%	—%
Net income before income taxes	4,613	3,667	4.5%	3.7%
Income tax expense	1,274	1,237	1.2%	1.3%
Net income including noncontrolling interest	3,339	2,430	3.3%	2.4%
Net loss attributable to noncontrolling interest	(1,461)	(877)	(1.4)%	(0.9)%
Net income attributable to Alpha and Omega Semiconductor Limited	$4,800	$3,307	4.7%	3.3%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(% of revenue)
Cost of goods sold	$316	$195	0.3%	0.2%
Research and development	362	360	0.3%	0.4%
Selling, general and administrative	1,330	761	1.3%	0.8%
Total	$2,008	$1,316	1.9%	1.4%

Three Months Ended September 30, 2017 and 2016
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$83,678	$71,428	$12,250	17.2%
Power IC	18,097	22,998	(4,901)	(21.3)%
Packaging and testing services	3,083	2,936	147	5.0%
	$104,858	$97,362	$7,496	7.7%

Total revenue was $104.9 million for the three months ended September 30, 2017, an increase of $7.5 million, or 7.7%, as compared to $97.4 million for the same quarter last year. The increase was primarily due to an increase of $12.3 million and $0.1 million in sales of power discrete products and packaging and testing services, respectively, partially offset by a decrease of $4.9 million in sales of power IC products. The net increase in power discrete and power IC product sales was primarily due to a 5.0% increase in unit shipments, as well as a 2.6% increase in average selling price as compared to the same quarter last year due to a shift in product mix. The increase in revenue of packaging and testing services revenue for the three months ended September 30, 2017 as compared to the same quarter last year was primarily due to increased demand.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$77,328	$75,418	$1,910	2.5%
Percentage of revenue	73.7%	77.5%

Gross profit	$27,530	$21,944	$5,586	25.5%
Percentage of revenue	26.3%	22.5%

Cost of goods sold was $77.3 million for the three months ended September 30, 2017, an increase of $1.9 million, or 2.5%, as compared to $75.4 million for the same quarter last year. The increase was primarily due to increased unit shipments. The increase was partially offset by the overall manufacturing cost reduction due to improved factory utilization as compared to the same quarter last year. Gross margin increased by 3.8 percentage points to 26.3% for the three months ended September 30, 2017 as compared to 22.5% for the same quarter last year. The increase in gross margin was primarily due to increased average selling prices due to a shift in product mix and higher factory utilization during the three months ended September 30, 2017.
Research and development expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$8,325	$7,019	$1,306	18.6%
Research and development expenses were $8.3 million for the three months ended September 30, 2017, an increase of $1.3 million, or 18.6%, as compared to $7.0 million for the same quarter last year. The increase was primarily attributable to a $0.8 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses, and a $0.5 million increase in product prototyping engineering expense as a result of increased engineering activities in the current quarter.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$14,615	$11,183	$3,432	30.7%
Selling, general and administrative expenses were $14.6 million for the three months ended September 30, 2017, an increase of $3.4 million, or 30.7%, as compared to $11.2 million for the same quarter last year. The increase was primarily attributable to a $2.6 million increase in employee compensation and benefit expenses mainly due to increased headcount and higher bonus expenses, a $0.6 million increase in share-based compensation expense due to increased grant of equity awards, a $0.1 million increase in consulting fees primarily due to increased recruiting costs, as well as a $0.1 million increase in audit and tax consulting fees due to increased consulting activities during the current quarter.
Interest income and others, net

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$40	$(49)	$89	(181.6)%
Interest income and others, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and other loss, net during the three months ended September 30, 2017 as compared to the same quarter last year was primarily due to lower foreign exchange losses as a result of recent appreciation of USD against RMB.
Income tax expense

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,274	$1,237	$37	3.0%

For the three months ended September 30, 2017, we recognized income tax expense of approximately $1.3 million, of which $0.4 million was related to a discrete tax expense for an intercompany asset transfer. For the three months ended September 30, 2016, we recognized income tax expense of $1.2 million. Excluding the discrete income tax expense, the estimated effective tax rate for the three months ended September 30, 2017 was 19.1% compared to 32.9% for the three months ended September 30, 2016. The income tax expense for the three months ended September 30, 2017 was lower than the tax expense for the same quarter last year primarily from changes in the mix of earnings in various geographic jurisdictions between the current quarter and the same quarter of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. Currently, we finance our operations and capital expenditures primarily through funds generated from operations.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022, and Jireh may draw down the loan at any time during the first year. After the first year, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants. As of September 30, 2017, no amount was drawn under the credit agreement and the total $30.0 million remained available.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. By September 30, 2017, the Chongqing Funds contributed a total of $120.0 million of initial capital in cash, and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We expect the JV Company to commence initial production in mid-calendar year 2018. Over the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. Assuming all of the specified milestones are achieved in accordance with the construction schedule, the JV Company expects to pay approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively, under the EPC Contract. The actual payments may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of September 30, 2017, the JV Company paid approximately $30.1 million under the EPC Contract.

In September 2017, the Board of Directors terminated our prior repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”). The Repurchase Program allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Purchase Program will enhance the value of our shares.

During the three months ended September 30, 2017, we did not repurchase any shares pursuant to the Repurchase Program or the prior repurchase program. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 5,723,093 shares from the open market including shares purchased in the Tender Offer for a total cost of $50.8 million, at an average price of $8.87 per share, excluding fees and related expenses.  As of September 30, 2017, of the 5,723,093 repurchased shares, 120,504 shares with a weighted average repurchase price of $10.73 per share, were reissued at an average price of $6.09 per share pursuant to option exercises and vested restricted share units. We had $30.0 million remained available under the Repurchase Program as of September 30, 2017.

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
Cash and cash equivalents
As of September 30, 2017 and June 30, 2017, we had $180.2 million and $115.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $180.2 million and $115.7 million cash and cash equivalents, $141.9 million and $73.9 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$12,250	$9,297
Net cash used in investing activities	(34,821)	(16,994)
Net cash provided by financing activities	86,846	38,664
Effect of exchange rate changes on cash and cash equivalents	182	33

Net increase in cash and cash equivalents	$64,457	$31,000

Cash flows from operating activities
Net cash provided by operating activities of $12.3 million for the three months ended September 30, 2017 resulted primarily from net income of $3.3 million and non-cash expenses of $9.1 million, offset by net changes in assets and liabilities of $0.2 million. The non-cash expenses of $9.1 million included a $7.0 million of depreciation and amortization expenses and a $2.0 million of share-based compensation expense. The net changes in assets and liabilities of $0.2 million were primarily due to a $2.9 million increase in inventories, a $3.2 million increase in other current and long term assets due to increase in advance payments to vendors, partially offset by a $3.0 million decrease in accounts receivable from timing of billings and collection of payments, a $2.4 million increase in accrued and other liabilities and a $0.7 million increase in income taxes payable.
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
Cash flows from investing activities
Net cash used in investing activities of $34.8 million for the three months ended September 30, 2017 was primarily attributable to $28.3 million purchases of property and equipment, including $21.2 million purchase in the Joint Venture Company, $5.7 million in purchases of intangible asset, and $0.8 million increase in restricted cash during the quarter.
Net cash used in investing activities of $17.0 million for the three months ended September 30, 2016 was primarily attributable to $17.4 million purchases of property and equipment and land to increase our in-house production capacity and to support the Joint Venture Company, partially offset by $0.4 million proceeds from sale of certain equipment.
Cash flows from financing activities
Net cash used in financing activities of $86.8 million for the three months ended September 30, 2017 was primarily attributable to $87.0 million proceeds from investment by noncontrolling interest and $0.2 million of proceeds from exercise of stock options, partially offset by $0.2 million in payment of capital lease obligations and $0.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Capital expenditures

Capital expenditures were $28.3 million and $17.4 million for the three months ended September 30, 2017 and 2016, respectively. The increase in capital expenditure was primarily due to EPC construction payment in connection with the JV Transaction, additional purchase of equipment and assets, and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consists of purchases of equipment for our packaging and testing services and for our Oregon fab, purchases of equipment and construction payment in Chongqing for the Joint Venture Company, investment in new technology as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction and to develop products for new markets, including markets for digital multi-phase controller products.
Commitments
See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 5, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 5, 2017, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors terminated our prior repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares.

During the three months ended September 30, 2017, we did not repurchase any shares under the Repurchase Program or the prior repurchase program. As of September 30, 2017, $30.0 million remained available under the Repurchase Program.

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

November 9, 2017

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)