Form 10-Q
period 2017-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2018-02-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2018: 23,948,076

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended December 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$146,209	$115,708
Restricted cash	192	221
Accounts receivable, net	24,283	28,410
Inventories	85,672	76,254
Other current assets	8,942	4,883
Total current assets	265,298	225,476
Property, plant and equipment, net	193,253	148,191
Intangible assets, net	14,599	282
Deferred income tax assets - long-term	4,600	4,594
Other long-term assets	42,801	19,865
Total assets	$520,551	$398,408
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,521	$63,134
Accrued liabilities	51,238	28,386
Income taxes payable	1,280	1,748
Deferred margin	1,386	814
Capital leases	846	828
Total current liabilities	125,271	94,910
Income taxes payable - long-term	941	922
Deferred income tax liabilities	442	2,659
Capital leases - long-term	449	866
Other long-term liabilities	396	502
Total liabilities	127,499	99,859
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at December 31, 2017 and June 30, 2017	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares, issued and outstanding: 29,856 shares and 23,908 shares, respectively at December 31, 2017 and 29,600 shares and 23,992 shares, respectively at June 30, 2017	60	59
Treasury shares at cost, 5,948 shares at December 31, 2017 and 5,608 shares at June 30, 2017	(55,799)	(49,836)
Additional paid-in capital	212,771	206,332
Accumulated other comprehensive income	2,455	306
Retained earnings	120,023	113,909
Total Alpha and Omega Semiconductor Limited shareholder's equity	279,510	270,770
Noncontrolling interest	113,542	27,779
Total equity	393,052	298,549
Total liabilities and equity	$520,551	$398,408

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$103,896	$94,687	$208,754	$192,049
Cost of goods sold	75,814	72,593	153,142	148,011
Gross profit	28,082	22,094	55,612	44,038
Operating expenses
Research and development	9,102	7,284	17,427	14,303
Selling, general and administrative	15,756	11,974	30,371	23,157
Total operating expenses	24,858	19,258	47,798	37,460
Operating income	3,224	2,836	7,814	6,578
Interest income and other loss, net	(160)	(70)	(120)	(119)
Interest expense	(14)	(24)	(31)	(50)
Net income before income taxes	3,050	2,742	7,663	6,409
Income tax expense (benefit)	(2,072)	1,085	(798)	2,322
Net income including noncontrolling interest	5,122	1,657	8,461	4,087
Net loss attributable to noncontrolling interest	(1,669)	(1,190)	(3,130)	(2,067)
Net income attributable to Alpha and Omega Semiconductor Limited	$6,791	$2,847	$11,591	$6,154
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.28	$0.12	$0.48	$0.26
Diluted	$0.27	$0.11	$0.46	$0.25
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	23,925	23,481	23,973	23,256
Diluted	25,033	24,977	24,997	24,695

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income including noncontrolling interest	$5,122	$1,657	8,461	4,087
Other comprehensive income, net of tax
Foreign currency translation adjustment	3,347	(2,326)	4,048	(2,256)
Comprehensive income (loss)	8,469	(669)	12,509	1,831
Noncontrolling interest	(104)	(2,234)	(1,231)	(3,132)
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$8,573	$1,565	$13,740	$4,963

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$8,461	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,386	13,263
Share-based compensation expense	6,017	2,870
Deferred income taxes, net	(2,224)	6,581
Loss (Gain) on disposal of property and equipment	55	(370)
Changes in assets and liabilities:
Accounts receivable, net	4,127	2,112
Inventories	(9,418)	(1,391)
Other current and long-term assets	(9,081)	(7,032)
Accounts payable	1,877	(4,605)
Income taxes payable	(448)	257
Accrued and other liabilities	8,102	2,297
Net cash provided by operating activities	21,854	18,069
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(23,192)	(11,371)
Purchases of property and equipment in JV Company	(41,576)	(3,632)
Purchases of land use rights in JV Company	—	(8,737)
Purchase of intangible assets	(10,384)	—
Proceeds from sale of property and equipment	—	411
(Increase) decrease in restricted cash	29	(135)
Net cash used in investing activities	(75,123)	(23,464)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	86,994	33,000
Withholding tax on restricted stock units	(249)	(348)
Proceeds from exercise of stock options and ESPP	2,205	8,729
Payment for repurchases of common shares	(6,022)	—
Principal payments on capital leases	(399)	(408)
Net cash provided by financing activities	82,529	40,973
Effect of exchange rate changes on cash and cash equivalents	1,241	(559)
Net increase in cash and cash equivalents	30,501	35,019
Cash and cash equivalents at beginning of period	115,708	87,774
Cash and cash equivalents at end of period	$146,209	$122,793

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$43,235	$5,153
Re-issuance of treasury stock	$3	$59

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. The condensed consolidated balance sheet at June 30, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The Company will adopt the new revenue standards in its first quarter of fiscal year 2019 utilizing the modified retrospective method. The Company is still in the process of completing its analysis on the transition of all revenue from distributors from sell-through to the sell-in basis of accounting, as well as impact of related disclosures and its internal controls over financial reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$6,791	$2,847	$11,591	$6,154

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	23,925	23,481	23,973	23,256
Diluted:
Weighted average number of common shares used to compute basic net income per share	23,925	23,481	23,973	23,256
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,108	1,496	1,024	1,439
Weighted average number of common shares used to compute diluted net income per share	25,033	24,977	24,997	24,695
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.28	$0.12	$0.48	$0.26
Diluted	$0.27	$0.11	$0.46	$0.25
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Employee stock options and RSUs	165	—	169	123
ESPP	—	16	45	8
Total potential dilutive securities	165	16	214	131

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2017	2016	2017	2016
Customer A	30.8%	27.0%	29.2%	25.6%
Customer B	33.7%	35.8%	33.8%	36.2%
Customer C	*	10.7%	*	12.3%
* Less than 10%

	December 31, 2017	June 30, 2017
Percentage of accounts receivable
Customer A	35.7%	33.2%
Customer B	19.1%	13.2%
Customer C	12.6%	16.4%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	December 31, 2017	June 30, 2017
	(in thousands)
Accounts receivable	$45,438	$48,039
Less: Allowance for price adjustments	(21,125)	(19,599)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$24,283	$28,410

Inventories:

	December 31, 2017	June 30, 2017
	(in thousands)
Raw materials	$39,198	$32,118
Work in-process	34,994	36,081
Finished goods	11,480	8,055
	$85,672	$76,254

Property, plant and equipment, net:

	December 31, 2017	June 30, 2017
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,325
Manufacturing machinery and equipment	241,206	215,275
Equipment and tooling	14,641	13,549
Computer equipment and software	25,066	24,346
Office furniture and equipment	2,055	1,935
Leasehold improvements	29,507	29,136
Land use rights	9,242	8,849
	330,919	302,292
Less: accumulated depreciation	(212,058)	(194,882)
	118,861	107,410
Equipment and construction in progress	74,392	40,781
Property, plant and equipment, net	$193,253	$148,191

Intangible assets, net:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017	June 30, 2017
	(in thousands)
License fees	$15,584	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	17,002	2,666
Less: accumulated amortization	(2,672)	(2,653)
	14,330	13
Goodwill	269	269
Intangible assets, net	$14,599	$282

Intangible assets of license fees are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of, approximately $10.1 million, $6.7 million, $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of December 31, 2017, the Company recorded $13.8 million in intangible assets, of which $9.8 million in cash was paid to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification.
Other long-term assets:

	December 31, 2017	June 30, 2017
	(in thousands)
Prepayments for property and equipment	$36,359	$12,964
Investment in a privately held company	700	700
Prepaid income tax	—	4,377
Long-term deposits	5,386	1,608
Other	356	216
	$42,801	$19,865
Accrued liabilities:

	December 31, 2017	June 30, 2017
	(in thousands)
Accrued compensation and benefits	$21,963	$13,727
Warranty accrual	767	1,866
Stock rotation accrual	1,611	1,871
Accrued professional fees	1,856	2,500
Accrued inventory	1,008	410
Accrued facilities related expenses	1,820	1,501
Accrued property, plant and equipment	16,321	2,241
Other accrued expenses	5,892	4,270
	$51,238	$28,386
The activities in the warranty accrual, included in accrued liabilities, are as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended December 31,
	2017		2016
	(in thousands)
Beginning balance	$1,866		$1,495
Additions (Reductions)	(1,063)	*	1,040
Utilization	(36)		(153)
Ending balance	$767		$2,382
* Released a specific warranty reserve of approximately $1.0 million due to expired warranty period.
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$1,871	$1,988
Additions	992	3,008
Utilization	(1,252)	(3,289)
Ending balance	$1,611	$1,707

5. Debt

On August 15, 2017, the Company's Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. On January 12, 2018, Jireh drew down the loan in the amount of $13.2 million.  Beginning of September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. As of December 31, 2017, the Company recorded approximately $0.1 million of transaction costs.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  The Initial Capitalization is expected to be completed in stages.  The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is in the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The Company expects the JV Company to commence initial production in mid-calendar year 2018.

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
As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of December 31, 2017, the JV Company paid approximately $37.0 million (RMB 243.8 million), and expects to pay the remaining of $44.9 million (RMB 296.2 million) in calendar year 2018.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2017	$270,770	$27,779	$298,549
Exercise of common stock options and release of RSUs	827	—	827
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	(61)	—	(61)
Withholding tax on restricted stock units	(249)	—	(249)
Issuance of shares under ESPP	1,439	—	1,439
Repurchase of common shares under shares repurchase program	(6,022)	—	(6,022)
Stock-based compensation expense	4,546	—	4,546
Net income (loss)	11,591	(3,130)	8,461
Deferred tax asset related to ASU 2016-16 adoption	(5,480)	—	(5,480)
Cumulative translation adjustment	2,149	1,899	4,048
Contributions from noncontrolling interest	—	86,994	86,994
Balance, December 31, 2017	$279,510	$113,542	$393,052

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

During the six months ended December 31, 2017, the Company repurchased an aggregate of 346,621 shares from the open market, for a total cost of $6.0 million, at an average price of $17.34 per share. Since the inception of the prior repurchase program in 2010, the Company repurchased an aggregate of 6,069,714 shares from the open market including shares purchased in a dutch tender offer for a total cost of $56.8 million, at an average price of $9.35 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,069,714 repurchased shares, 122,154 shares with a weighted average repurchase price of $10.70 per share, were reissued at an average price of $6.06 per share pursuant to option exercises and vested restricted share units. As of December 31, 2017, approximately $24.0 million remained available under the Repurchase Program.
Stock Options
The Company did not grant any stock options during the six months ended December 31, 2017. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's stock option activities for the six months ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2017	1,053,367	$10.98	4.43	$6,212,660
Granted	—	$—
Exercised	(64,521)	$11.85		$344,085
Canceled or forfeited	—	$—
Outstanding at December 31, 2017	988,846	$10.92	4.17	$5,646,519
Options vested and expected to vest	988,473	$10.92	4.16	$5,643,340
Exercisable at December 31, 2017	953,428	$11.04	4.09	$5,337,845
Restricted Stock Units ("RSU")
The following table summarizes the Company's RSU activities for the six months ended December 31, 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2017	1,144,865	$14.11	1.76	$19,084,900
Granted	93,907	$17.25
Vested	(64,312)	$14.20
Forfeited	(17,900)	$14.03
Nonvested at December 31, 2017	1,156,560	$14.36	1.36	$18,921,322
RSUs vested and expected to vest	1,050,575		1.28	$17,187,413
The fair value of RSU is based on the market price of the Company's share on the date of grant.

In March 2017, the Company granted 170,000 performance-based RSUs (“PRSUs”) to its key personnel. The number shares to be issued under the PRSU will be determined based on the level of attainment of predetermined financial goals. The PRSU will vest in four equal annual installments from March 15, 2018 if certain predetermined financial goals were met. The Company recorded approximately $0.5 million and $0.7 million of expenses for these PRSUs during the three and six months ended December 31, 2017.

The Board previously approved the incentive cash bonus plan (the “Plan”) for the calendar year commencing January 1, 2017 pursuant to which each executive officer of the Company who continues in service through the end of the calendar year will be eligible to receive an incentive award, payable solely in cash, based on the level of attainment of certain specified Company performance goals. On November 15, 2017, the Board approved an amendment to the Plan that permits the Company to pay up to 50% of such incentive awards in common shares of the Company. The Company recorded $1.5 million of such RSUs expenses in the three months ended December 31, 2017. The expenses are reported in the accrued liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of shares. Such non-cash compensation expenses are recorded as part of stock-based compensation expense in the condensed consolidated statements of operations.
Employee Share Purchase Plan ("ESPP")

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2017
Volatility rate	45.32%
Risk-free interest rate	1.4% - 1.7%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of goods sold	$415	$205	$731	$400
Research and development	617	383	979	743
Selling, general and administrative	2,977	966	4,307	1,727
	$4,009	$1,554	$6,017	$2,870
As of December 31, 2017, total unrecognized compensation cost under the Company's equity plans was $9.7 million, which is expected to be recognized over a weighted-average period of 1.2 years.

8. Income Taxes
For the three months ended December 31, 2017, the Company recognized income tax benefit of approximately $2.1 million, which included a discrete tax benefit of $2.7 million related to re-measuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. For the three months ended December 31, 2016, the Company recognized income tax expense of approximately $1.1 million. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended December 31, 2017 was 31.4% compared to 39.1% for the three months ended December 31, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
For the six months ended December 31, 2017, the Company recognized an income tax benefit of approximately $0.8 million, which included a discrete tax benefit of $2.7 million related to remeasuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. For the six months ended December 31, 2016, the Company recognized income tax expense of approximately $2.3 million. Excluding the discrete income tax items, the estimated effective tax rate for the six months ended December 31, 2017 was 24.0% compared to 35.6% for the six months ended December 31, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
During the quarter ended September 30, 2016, the Company contributed certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which was amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and other long-term assets on the Company's balance sheet, respectively. On July 1, 2017, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

entity asset transfer with the JV Company, with an offsetting reduction to retained earnings.  Because the JV Company has a full valuation allowance, there was no change to the Company’s net deferred tax assets.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2002 to 2017 remain open to examination by U.S. federal and state tax authorities. The tax years 2010 to 2017 remain open to examination by foreign tax authorities.
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2017, the gross amount of unrecognized tax benefits was approximately $6.8 million, of which $4.1 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of December 31, 2017. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Hong Kong	$82,440	$78,253	$167,670	$161,088
China	19,153	14,383	36,273	26,825
South Korea	301	393	588	759
United States	1,314	798	2,692	1,692
Other Countries	688	860	1,531	1,685
	$103,896	$94,687	$208,754	$192,049

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Power discrete	$85,094	$69,822	$168,772	$141,250
Power IC	15,758	21,859	33,855	44,857
Packaging and testing services	3,044	3,006	6,127	5,942
	$103,896	$94,687	$208,754	$192,049

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	December 31, 2017	June 30, 2017
	(in thousands)
China	$123,885	$85,691
United States	68,701	61,787
Other Countries	667	713
	$193,253	$148,191

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2017 and June 30, 2017, the Company had approximately $34.7 million and $25.7 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $128.7 million and $69.2 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
Other Commitments
See Note 4, Note 5 and Note 6 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for descriptions of commitments including STMicro license, debt and Joint Venture.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at December 31, 2017 and June 30, 2017.
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,700 products, and has grown with the introduction of 80 new products during the fiscal year ended June 30, 2017, and over 90 new products during each of the fiscal years ended June 30, 2016 and 2015. During the six months ended December 31, 2017, we introduced an additional 93 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 703 patents and 116 patent applications in the United States as of December 31, 2017. We also had a total of 635 foreign patents, which substantially were based on our research and development efforts as of December 31, 2017. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which will be completed in stages. As of December 31, 2017, the Chongqing Funds contributed a total of $120.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. We expect the JV Company to commence initial production in mid-calendar year 2018. During the three and six months ended December 31, 2017, we recorded $1.7 million and $3.1 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. In the long-term, the JV

Company plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, and enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of December 31, 2017, the JV Company paid approximately $37.0 million (RMB 243.8 million), and expects to pay the remaining of $44.9 million (RMB 296.2 million) in calendar year 2018. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of December 31, 2017, we recorded $13.8 million of such intangible assets, of which $9.8 million in cash was paid to STMicro.

During the second quarter of fiscal year of 2018, we introduced AONR21357, which uses the improved P-Channel MOSFET process to achieve low power loss and reliable startup. This new P-Channel MOSFET is ideal for load switch applications in Notebook Adapter-In/ Battery In sockets. We also released AONS66916 production utilizing the latest Alpha Shield Gate Technology Generation 2 (AlphaSGT2), which attributes enable higher efficiency and robustness to critical high density telecom and server applications. During the first quarter of fiscal year of 2018, we released OTF190A60L, the first product in the new αMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications.  We also introduced AOZ5131QI, the latest generation of power modules. The new device enables high power-density voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. In addition, we expanded our recently launched fast turn-off switched 650V H-series IGBT family with a 1200V rating. The new AOK40B120H1has been developed to address needs of industrial welding and high-frequency converters with 3-phase ac or high voltage dc input. The device offers excellent performance in high switching frequency applications, which can be a perfect fit for high voltage industrial welding machine.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We expect our operating expenses to increase in the short term due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business. As the JV Company is expected to complete on schedule the construction of its assembly and testing facilities during the quarter ending March 31, 2018, the pre-production costs will increase significantly, including costs relating to the installation of equipment; performance of qualification process; increased demand for electrical power and utility; increased headcounts as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. In addition, a portion of these pre-production costs cannot be capitalized under GAAP accounting. Furthermore, following the execution of the STMicro license agreement in September 2017, we are accelerating the development of our digital power business to design and distribute a full suite of advanced low-voltage power IC products. We expect to incur additional costs, including costs relating to recruiting and hiring of qualified engineers and technical staff and other research and development and management activities as we start to build this n ew business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. In particular, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 42.6% and 38.4% of our total revenue for the three months ended December 31, 2017 and 2016, respectively, and 40.7% and 37.2% of our total revenue for the six months ended December 31, 2017 and 2016, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

We have executed and continue to execute strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making progress in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy. However, if the rate of decline in the PC markets is faster than we expect, or if we cannot successfully diversify or introduce new products to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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
U.S. Tax Cuts and Jobs Act, Enacted December 22, 2017
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (“the Tax Act”), which significantly changes the existing U.S. tax laws, including, but not limited to, (1) a reduction in the corporate tax rate from 35% to 21%, (2) a move from a worldwide tax system to a territorial system, (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (4) bonus depreciation that will allow for full expensing of qualified property, (5) creating a new limitation on deductible interest expense and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740 ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we reported a second quarter of fiscal year 2018 discrete tax benefit of $2.7 million related to the re-measurement of certain deferred tax assets and liabilities. In addition, we are using a

28% U.S. federal tax rate to measure our U.S. federal income tax expense for fiscal year 2018, down from the 34% U.S. federal income tax rate used in first quarter of fiscal year 2018.

Our accounting for the impact of the Tax Act is complete for provisions of the Act that could impact our fiscal year 2018 financial statements.  We are still analyzing the provisions of the Act that may impact future periods.  Our management expects the Act to favorably impact our net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. Our management currently estimates that our blended consolidated effective income tax rate (“tax rate”) for full-year fiscal 2018 will approximate 27% before discrete items, compared with nearly 33% for the prior year.
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2017 and 2016. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$103,896	$94,687	100.0%	100.0%	$208,754	$192,049	100.0%	100.0%
Cost of goods sold	75,814	72,593	73.0%	76.7%	153,142	148,011	73.4%	77.1%
Gross profit	28,082	22,094	27.0%	23.3%	55,612	44,038	26.6%	22.9%
Operating expenses
Research and development	9,102	7,284	8.8%	7.7%	17,427	14,303	8.3%	7.4%
Selling, general and administrative	15,756	11,974	15.2%	12.6%	30,371	23,157	14.5%	12.1%
Total operating expenses	24,858	19,258	24.0%	20.3%	47,798	37,460	22.8%	19.5%
Operating income	3,224	2,836	3.0%	3.0%	7,814	6,578	3.8%	3.4%
Interest income and other loss, net	(160)	(70)	(0.2)%	(0.1)%	(120)	(119)	(0.1)%	(0.1)%
Interest expense	(14)	(24)	—%	—%	(31)	(50)	—%	—%
Net income before income taxes	3,050	2,742	2.8%	2.9%	7,663	6,409	3.7%	3.3%
Income tax expense (benefit)	(2,072)	1,085	(2.0)%	1.1%	(798)	2,322	(0.4)%	1.2%
Net income including noncontrolling interest	5,122	1,657	4.8%	1.8%	8,461	4,087	4.1%	2.1%
Net loss attributable to noncontrolling interest	(1,669)	(1,190)	(1.6)%	(1.3)%	(3,130)	(2,067)	(1.5)%	(1.1)%
Net income attributable to Alpha and Omega Semiconductor Limited	$6,791	$2,847	6.4%	3.1%	$11,591	$6,154	5.6%	3.2%
Share-based compensation expense was allocated as follow:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$415	$205	0.4%	0.2%	$731	$400	0.4%	0.2%
Research and development	617	383	0.6%	0.4%	979	743	0.5%	0.4%
Selling, general and administrative	2,977	966	2.9%	1.0%	4,307	1,727	2.1%	0.9%
Total	$4,009	$1,554	3.9%	1.6%	$6,017	$2,870	3.0%	1.5%

The Board previously approved the incentive cash bonus plan (the “Plan”) for the calendar year commencing January 1, 2017 pursuant to which each our executive officer who continues in service through the end of the calendar year will be eligible to receive an incentive award, payable solely in cash, based on the level of attainment of certain specified our performance goals. On November 15, 2017, the Board approved an amendment to the Plan that permits the Company to pay up to 50% of such incentive awards in the common shares of the Company. We recorded $1.5 million of such stock-based expenses in the three month ended December 31, 2017. The expenses are reported in the accrued liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of common shares. Such non-cash compensation expenses are recorded as part of stock-based compensation expense in the condensed consolidated statements of operations.
Three And Six Months Ended December 31, 2017 and 2016
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$85,094	$69,822	$15,272	21.9%	$168,772	$141,250	$27,522	19.5%
Power IC	15,758	21,859	(6,101)	(27.9)%	33,855	44,857	(11,002)	(24.5)%
Packaging and testing services	3,044	3,006	38	1.3%	6,127	5,942	185	3.1%
	$103,896	$94,687	$9,209	9.7%	$208,754	$192,049	$16,705	8.7%

Total revenue was $103.9 million for the three months ended December 31, 2017, an increase of $9.2 million, or 9.7%, as compared to $94.7 million for the same quarter last year. The increase was primarily due to an increase of $15.3 million in sales of power discrete products, partially offset by a decrease of $6.1 million in sales of power IC products. The net increase in power discrete and power IC product sales was primarily due to a 4.3% increase in unit shipments, as well as a 5.6% increase in average selling price as compared to the same quarter last year due to a shift in product mix. The revenue of packaging and testing services revenue for the three months ended December 31, 2017 and 2016 remained flat.

Total revenue was $208.8 million for the six months ended December 31, 2017, an increase of $16.7 million, or 8.7%, as compared to $192.0 million for the same period last year. The increase primarily due to $27.5 million in sales of power discrete products, partially offset by $11.0 million in power IC products. The net increase in product revenue, including power discrete and power IC product was primarily due to a 4.6% increase in unit shipments, as well as a 4.1% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix. The increase in revenue of packaging and testing services for the six months ended December 31, 2017 as compared to the same period last year was primarily due to increased demand.

Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$75,814	$72,593	$3,221	4.4%	$153,142	$148,011	$5,131	3.5%
Percentage of revenue	73.0%	76.7%			73.4%	77.1%

Gross profit	$28,082	$22,094	$5,988	27.1%	$55,612	$44,038	$11,574	26.3%
Percentage of revenue	27.0%	23.3%			26.6%	22.9%

Cost of goods sold was $75.8 million for the three months ended December 31, 2017, an increase of $3.2 million, or 4.4%, as compared to $72.6 million for the same quarter last year. The increase was primarily due to increased unit shipments. Gross margin increased by 3.7 percentage points to 27.0% for the three months ended December 31, 2017 as compared to 23.3% for the same quarter last year. The increase in gross margin was primarily due to increased average selling prices due to a shift in product mix and approximately $1.0 million of specific reserve was released during the three months ended December 31, 2017.

Cost of goods sold was $153.1 million for the six months ended December 31, 2017, an increase of $5.1 million, or 3.5%, as compared to $148.0 million for the same period last year, primarily due to increased unit shipments. Gross margin increased by 3.7 percentage point to 26.6% for the six months ended December 31, 2017 as compared to 22.9% for the same period last year. The increase in gross margin was primarily due to a shift in product mix and approximately $1.0 million of specific reserve was released during the current period.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$9,102	$7,284	$1,818	25.0%	$17,427	$14,303	$3,124	21.8%
Research and development expenses were $9.1 million for the three months ended December 31, 2017, an increase of $1.8 million, or 25.0%, as compared to $7.3 million for the same quarter last year. The increase was primarily attributable to a $0.4 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses, a $0.9 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.2 million increase in share-based compensation expense as a result of an increase of stock awards granted, and a $0.1 million increase in recruiting fee in the current quarter.
Research and development expenses were $17.4 million for the six months ended December 31, 2017, an increase of $3.1 million, or 21.8%, as compared to $14.3 million for the same period last year. The increase was primarily attributable to a $1.2 million increase in employee compensation expenses mainly due to increased headcount and higher bonus expenses, a $1.3 million increase in product prototyping engineering expense as a result of increased engineering activities, as well as a $0.2 million increase in share-based compensation expense as a result of an increase of stock awards, and $0.1 million in recruiting fee during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$15,756	$11,974	$3,782	31.6%	$30,371	$23,157	$7,214	31.2%
Selling, general and administrative expenses were $15.8 million for the three months ended December 31, 2017, an increase of $3.8 million, or 31.6%, as compared to $12.0 million for the same quarter last year. The increase was primarily attributable to a $1.5 million increase in employee compensation and benefit expenses mainly due to increased headcount and higher bonus expenses, a $2.0 million increase in share-based compensation expense due to increased grant of equity awards, and a $0.2 million increase in employee business expenses due to increased travel expenses during the current quarter.
Selling, general and administrative expenses were $30.4 million for the six months ended December 31, 2017, an increase of $7.2 million, or 31.2%, as compared to $23.2 million for the same period last year. The increase was primarily attributable to a $4.1 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expenses, a $2.6 million increase in share-based compensation expense due to increased grant of equity awards, and a $0.3 million increase in employee business expenses due to increased travel expenses during the current period as compared to the same period last year.
Interest income and others, net

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income and other loss, net	$(160)	$(70)	$(90)	128.6%	$(120)	$(119)	$(1)	0.8%

Interest income and others, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other loss, net during the three months ended December 31, 2017 as compared to the same period last year was primarily due to higher foreign exchange losses as a result of recent depreciation of USD against RMB, partially offset by higher interest income as a result of an increase in average cash balances.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2017	2016	Change		2017	2016	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$(2,072)	$1,085	$(3,157)	(291.0)%	$(798)	$2,322	$(3,120)	(134.4)%

For the three months ended December 31, 2017, we recognized income tax benefit of approximately $2.1 million, which included a discrete tax benefit of $2.7 million related to re-measuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. For the three months ended December 31, 2016, we recognized income tax expense of $1.1 million. Excluding the discrete income tax expense, the estimated effective tax rate for the three months ended December 31, 2017 was 31.4% compared to 39.1% for the three months ended December 31, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

For the six months ended December 31, 2017, we recognized an income tax benefit of approximately $0.8 million, which included a discrete tax benefit of $2.7 million largely related to re-measuring our U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. For the six months ended December 31, 2016, we recognized income tax expense of approximately $2.3 million. Excluding the discrete income tax items, the estimated effective tax rate for the six months ended December 31, 2017 was 24.0% compared to 35.6% for the six months ended December 31, 2016. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowing under our term loan.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. On January 12, 2018, Jireh drew down the loan in the amount of $13.2 million and as of January 31, 2018, the total outstanding balance under the loan was $13.2 million.  Beginning of September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. By December 31, 2017, the Chongqing Funds contributed a total of $120.0 million of initial capital in cash, and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We expect the JV Company to commence initial production in mid-calendar year 2018. Over the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees and $75.2 million (RMB 520.5 million) of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of December 31, 2017, the JV Company paid approximately $37.0 million (RMB 243.8 million), and expect to pay the remaining of $44.9 million (RMB 296.2 million) in calendar year 2018. In addition, we expect that during the fiscal quarter ending March 31, 2018, the Chongqing Funds will make additional cash contribution to the JV Company pursuant to the terms of the JV Agreement, primarily to cover the remaining costs of the building construction and a portion of the purchase of equipment.  Notwithstanding such contribution, we expect the JV Company will be required to obtain additional financing in order to fund the remaining portion of the acquisition of equipment necessary to commence production at the facility.  However, there is no guarantee that the JV Company will be able to secure the required amount of financing from the lenders, or if such financing will be available on terms favorable to us.  If the JV Company cannot secure sufficient financing, we may use a portion of our cash reserve to further capitalize and finance the JV Company.

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

During the three and six months ended December 31, 2017, we repurchased 346,621 shares from the open market, for a total cost of $6.0 million, at an average price of $17.34 per share, under the share repurchase program. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,069,714 shares from the open market including shares purchased in the Tender Offer for a total cost of $56.8 million, at an average price of $9.35 per share, excluding fees and related expenses.  As of December 31, 2017, of the 6,069,714 repurchased shares, 122,154 shares with a weighted average repurchase price of $10.70 per share, were reissued at an average price of $6.06 per share pursuant to option exercises and vested restricted share units. We had $24.0 million remained available under the Repurchase Program as of December 31, 2017.

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
Cash and cash equivalents
As of December 31, 2017 and June 30, 2017, we had $146.2 million and $115.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $146.2 million and $115.7 million cash and cash equivalents, $130.5 million and $73.9 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$21,854	$18,069
Net cash used in investing activities	(75,123)	(23,464)
Net cash provided by financing activities	82,529	40,973
Effect of exchange rate changes on cash and cash equivalents	1,241	(559)

Net increase in cash and cash equivalents	$30,501	$35,019

Cash flows from operating activities
Net cash provided by operating activities of $21.9 million for the six months ended December 31, 2017 resulted primarily from net income of $8.5 million and non-cash expenses of $18.2 million, offset by net changes in assets and liabilities of $4.8 million. The non-cash expenses of $18.2 million included a $14.4 million of depreciation and amortization expenses, a $6.0 million of share-based compensation expense, and a $(2.2) million of deferred income taxes. The net changes in assets and liabilities of $4.8 million were primarily due to a 9.4 million increase in inventories, a $9.1 million increase in other current and long term assets due to increase in advance payments to vendors, and a $0.4 million decrease in income taxes payable, partially offset by a $4.1 million decrease in accounts receivable from timing of billings and collection of payments, a $8.1 million increase in accrued and other liabilities, and a $1.9 million increase in accounts payable due to timing of payment.
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
Cash flows from investing activities
Net cash used in investing activities of $75.1 million for the six months ended December 31, 2017 was primarily attributable to $64.8 million purchases of property and equipment, including $41.6 million purchase in the Joint Venture Company and $10.4 million in purchases of intangible asset during the quarter.

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
Cash flows from financing activities
Net cash used in financing activities of $82.5 million for the six months ended December 31, 2017 was primarily attributable to $87.0 million proceeds from investment by noncontrolling interest and $2.2 million of proceeds from exercise of stock options and issuance of shares und the ESPP, partially offset by $6.0 million for repurchase of our common shares under the repurchase program, $0.4 million in payment of capital lease obligations, and $0.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Capital expenditures

Capital expenditures were $64.8 million and $23.7 million for the six months ended December 31, 2017 and 2016, respectively. The increase in capital expenditure was primarily due to EPC construction payment in connection with the JV Transaction, additional purchase of equipment and assets, and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consists of purchases of equipment for our packaging and testing services and for our Oregon fab, purchases of equipment and construction payment in Chongqing for the Joint Venture Company, investment in new technology as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction, including additional costs associated with pre-production activities of the JV Company. We also expect capital expenditure to increase as we accelerate the development of our new digital power business.
Commitments
See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 5, 2017, contains risk factors identified by the Company. Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may not be able to fully realize the anticipated benefits and advantages from our joint venture with the Chongqing government.

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which consists of (i) a total of $162.0 million of cash contribution from the Chongqing Funds; (ii) $74.0 million of existing packaging and testing equipment owned by us located in Shanghai, China; (iii) certain intellectual property rights, including patents, held by us relating to the manufacturing technology valued at $84.0 million; and (iv) $10.0 million of cash contribution by us.  We own 51%, and the Chongqing Funds owns 49%, of the equity interest in the JV Company. The Initial Capitalization will be completed in stages.

As the JV Company is completing the construction of its assembly and wafer fabrication facilities, we anticipate the pre-production costs of the facilities will increase significantly in the short term, including costs relating to the installation of equipment; the performance of qualification procedures; increased demand for electrical power and utility; increased headcounts as a result of hiring additional personnel, staff and operators; and establishment of additional administrative and management functions and systems. In the short term, we may not be able to generate sufficient revenue to offset these costs, and in the long term, the JV Company may not succeed in producing the anticipated level of revenue, in which case these increased costs will negatively impact our results of operations.

We expect the JV Company to commence initial packaging production upon the achievement of certain milestones set forth in the JV Agreement, including construction and funding milestones. Over the long-term, the JV Company expects to construct a 12-inch wafer fabrication facility for the production of power semiconductors. We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs and delays in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; failure of the Chongqing Funds to meet their obligations under the JV Agreement, such as delays in capitalizing the JV Company based on our original timeline; inability to secure sufficient financing from third parties to fund the operation and capital expenditure of the JV Company; and inability to provide customers with required services. In addition, we may not be able to fully utilize our packaging and testing capacity during the period when our facilities are being transferred from Shanghai to Chongqing, which may negatively impact our business and results of operations.

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

Any of the foregoing risks could materially reduce the expected return on our investment in the JV Transaction and adversely affects our business operations, financial performance and the trading price of our shares.

We may not be able to successfully develop our digital power business.

In September 2017, we entered into a license agreement with STMicro, which allows us to develop and market certain digital multi-phase controller products and enter into a new market, primarily in the computer server segment. We are in the process of developing this new digital power business and expect to incur significant startup costs, including costs relating to recruiting and hiring of qualified engineers and technical staff; development of marketing and sales infrastructure, particularly in the computer server market; and other research and development and management activities. We do not expect this new business to generate sufficient revenue to offset our costs in the short term, and there is no guarantee that our attempt to develop a profitable digital business will ultimately succeed. The success of our new digital power business depends on a number of factors, including the following:

•	competition from other companies with greater resources;

•	the availability of and our ability to recruit and attract qualified personnel;

•	our lack of experience in the digital power market;

•	difficulties in designing products acceptable to customers; and

•	sales and marketing capability.

Any one of these factors may negatively impact our ability to create a successful digital power business, which will adversely affect our financial condition and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors terminated our prior repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. As of December 31, 2017, approximately $24.0 million remained available under the Repurchase Program.

The following table sets for the share repurchases under this program during the second fiscal quarter ended December 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	171,023	$17.27	171,023
November 1, 2017 to November 30, 2017	58,469	$17.47	58,469
December 1, 2017 to December 31, 2017	117,129	$17.38	117,129
Total repurchase during the three months ended December 31, 2017	346,621	$17.34	346,621	$23,989,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1
Amendment No. 1 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34717) filed with the Commission on November 14, 2017) to the Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34717) filed with the Commission on November 12, 2015)

10.1(+)	Amended and Restated 2017 Executive Incentive Plan(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 21, 2017)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
(+) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)