Form 10-Q
period 2018-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2018-05-03
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2018: 23,879,992

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$125,207	$115,708
Restricted cash	239	221
Accounts receivable, net	28,927	28,410
Inventories	90,472	76,254
Other current assets	17,115	4,883
Total current assets	261,960	225,476
Property, plant and equipment, net	258,795	148,191
Intangible assets, net	16,619	282
Deferred income tax assets - long-term	4,643	4,594
Other long-term assets	52,830	19,865
Total assets	$594,847	$398,408
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,079	$63,134
Accrued liabilities	61,617	28,386
Income taxes payable	185	1,748
Short term debt	2,130	—
Deferred margin	1,530	814
Capital leases	857	828
Total current liabilities	144,398	94,910
Long-term debt	10,883	—
Income taxes payable - long-term	753	922
Deferred income tax liabilities	2,070	2,659
Capital leases - long-term	214	866
Other long-term liabilities	334	502
Total liabilities	158,652	99,859
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at March 31, 2018 and June 30, 2017	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares, issued and outstanding: 30,192 shares and 23,852 shares, respectively at March 31, 2018 and 29,600 shares and 23,992 shares, respectively at June 30, 2017	60	59
Treasury shares at cost, 6,340 shares at March 31, 2018 and 5,608 shares at June 30, 2017	(61,710)	(49,836)
Additional paid-in capital	215,168	206,332
Accumulated other comprehensive income	5,154	306
Retained earnings	121,621	113,909
Total Alpha and Omega Semiconductor Limited shareholder's equity	280,293	270,770
Noncontrolling interest	155,902	27,779
Total equity	436,195	298,549
Total liabilities and equity	$594,847	$398,408

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$102,902	$93,281	$311,656	$285,330
Cost of goods sold	75,769	70,584	228,911	218,595
Gross profit	27,133	22,697	82,745	66,735
Operating expenses
Research and development	9,966	7,625	27,393	21,928
Selling, general and administrative	16,486	12,067	46,857	35,224
Total operating expenses	26,452	19,692	74,250	57,152
Operating income	681	3,005	8,495	9,583
Interest income and other loss, net	(234)	(74)	(354)	(193)
Interest expense	(105)	(22)	(136)	(72)
Net income before income taxes	342	2,909	8,005	9,318
Income tax expense	830	523	32	2,845
Net income (loss) including noncontrolling interest	(488)	2,386	7,973	6,473
Net loss attributable to noncontrolling interest	(2,139)	(1,170)	(5,269)	(3,237)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,651	$3,556	$13,242	$9,710
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.07	$0.15	$0.55	$0.42
Diluted	$0.07	$0.14	$0.53	$0.39
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	23,795	23,675	23,914	23,396
Diluted	24,755	24,951	24,916	24,781

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income (loss) including noncontrolling interest	$(488)	$2,386	7,973	6,473
Other comprehensive income, net of tax
Foreign currency translation adjustment	5,198	693	9,246	(1,563)
Comprehensive income	4,710	3,079	17,219	4,910
Noncontrolling interest	360	(937)	(871)	(4,069)
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$4,350	$4,016	$18,090	$8,979

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income including noncontrolling interest	$7,973	$6,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,818	20,148
Share-based compensation expense	8,477	4,585
Deferred income taxes, net	(638)	6,558
Loss (Gain) on disposal of property and equipment	26	(444)
Changes in assets and liabilities:
Accounts receivable, net	(517)	4,142
Inventories	(14,218)	(4,501)
Other current and long-term assets	(16,255)	(6,134)
Accounts payable	6,492	(1,711)
Income taxes payable	(1,731)	(68)
Accrued and other liabilities	2,830	52
Net cash provided by operating activities	14,257	29,100
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(35,585)	(16,163)
Purchases of property and equipment in JV Company	(87,088)	(15,857)
Purchases of land use rights in JV Company	—	(8,737)
Purchase of intangible assets	(14,034)	—
Proceeds from sale of property and equipment	6	602
(Increase) decrease in restricted cash	(18)	7
Net cash used in investing activities	(136,719)	(40,148)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	128,994	33,000
Withholding tax on restricted stock units	(2,248)	(1,915)
Proceeds from exercise of stock options and ESPP	2,700	8,958
Payment for repurchases of common shares	(12,016)	—
Proceeds from borrowings	13,150	—
Principal payments on capital leases	(623)	(622)
Net cash provided by financing activities	129,957	39,421
Effect of exchange rate changes on cash and cash equivalents	2,004	3
Net increase in cash and cash equivalents	9,499	28,376
Cash and cash equivalents at beginning of period	115,708	87,774
Cash and cash equivalents at end of period	$125,207	$116,150

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$66,563	$9,620
Re-issuance of treasury stock	$50	$7

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. The condensed consolidated balance sheet at June 30, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, "Compensation -Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 is an update to the existing guidance to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance, modification accounting is required only if the fair value, a vesting condition, or the classification of the award changes as a result of the change in terms or conditions. This ASU will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not regularly modify the terms and conditions of its share-based awards and does not expect the adoption of this guidance to have a significant impact on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The Company will adopt the new revenue standard on July 1, 2018 utilizing the modified retrospective method. Upon adoption on July 1, 2018, the Company will record a cumulative effect to retained earnings related to deferred revenue balance due to the change in revenue recognition for its two U.S.-based distributors as discussed below. The Company does not expect the cumulative effect adjustment to have a material impact on its consolidated financial statements. The amount as previously disclosed in our annual financial statements was a net amount of $0.8 million as of June 30, 2017 and the Company does not expect the balance as of June 30, 2018 to be materially different.
The Company is in the process of finalizing its assessment and implemented policies, processes, and controls to support the standard measurement and disclosure requirements. Under ASC 606, the Company's product sales consist of a single performance obligation that is satisfied at a point in time. The Company recognizes product revenue from distributors and other customers when the products are shipped or delivered to the customers based on the terms of the purchase orders and sales agreements, primarily because the distributors and customers have legal title and physical possession of the product; can direct the use of the product; are obligated to pay the Company for the product; and bear significant risks and rewards of ownership of the products.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. Under current accounting standards, revenue and costs related to these sales are deferred until distributors sold to the end customers and the amount of price adjustments is fixed and finalized. Under ASC 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments and returns rights, which are estimated and recorded at the time the goods are delivered. Accordingly, the Company will recognize revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information.
Revenue from other non-U.S. distributors and direct customers, which consists of majority of the Company's total revenue, is currently recognized at the time of shipment or delivery to the distributors and direct customers, Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606.
2. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$1,651	$3,556	$13,242	$9,710

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	23,795	23,675	23,914	23,396
Diluted:
Weighted average number of common shares used to compute basic net income per share	23,795	23,675	23,914	23,396
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	960	1,276	1,002	1,385
Weighted average number of common shares used to compute diluted net income per share	24,755	24,951	24,916	24,781
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.07	$0.15	$0.55	$0.42
Diluted	$0.07	$0.14	$0.53	$0.39
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Employee stock options and RSUs	165	3	167	83
ESPP	381	20	157	12
Total potential dilutive securities	546	23	324	95

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2018	2017	2018	2017
Customer A	25.9%	27.3%	28.1%	26.2%
Customer B	37.0%	36.6%	34.8%	36.3%
Customer C	*	10.5%	*	11.7%
* Less than 10%

	March 31, 2018	June 30, 2017
Percentage of accounts receivable
Customer A	19.9%	33.2%
Customer B	29.3%	13.2%
Customer C	11.9%	16.4%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	March 31, 2018	June 30, 2017
	(in thousands)
Accounts receivable	$49,607	$48,039
Less: Allowance for price adjustments	(20,650)	(19,599)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$28,927	$28,410

Inventories:

	March 31, 2018	June 30, 2017
	(in thousands)
Raw materials	$45,295	$32,118
Work in-process	36,252	36,081
Finished goods	8,925	8,055
	$90,472	$76,254

Other current assets:

	March 31, 2018	June 30, 2017
	(in thousands)
VAT receivable	$12,979	$591
Other prepaid expenses	2,438	2,171
Prepayment to supplier	611	148
Prepaid income tax	536	1,356
Other receivable	551	617
	$17,115	$4,883

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	March 31, 2018	June 30, 2017
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,325
Manufacturing machinery and equipment	250,341	215,275
Equipment and tooling	15,098	13,549
Computer equipment and software	25,310	24,346
Office furniture and equipment	2,150	1,935
Leasehold improvements	29,740	29,136
Land use rights	9,566	8,849
	341,407	302,292
Less: accumulated depreciation	(222,568)	(194,882)
	118,839	107,410
Equipment and construction in progress	139,956	40,781
Property, plant and equipment, net	$258,795	$148,191

Intangible assets, net:

	March 31, 2018	June 30, 2017
	(in thousands)
License fees	$17,633	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	19,051	2,666
Less: accumulated amortization	(2,701)	(2,653)
	16,350	13
Goodwill	269	269
Intangible assets, net	$16,619	$282

Intangible assets of license fees are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of approximately $10.1 million, $6.7 million, $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of March 31, 2018, the Company recorded $16.4 million in intangible assets, of which $13.5 million in cash was paid to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	March 31, 2018	June 30, 2017
	(in thousands)
Prepayments for property and equipment	$47,523	$12,964
Investment in a privately held company	700	700
Prepaid income tax	—	4,377
Long-term deposits	4,246	1,608
Other	361	216
	$52,830	$19,865
Accrued liabilities:

	March 31, 2018	June 30, 2017
	(in thousands)
Accrued compensation and benefits	$13,878	$13,727
Warranty accrual	611	1,866
Stock rotation accrual	1,774	1,871
Accrued professional fees	1,903	2,500
Accrued inventory	703	410
Accrued facilities related expenses	1,824	1,501
Accrued property, plant and equipment	33,755	2,241
Other accrued expenses	7,169	4,270
	$61,617	$28,386
The activities in the warranty accrual, included in accrued liabilities, are as follows

	Nine Months Ended March 31,
	2018		2017
	(in thousands)
Beginning balance	$1,866		$1,495
Additions (Reductions)	(1,203)	*	898
Utilization	(52)		(521)
Ending balance	$611		$1,872
* Released a specific warranty reserve of approximately $1.0 million as the warranty period had expired.
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$1,871	$1,988
Additions	2,147	3,986
Utilization	(2,244)	(4,262)
Ending balance	$1,774	$1,712

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Debt

On August 15, 2017, the Company's Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. On January 12, 2018, Jireh drew down the loan in the amount of $13.2 million.  Beginning in September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company is in compliance with these covenants. As of March 31, 2018, the outstanding balances of the term loan were $13.2 million.

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  The Initial Capitalization is expected to be completed in stages.  As of March 31, 2018, the Chongqing Funds contributed approximately $162.0 million of initial capital in cash, including $42.0 million of contribution in March 2018. The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is in the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company is in the pre-production phase and the Company expects the JV Company to complete its assembly and testing facilities in the quarter ending June 30, 2018 and fabrication facilities in December 2018.

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
As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of March 31, 2018, the JV Company paid approximately $57.0 million (RMB 358.9 million), and expects to pay the remaining of $28.8 million (RMB 181.1 million) in calendar year 2018.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2017	$270,770	$27,779	$298,549
Exercise of common stock options and release of RSUs	1,352	—	1,352
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	(91)	—	(91)
Withholding tax on restricted stock units	(2,248)	—	(2,248)
Issuance of shares under ESPP	1,439	—	1,439
Repurchase of common shares under shares repurchase program	(12,016)	—	(12,016)
Stock-based compensation expense	8,477	—	8,477
Net income (loss)	13,242	(5,269)	7,973
Deferred tax asset related to ASU 2016-16 adoption	(5,480)	—	(5,480)
Cumulative translation adjustment	4,848	4,398	9,246
Contributions from noncontrolling interest	—	128,994	128,994
Balance, March 31, 2018	$280,293	$155,902	$436,195

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

During the nine months ended March 31, 2018, the Company repurchased an aggregate of 748,936 shares from the open market, for a total cost of $12.0 million, at an average price of $16.01 per share. Since the inception of the prior repurchase program in 2010, the Company repurchased an aggregate of 6,472,029 shares from the open market including shares purchased in a dutch tender offer for a total cost of $62.8 million, at an average price of $9.70 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,472,029 repurchased shares, 132,353 shares with a weighted average repurchase price of $10.50 per share, were reissued at an average price of $5.83 per share pursuant to option exercises and vested restricted share units. As of March 31, 2018, approximately $18.0 million remained available under the Repurchase Program.
Stock Options
The Company did not grant any stock options during the nine months ended March 31, 2018. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's stock option activities for the nine months ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2017	1,053,367	$10.98	4.43	$6,212,660
Exercised	(133,514)	$10.90		$818,624
Outstanding at March 31, 2018	919,853	$10.99	4.19	$4,521,710
Options vested and expected to vest	919,821	$10.99	4.19	$4,521,497
Exercisable at March 31, 2018	916,936	$11.00	4.19	$4,502,312
Restricted Stock Units ("RSUs")
The following table summarizes the Company's RSU activities for the nine months ended March 31, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2017	1,144,865	$14.11	1.76	$19,084,900
Granted	745,071	$16.40
Vested	(473,657)	$13.58
Forfeited	(63,403)	$14.04
Nonvested at March 31, 2018	1,352,876	$15.56	1.95	$20,901,934
RSUs vested and expected to vest	1,177,238		1.87	$18,188,334
The fair value of RSU is based on the market price of the Company's share on the date of grant.

In March 2017 and 2018, the Company granted 170,000 and 298,000 performance-based RSUs (“PRSUs”) to its certain personnel. The number shares to be issued under the PRSU are determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.4 million and $1.1 million of expenses for these PRSUs during the three and nine months ended March 31, 2018, and approximately $68,000 of such expenses in the three and nine months ended March 31, 2017.

The Board previously approved the incentive cash bonus plan (the “Plan”) for the calendar year commencing January 1, 2017 pursuant to which each executive officer of the Company who continues in service through the end of the calendar year would be eligible to receive an incentive award, payable solely in cash, based on the level of attainment of certain specified Company performance goals. On November 15, 2017, the Board approved an amendment to the Plan that permits the Company to pay up to 50% of such incentive awards in common shares of the Company. The Company recorded $1.3 million of such RSUs expenses during the nine months ended March 31, 2018.
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2018
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based Compensation Expense
The total share-based compensation expense related to stock options, RSUs and ESPP described above, recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of goods sold	$449	$222	$1,180	$622
Research and development	361	395	1,340	1,138
Selling, general and administrative	1,650	1,098	5,957	2,825
	$2,460	$1,715	$8,477	$4,585
As of March 31, 2018, total unrecognized compensation cost under the Company's equity plans was $15.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

8. Income Taxes
For the three months ended March 31, 2018, the Company recognized income tax expense of approximately $0.8 million, which included a discrete tax benefit of $0.2 million related principally to prior year tax reserve releases. For the three months ended March 31, 2017, the Company recognized income tax expense of approximately $0.5 million, which included a discrete tax benefit of $0.6 million related principally to prior year tax reserve releases. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended March 31, 2018 was 291.8% compared to 38.8% for the three months ended March 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
For the nine months ended March 31, 2018, the Company recognized an income tax expense of approximately $0.03 million, which included a discrete tax benefit of $2.7 million related to remeasuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017 and a discrete tax benefit of $0.2 million related principally to prior year tax reserve releases. For the nine months ended March 31, 2017, the Company recognized income tax expense of approximately $2.8 million, which included a discrete tax benefit of $0.6 million related principally to prior year tax reserve releases. Excluding the discrete income tax items, the estimated effective tax rate for the nine months ended March 31, 2018 was 35.5% compared to 36.6% for the nine months ended March 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
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
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2018, the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

gross amount of unrecognized tax benefits was approximately $6.7 million, of which $4.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of March 31, 2018. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region to which the products were shipped:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Hong Kong	$84,632	$75,785	$252,302	$236,873
China	15,849	15,334	52,122	42,159
South Korea	243	294	831	1,053
United States	1,358	1,075	4,050	2,767
Other countries	820	793	2,351	2,478
	$102,902	$93,281	$311,656	$285,330
The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Power discrete	$83,982	$70,794	$252,754	$212,044
Power IC	15,685	19,309	49,540	64,166
Packaging and testing services	3,235	3,178	9,362	9,120
	$102,902	$93,281	$311,656	$285,330

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	March 31, 2018	June 30, 2017
	(in thousands)
China	$176,433	$85,691
United States	81,675	61,787
Other Countries	687	713
	$258,795	$148,191

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of March 31, 2018 and June 30, 2017, the Company had approximately $38.4 million and $25.7 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $89.6 million and $69.2 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
Operating Lease Obligations
Except as set forth below, there have been no material changes to the operating lease obligations the Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 5, 2017.
In April 2018, the Company signed an approximately 5,000 square footage office lease for its research and design function, which is located in Austin, Texas. This non-cancelable operating lease term is 76 months with its estimated commencement date as July 2018. Future minimum lease payments of the lease at March 31, 2018 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2019	$96
2020	127
2021	131
2022	135
2023	139
Thereafter	192
$820
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at March 31, 2018 and June 30, 2017.

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

11. Subsequent Events

On May 1, 2018, the Company's Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,700 products, and has grown with the introduction of 80 new products during the fiscal year ended June 30, 2017, and over 90 new products during each of the fiscal years ended June 30, 2016 and 2015. During the nine months ended March 31, 2018, we introduced an additional 116 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 711 patents and 112 patent applications in the United States as of March 31, 2018. We also had a total of 744 foreign patents, which primarily were based on our research and development efforts as of March 31, 2018. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which will be completed in stages. As of March 31, 2018, the Chongqing Funds contributed a total of $162.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. The JV Company is in the pre-production phase and we expect the JV Company to complete its assembly and testing facilities in the quarter ending June 30, 2018 and fabrication facilities in December 2018. During the three and the nine months ended March 31, 2018, we recorded $2.1 million and $5.3 million in net loss attributable to noncontrolling interest, representing 49% of the net loss incurred in the JV Company, which was attributable to operating expenses and depreciation expenses offset by equipment lease income and interest income. In the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the production of power semiconductors. We expect the joint venture to deliver significant cost savings, and enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of March 31, 2018, the JV Company paid approximately $57.0 million (RMB 358.9 million), and expects to pay the remaining of $28.8 million (RMB 181.1 million) in calendar year 2018. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of March 31, 2018, we recorded $15.8 million of such intangible assets, of which $13.5 million in cash was paid to STMicro.

During the third quarter of fiscal year of 2018, we introduced AONE36132, a 25V N-Channel MOSFET in a dual DFN 3.3x3.3 package which is ideal for synchronous buck converters. This new XSPairFET™ offers a higher power density compared to existing solutions and is ideally suited for computing, server and telecommunication markets. Also we introduced a new Type-C Power Delivery compliant load switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (40mohm) in a thermally enhanced 3x3mm DFN package, making it an ideal solution for the latest notebooks, ultrabooks, desktops, monitors, dockings/dongles, and Thunderbolt/USB Type-C PD applications. During the second quarter of fiscal year of 2018, we introduced AONR21357, which uses the improved P-Channel MOSFET process to achieve low power loss and reliable startup. This new P-Channel MOSFET is ideal for load switch applications in Notebook Adapter-In/ Battery In sockets. We also released AONS66916 production utilizing the latest Alpha Shield Gate Technology Generation 2 (AlphaSGT2), which attributes enable higher efficiency and robustness to critical high density telecom and server applications. During the first quarter of fiscal year of 2018, we released OTF190A60L, the first product in the new αMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications.  We also introduced AOZ5131QI, the latest generation of power modules. The new device enables high power-density voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. In addition, we expanded our recently launched fast turn-off switched 650V H-series IGBT family with a 1200V rating. The new AOK40B120H1has been developed to address needs of industrial welding and high-frequency converters with 3-phase ac or high voltage dc input. The device offers excellent performance in high switching frequency applications, which can be a perfect fit for high voltage industrial welding machine.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We expect our operating expenses to increase in the short term due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business. As the JV Company expects to complete on schedule the construction of its assembly and testing facilities during the quarter ending June 30, 2018, the pre-production costs will increase significantly, including costs relating to the installation of equipment; performance of qualification process; increased demand for electrical power and utility; increased headcounts as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. In addition, a portion of these pre-production costs cannot be capitalized under GAAP accounting, therefore such costs will impact our profitability. Furthermore, following the execution of the STMicro license agreement in September 2017, we are accelerating the development of our digital power business to design and distribute a full suite of advanced low-voltage power IC products. We expect to incur additional costs, including costs relating to recruiting and hiring of qualified engineers and technical staff and other research and development and management activities as we start to build this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 41.3% and 41.1% of our total revenue for the three months ended March 31, 2018 and 2017, respectively, and 40.9% and 38.5% of our total revenue for the nine months ended March 31, 2018 and 2017, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures.

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

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. We expect the JV Company to complete its assembly and testing facilities in the quarter ending June 30, 2018 and fabrication facilities in December 2018. However, there is no guarantee that the JV Company will commence timely or at all, and we may experience delays in the construction of the facility. Even if we are able to commence JV operation, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

Our accounting for the impact of the Tax Act is complete for provisions of the Act that could impact our fiscal year 2018 financial statements.  We are still analyzing the provisions of the Act that may impact future periods.  Our management expects the Act to favorably impact our net income, diluted earnings per share, and cash flows in future periods, due primarily to the reduction in the federal corporate tax rate from 35% to 21% effective for periods beginning January 1, 2018. Our management currently estimates that our blended consolidated effective income tax rate (“tax rate”) for full-year fiscal 2018 will approximate 27% before discrete items, compared with nearly 35% for the prior year.
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2018 and 2017. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$102,902	$93,281	100.0%	100.0%	$311,656	$285,330	100.0%	100.0%
Cost of goods sold	75,769	70,584	73.6%	75.7%	228,911	218,595	73.4%	76.6%
Gross profit	27,133	22,697	26.4%	24.3%	82,745	66,735	26.6%	23.4%
Operating expenses
Research and development	9,966	7,625	9.7%	8.2%	27,393	21,928	8.8%	7.7%
Selling, general and administrative	16,486	12,067	16.0%	12.9%	46,857	35,224	15.0%	12.3%
Total operating expenses	26,452	19,692	25.7%	21.1%	74,250	57,152	23.8%	20.0%
Operating income	681	3,005	0.7%	3.2%	8,495	9,583	2.8%	3.4%
Interest income and other loss, net	(234)	(74)	(0.2)%	(0.1)%	(354)	(193)	(0.1)%	(0.1)%
Interest expense	(105)	(22)	—%	—%	(136)	(72)	—%	—%
Net income before income taxes	342	2,909	0.5%	3.1%	8,005	9,318	2.7%	3.3%
Income tax expense	830	523	0.8%	0.6%	32	2,845	—%	1.0%
Net income (loss) including noncontrolling interest	(488)	2,386	(0.3)%	2.5%	7,973	6,473	2.7%	2.3%
Net loss attributable to noncontrolling interest	(2,139)	(1,170)	(2.1)%	(1.3)%	(5,269)	(3,237)	(1.7)%	(1.1)%
Net income attributable to Alpha and Omega Semiconductor Limited	$1,651	$3,556	1.8%	3.8%	$13,242	$9,710	4.4%	3.4%

Share-based compensation expense was allocated as follow:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$449	$222	0.4%	0.2%	$1,180	$622	0.4%	0.2%
Research and development	361	395	0.4%	0.4%	1,340	1,138	0.4%	0.4%
Selling, general and administrative	1,650	1,098	1.6%	1.2%	5,957	2,825	1.9%	1.0%
Total	$2,460	$1,715	2.4%	1.8%	$8,477	$4,585	2.7%	1.6%

Three and Nine Months Ended March 31, 2018 and 2017
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$83,982	$70,794	$13,188	18.6%	$252,754	$212,044	$40,710	19.2%
Power IC	15,685	19,309	(3,624)	(18.8)%	49,540	64,166	(14,626)	(22.8)%
Packaging and testing services	3,235	3,178	57	1.8%	9,362	9,120	242	2.7%
	$102,902	$93,281	$9,621	10.3%	$311,656	$285,330	$26,326	9.2%

Total revenue was $102.9 million for the three months ended March 31, 2018, an increase of $9.6 million, or 10.3%, as compared to $93.3 million for the same quarter last year. The increase was primarily due to an increase of $13.2 million in sales of power discrete products, partially offset by a decrease of $3.6 million in sales of power IC products. The net increase in power discrete and power IC product sales was primarily due to a 2.8% increase in unit shipments, as well as a 7.6% increase in average selling price as compared to the same quarter last year due to a shift in product mix. The revenue of packaging and testing services revenue for the three months ended March 31, 2018 and 2017 remained flat.

Total revenue was $311.7 million for the nine months ended March 31, 2018, an increase of $26.3 million, or 9.2%, as compared to $285.3 million for the same period last year. The increase primarily due to an increase of $40.7 million in sales of power discrete products, partially offset by a decrease of $14.6 million in power IC products. The net increase in product revenue, including power discrete and power IC product was primarily due to a 4.0% increase in unit shipments, as well as a 5.2% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix. The increase in revenue of packaging and testing services for the nine months ended March 31, 2018 as compared to the same period last year was primarily due to increased demand.

Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$75,769	$70,584	$5,185	7.3%	$228,911	$218,595	$10,316	4.7%
Percentage of revenue	73.6%	75.7%			73.4%	76.6%

Gross profit	$27,133	$22,697	$4,436	19.5%	$82,745	$66,735	$16,010	24.0%
Percentage of revenue	26.4%	24.3%			26.6%	23.4%

Cost of goods sold was $75.8 million for the three months ended March 31, 2018, an increase of $5.2 million, or 7.3%, as compared to $70.6 million for the same quarter last year. The increase was primarily due to increased unit shipments. Gross margin increased by 2.1 percentage points to 26.4% for the three months ended March 31, 2018 as compared to 24.3% for the same quarter last year. The increase in gross margin was primarily due to increased average selling prices due to a shift in product mix and higher factory utilization.

Cost of goods sold was $228.9 million for the nine months ended March 31, 2018, an increase of $10.3 million, or 4.7%, as compared to $218.6 million for the same period last year, primarily due to increased unit shipments. Gross margin increased by 3.2 percentage point to 26.6% for the nine months ended March 31, 2018 as compared to 23.4% for the same period last year. The increase in gross margin was primarily due to a shift in product mix and higher factory utilization, as well as approximately $1.0 million of specific reserve that was released during the current period.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$9,966	$7,625	$2,341	30.7%	$27,393	$21,928	$5,465	24.9%
Research and development expenses were $10.0 million for the three months ended March 31, 2018, an increase of $2.3 million, or 30.7%, as compared to $7.6 million for the same quarter last year. The increase was primarily attributable to a $0.8 million increase in employee compensation and benefit expense mainly due to higher bonus expenses and increased headcount to ramp up our digital power business, a $1.0 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.1 million increase in depreciation expense, and a $0.2 million increase in recruiting fee in the current quarter.
Research and development expenses were $27.4 million for the nine months ended March 31, 2018, an increase of $5.5 million, or 24.9%, as compared to $21.9 million for the same period last year. The increase was primarily attributable to a $2.0 million increase in employee compensation expenses mainly due to higher bonus expenses and increased headcount to ramp up our digital power business, a $2.4 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.2 million increase in depreciation expense, as well as a $0.2 million increase in share-based compensation expense as a result of an increase of stock awards, and $0.3 million in recruiting fee during the current period as compared to the same period last year.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$16,486	$12,067	$4,419	36.6%	$46,857	$35,224	$11,633	33.0%
Selling, general and administrative expenses were $16.5 million for the three months ended March 31, 2018, an increase of $4.4 million, or 36.6%, as compared to $12.1 million for the same quarter last year. The increase was primarily attributable to a $3.4 million increase in employee compensation and benefit expenses mainly due to increased headcount and higher bonus expenses, a $0.6 million increase in share-based compensation expense due to increased grant of equity awards, and a $0.3 million increase in employee business expenses due to increased travel expenses during the current quarter.
Selling, general and administrative expenses were $46.9 million for the nine months ended March 31, 2018, an increase of $11.6 million, or 33.0%, as compared to $35.2 million for the same period last year. The increase was primarily attributable to a $7.5 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expenses, a $3.1 million increase in share-based compensation expense due to increased grant of equity awards, and a $0.7 million increase in employee business expenses due to increased travel expenses during the current period as compared to the same period last year.
Interest income and others, net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income and other loss, net	$(234)	$(74)	$(160)	216.2%	$(354)	$(193)	$(161)	83.4%
Interest income and others, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other loss, net during the three months ended March 31, 2018 as compared to the same period last year was primarily due to higher foreign exchange losses as a result of recent depreciation of USD against RMB, partially offset by higher interest income as a result of an increase in average cash balances.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$830	$523	$307	58.7%	$32	$2,845	$(2,813)	(98.9)%

For the three months ended March 31, 2018 and 2017, we recognized income tax benefit of approximately $0.8 million and $0.5 million, respectively which included a discrete tax benefit of $0.2 million and $0.6 million related principally to prior year tax reserve releases. Excluding the discrete income tax expense, the estimated effective tax rate for the three months ended March 31, 2018 was 291.8%, compared to 38.8% for the three months ended March 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

For the nine months ended March 31, 2018, we recognized income tax expense of approximately $0.03 million, which included a discrete tax benefit of $2.7 million related to remeasuring our U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017 and a discrete tax benefit of $0.2 million related principally to prior year tax reserve releases. For the nine months ended March 31, 2017, we recognized income tax expense of approximately $2.8 million, which included a discrete tax benefit of $0.6 million related principally to prior year tax reserve releases. Excluding the discrete income tax items, the estimated effective tax rate for the nine months ended March 31, 2018 was 35.5%, compared to 36.6% for the nine months ended March 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowing under our term loan.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. On January 12, 2018, Jireh drew down the loan in the amount of $13.2 million and as of January 31, 2018, the total outstanding balance under the loan was $13.2 million.  Beginning of September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants. As of March 31, 2018, the outstanding balance of the term loan was $13.2 million.

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. As of March 31, 2018, the Chongqing Funds contributed a total of $162.0 million of initial capital in cash, and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. We expect the JV Company to complete its assembly and testing facilities in the quarter ending June 30, 2018 and fabrication facilities in December 2018. Over the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees and $75.2 million (RMB 520.5 million) of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of March 31, 2018, the JV Company paid approximately $57.0 million (RMB 358.9 million), and expect to pay the remaining of $28.8 million (RMB 181.1 million) in calendar year 2018. We expect the JV Company will be required to obtain additional financing in order to fund the remaining portion of the acquisition of equipment necessary to commence production at the facility.  However, there is no guarantee that the JV Company will be able to secure the required amount of financing from the lenders, or if such financing will be available on terms favorable to us.  If the JV Company cannot secure sufficient financing, we may use a portion of our cash reserve to further capitalize and finance the JV Company.

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

During the nine months ended March 31, 2018, we repurchased 748,936 shares from the open market, for a total cost of $12.0 million, at an average price of $16.01 per share, under the share repurchase program. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,472,029 shares from the open market including shares purchased in the Tender Offer for a total cost of $62.8 million, at an average price of $9.70 per share, excluding fees and related expenses.  As of March 31, 2018, of the 6,472,029 repurchased shares, 132,353 shares with a weighted average repurchase price of $10.50 per share, were reissued at an average price of $5.83 per share pursuant to option exercises and vested restricted share units. We had $18.0 million remained available under the Repurchase Program as of March 31, 2018.

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
Cash and cash equivalents
As of March 31, 2018 and June 30, 2017, we had $125.2 million and $115.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $125.2 million and $115.7 million cash and cash equivalents, $112.1 million and $73.9 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$14,257	$29,100
Net cash used in investing activities	(136,719)	(40,148)
Net cash provided by financing activities	129,957	39,421
Effect of exchange rate changes on cash and cash equivalents	2,004	3

Net increase in cash and cash equivalents	$9,499	$28,376

Cash flows from operating activities
Net cash provided by operating activities of $14.3 million for the nine months ended March 31, 2018 resulted primarily from net income of $8.0 million and non-cash expenses of $29.7 million, offset by net changes in assets and liabilities of $23.4 million. The non-cash expenses of $29.7 million included a $21.8 million of depreciation and amortization expenses, a $8.5 million of share-based compensation expense, and a $(0.6) million of deferred income taxes. The net changes in assets and liabilities of $23.4 million were primarily due to a 14.2 million increase in inventories, a $16.3 million increase in other current and long term assets due to increase in advance payments to vendors, a $1.7 million decrease in income taxes payable and a $0.5 million increase in accounts receivable from timing of billings and collection of payments, partially offset by a $6.5 million increase in accounts payable due to timing of payment, and a $2.8 million increase in accrued and other liabilities.
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

Cash flows from investing activities
Net cash used in investing activities of $136.7 million for the nine months ended March 31, 2018 was primarily attributable to $122.7 million purchases of property and equipment, including $87.1 million purchase in the Joint Venture Company and $14.0 million in purchases of intangible asset during the quarter.
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
Cash flows from financing activities
Net cash used in financing activities of $130.0 million for the nine months ended March 31, 2018 was primarily attributable to $129.0 million proceeds from investment by noncontrolling interest, $13.2 million proceeds from borrowings, and $2.7 million of proceeds from exercise of stock options and issuance of shares und the ESPP, partially offset by $12.0 million for repurchase of our common shares under the repurchase program, $0.6 million in payment of capital lease obligations, and $2.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Capital expenditures

Capital expenditures were $122.7 million and $40.8 million for the nine months ended March 31, 2018 and 2017, respectively. The increase in capital expenditure was primarily due to EPC construction payment in connection with the JV Transaction, additional purchase of equipment and assets, and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consists of purchases of equipment for our packaging and testing services and for our Oregon fab, purchases of equipment and construction payment in Chongqing for the Joint Venture Company, investment in new technology as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction, including additional costs associated with pre-production activities of the JV Company. We also expect capital expenditure continue to increase as we accelerate the development of our new digital power business.
Commitments
See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on September 5, 2017, contains risk factors identified by the Company. Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our filings, including the Form 10-K filed on September 5, 2017 and the Form 10-Q filed on February 8, 2018 with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Possible new tariffs on imported goods from China could adversely affect our business operations.

The President of the United States has recently ordered U.S. government agencies to consider a proposed 25% tariff on a wide range of goods and materials imported from China.  These goods may include products and applications, including consumer electronics, that incorporate our power discrete and power IC products.  In response. China announced a plan to impose tariffs on certain American products.  The resulting trade war could have a significant adverse effect on world trade and the world economy. While it is too early to predict how the recently enacted tariffs will impact our business, we believe that the imposition of tariffs by the U.S. government on products incorporating our power semiconductors could deter our U.S. customers from purchasing our products originating from China. If so, this could reduce demand for our power semiconductor products or result in pricing adjustment that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors terminated our prior share repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. As of March 31, 2018, approximately $18.0 million remained available under the Repurchase Program.

The following table sets for the share repurchases under this program during the third fiscal quarter ended March 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—
February 1, 2018 to February 28, 2018	384,815	$14.84	384,815
March 1, 2018 to March 31, 2018	17,500	$15.42	17,500
Total repurchase during the three months ended March 31, 2018	402,315	$14.87	402,315	$18,006,000

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

May 3, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)