Form 10-K
period 2018-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2018-08-23
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 29, 2017 was approximately $317 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 29, 2017 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 23,862,847 shares of the registrant's common shares outstanding as of July 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2018.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2018

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,900 products, and has grown significantly with the introduction of 200 new products during the fiscal year ended June 30, 2018, and over 80 and 90 new products in each of the fiscal years ended June 30, 2017 and 2016, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enable us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 722 patents and 108 patent applications in the United States as of June 30, 2018. We differentiate ourselves by integrating our expertise in technology, design, manufacturing capability and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2018, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets primarily in Asia. We operate a 8-inch wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which enables us to accelerate proprietary technology development, new product introduction and improve our financial performance. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, costs and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”).  As of June 30, 2018, we own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The JV Company substantially completed its assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production for assembly and testing in the second half of calendar year 2018, and trial production for the 12-inch wafer fabrication facility toward the end of calendar year 2018.

In September 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), which allows us to develop and market certain digital power multi-phase controller products and enter into new markets, primarily in server and telecommunications. We are in the process of developing this new digital power business. We hired approximately two-thirds of the team that we plan to build. The team has been engaging with potential customers in product designs.
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

We have incorporated various wholly-owned subsidiaries in different jurisdictions, and a subsidiary (the JV Company) in which we have a controlling interest. Please refer to Exhibit 21.1 for a complete list of our subsidiaries.
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

Power semiconductors can be either discrete devices, which typically comprise only a few transistors or diodes, or ICs, which incorporate a greater number of transistors.  The function of power discrete devices is power delivery by switching, transferring or converting electricity.  Power transistors comprise the largest segment of the power discrete device market. Power ICs, sometimes referred to as power management ICs, perform power delivery and power management functions, such as controlling and regulating voltage and current and controlling power discrete devices.

The growth of the power semiconductor market in recent years has several key drivers. The proliferation of computer and consumer electronics, such as notebooks, tablets, smart phones, flat panel displays and portable media players created the need for sophisticated power management to improve power efficiency and extend battery life. The evolution of these products is characterized by increased functionality, thinner or smaller form factors and decreasing prices. Our Power IC and low voltage (5V-40V) MOSFET products address this market. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which is driving the need for our medium voltage (40V-400V) and high voltage (500V-1000V) MOSFET products. The increased application of power semiconductors to control motors in white goods and industrial applications, is driving demand for Insulated Gate Bipolar Transistors, or IGBTs. IGBTs are also being used in renewable energy and automotive applications.

The evolution toward smaller form factors and complex power requirements in the low voltage areas has driven further integration in power semiconductors, resulting in power ICs that incorporate the functionalities of both power management and power delivery in a single device. Power ICs can be implemented by incorporating all necessary power functions either on one piece of silicon or multiple silicon chips encapsulated into a single device. Additionally, the advancement in semiconductor packaging technology enables increased power density and shrinking form factors.

Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing cost savings with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. Our model seeks to achieve the best balance between technological advancement and cost effectiveness by using a dedicated in-house technology laboratory to drive rapid new product developments, while utilizing third-party foundry capacity for mature products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily designed and established for digital technologies, can be limited when it comes to the development of new power semiconductor technologies.
Our strategies

Our strategy is to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy that allows us to accelerate the development of our proprietary technology at our Oregon fab, bring new products to market faster, and improve our financial performance in the long run. This model also provides quicker response to our customer demands, enhances relationships with strategic customers, and provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. In addition, we expect to expand our manufacturing capacity through the JV Transaction, which we believe will also allow us to expand and diversify our markets in China, as well as to accelerate the development of our proprietary process technology through our Chongqing manufacturing facilities.

In addition to our products targeting the PC market, we execute our strategies of diversifying our portfolio of products and expanding into other market segments, including the consumer, communications, power supplies and industrial market segments, and improving gross margin and profit by implementing cost control measures. We have been making progress in reducing our reliance on the PC market, but we are also committed to continue to support our PC business by expanding bill-of-material content, expanding market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 1,900 products and we have introduced over 200 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We are also in the process of developing a digital power controller product line based on the technology that we licensed from STMicro. We believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
Leverage our power semiconductor expertise to drive new technology platforms

We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions due to our extensive pool of experienced scientists and engineers and our strong IP portfolio. Accordingly, we intend to leverage our expertise to increase the number of power discrete technology platforms and power IC designs, including future digital power controller products that are currently under development, to expand our product offerings and deliver complete power solutions for our targeted applications. In addition, our ability to develop new technology is enhanced by the operation of our own manufacturing facilities in Oregon and Chongqing, including the new 12-inch fab that is near completion.
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
Leverage global business model for cost-effective growth

We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We plan to further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins. In addition, we have established a joint venture with investment funds affiliated with the municipalities of Chongqing, China for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication and we have made significant progress in the past fiscal year towards the completion of the joint venture facilities and commencement of production. We expect our collaboration with Chongqing will, in the long term, reduce the cost of manufacturing our products and accelerate the development of new products, while allowing us to gain valuable access to new customers in China.
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
Smart phone chargers, battery packs, notebooks, desktop and servers, data centers, base stations, graphics card, game boxes, TVs, AC adapters, power supplies, motor control, power tools, E-vehicles, white goods and industrial motor drives, UPS systems, solar inverters and industrial welding

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching DrMOS power stage	Flat panel displays, TVs, Notebooks, Ultrabooks, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, Ultrabooks, desktop PCs, tablets, flat panel displays, TVs, smart phones, and portable electronic devices
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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand our product family by introducing new solutions to computing, battery protection, and smart phone fast chargers. During the fourth quarter of fiscal year of 2018, we introduced new family of EZBuck™ regulators featuring I2C control. The new devices provide a compact, efficient power converter solution for next-generation chipsets and FPGAs used in high-end TVs, set-top boxes, data storage systems, servers and other embedded systems. We also introduced the AONX38168, which utilizes the latest 25V N-

Channel MOSFET technology platform, combining the low-side and high-side in a leadless surface mount package to offer high power density for server and telecommunication markets. During the third quarter of fiscal year of 2018, we introduced AONE36132, a 25V N-Channel MOSFET in a compact dual DFN 3.3x3.3 package, offering lower switch node ringing and lower parasitic inductance. Also we introduced a new Type-C Power Delivery compliant load switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (40mohm) in a thermally enhanced 3x3mm DFN package, making it an ideal solution for the latest notebooks, ultrabooks, desktops, monitors, dockings/dongles, and Thunderbolt/USB Type-C PD applications. During the second quarter of fiscal year of 2018, we introduced AONR21357, which uses the improved P-Channel MOSFET process to achieve low power loss and reliable startup. This new P-Channel MOSFET is ideal for load switch applications in Notebook Adapter-In/ Battery In sockets. We also released AONS66916 production utilizing the latest Alpha Shield Gate Technology Generation 2 (AlphaSGT2), which enables higher efficiency and robustness to critical high density telecom and server applications. During the first quarter of fiscal year of 2018, we released AOTF190A60L, the first product in the new AMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications.  We also introduced AOZ5131QI, the latest generation of power modules. The new device enables high power-density voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. In addition, we expanded our recently launched fast turn-off switched 650V H-series IGBT family with a 1200V rating. The new AOK40B120H1has been developed to address needs of industrial welding and high-frequency converters with 3-phase AC or high voltage DC input. The device offers excellent performance in high switching frequency applications, which can be a perfect fit for high voltage industrial welding machines.
Distributors and customers
We have developed direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of which we serve through our distributors and ODMs. We sell to Samsung Group directly which accounted for 5.1%, 10.6% and 12.3% of our revenue for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
Through our distributors, we provide products to ODMs who traditionally are contract manufacturers for OEMs. As the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products, which they sell directly to consumers. Our ODM customers include Compal Electronics, Inc., Foxconn, Quanta Computer Incorporated, Pegatron, Wistron Corporation and AOC International.
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2018, 2017 and 2016, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 35.2% and 28.3% of our revenue, respectively, for the fiscal year ended June 30, 2018, 35.8% and 26.9% of our revenue, respectively, for the fiscal year ended June 30, 2017, and 37.2% and 23.8% of our revenue, respectively, for fiscal year ended June 30, 2016, respectively.
Sales and marketing

Our marketing division is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including application engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more for our new market segments, field application engineers, or FAEs, who provide real-time and on-the-ground responses to our end customer needs. FAEs work with our end customers to understand their requirements, resolve technical problems, strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

Our sales team consists of sales persons, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Tokyo, Seoul, Heilbronn, Germany, and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, sourcing additional demand and promoting our products, in which case we may pay a sales commission to these distributors.

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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., Richtek Technology Corp., Semtech Corporation and Texas Instruments Inc..

Our ability to compete depends on a number of factors, including:

•	our success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;

•	our capability in quickly developing and introducing proprietary technology and best in class products;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability and capacity to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.

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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital into research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2018, 2017 and 2016 were $37.3 million, $29.8 million and $26.0 million, respectively. Our research and development expenditures primarily consist of personnel compensation, prototypes, engineering materials, simulation and design tools and test and analyzer equipment. Our new product development efforts continue to focus on developing products with higher speed, higher efficiency and reliability, higher power density, greater performance and lower costs. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2018, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.
Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon fab, and more recently, at the Chongqing manufacturing facility under the JV, as well as the third-party foundries that fabricate our wafers. We also expect our Chongqing manufacturing facility under the JV, including the 12-inch fab, will provide us with enhanced ability to develop and accelerate new process technology for advanced products. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 15.4%, 18.6% and 25.0% of the wafers used in our products for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. We substantially completed our assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production for assembly and testing in the second half of calendar year 2018, and the trial production of the 12-inch wafer fabrication facility toward the end of calendar year 2018. We believe the joint venture will increase and diversify our customer base, particularly in China, and accelerate the development of proprietary process technology.
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

Our in-house and wholly-owned packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products. During the quarter ended September 30, 2016, we fulfilled our obligations to contribute certain packaging equipment as required by the JV agreement by transferring the legal titles of such equipment to the JV Company and we expect the JV Company to handle a portion of our packaging and testing requirement following the commencement of production. We continuously increase the outsourcing portion of our packaging and testing requirements to other contract manufacturers to minimize the effect of market fluctuation. Our facilities have the combined capacity to package and test over 600 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.
Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through design for manufacturing, and continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China and our manufacturing facility in Oregon are certified to the ISO9001 and IATF16949:2016. These Quality Management System certifications are in recognition of our quality assurance standards. Both ISO9001 and IATF16949:2016 are sets of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. Our products are also in compliance with Restrictions on the use of Hazardous Substances, or RoHS 2.0.

We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products, is in strict compliance with our process controls, monitoring procedures and product requirements. We also conduct periodic reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance. Our facility in Oregon integrates manufacturing process controls through our manufacturing execution system coupled with wafer process controls that include monitoring procedures, preventative maintenance, statistical process control, and testing to ensure that finished wafers delivered will meet and exceed quality and reliability requirements. All materials used to manufacture wafers are controlled through a strict qualification process.

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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including On Semiconductor Corp. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered previously by STMicro. This license agreement allows us to develop a new digital power business that will design and offer a full suite of advance digital power controller products.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2018, we had 722 patents issued in the United States, of which 9 were acquired, 2 were licensed and 711 were based on our research and development efforts, and these patents are set to expire between 2018 and 2037. Within these patents, 4 patents will expire in 2018. We do not expect that the expiration of these 4 patents will have a material adverse impact on our patent position. We also had a total of 667 foreign patents, including 259 Chinese patents, 383 Taiwanese patents, 17 Korean patents, 4 Hong Kong patents and 4 Japanese patents as of June 30, 2018. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2018 and 2037. In addition, as of June 30, 2018, we had a total of 278 patent applications, of which 108 patents were pending in the United States, 93 patents were pending in China, 45 patents were pending in Taiwan and 32 patents were pending in other countries.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2018, 2017 and 2016, we were in compliance with the related conflict minerals rule.
Employees
As of June 30, 2018, we had approximately 3,340 employees, of which approximately 590 were located in the United States, 2,630 were located in China, and 120 were located in other parts of Asia. None of our employees is represented by a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2018. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	73	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	66	Director and Chief Operating Officer
Yifan Liang	54	Chief Financial Officer and Corporate Secretary
Daniel Kuang Ming Chang	63	Senior Vice President of Strategic Business and World-wide Applications Engineering

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

Daniel Kuang Ming Chang has been serving as our Senior Vice President of Business Development and World-wide Applications Engineering since November 13, 2017.  Mr. Chang served as our Senior Vice President of Marketing from August 3, 2015 to November 12, 2017, our Vice President of Power IC Product Line and Applications Engineering from October 2011 to August 2, 2015, our Vice President of Strategic Marketing and Applications Engineering from May 2010 to October 2011, and our Director of Strategic Marketing and Applications Engineering from February 2009 to April 2010.  Prior to joining our company, Mr. Chang served as Vice President of new product line at Richtek Inc, a power management company in Taiwan, from 2005 to 2009.  He also served as Vice President of System Engineering at Lovoltech Inc, a startup semiconductor company in Sunnyvale, California from 2001 to 2005.  Mr. Chang received his M.S. in physics from National Tsing Hua University of Taiwan, and a B.S. in electrical engineering from Taiwan National University.

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
Risks Related to Our Business

Our joint venture with the Chongqing government may not succeed as expected.

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The JV Company is expected to commence assembly and testing mass production in the second half of calendar year 2018, and trial production of the 12-inch wafer fabrication facilities toward the end of calendar year 2018. The initial ramp up of the JV Company’s operations is costly and for the short term will negatively impact our results of operations. While we believe the JV Transaction will enhance our ability to accelerate growth and improve our profitability, there is no guarantee that it will succeed as we initially expected. We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs and delays in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; failure of the Chongqing Funds to meet their obligations under the JV Agreement, such as delays in capitalizing the JV Company based on our original timeline; and inability to provide customers with required services.

Even after the JV Company commences operation, we may not fully realize the anticipated benefits of the project, such as cost savings, improvement in working capital, increased gross margin, revenue and profitability, enhanced market share for our products; and increased diversification of our products and customers.  The establishment and operation of a new manufacturing facility involve significant risks and challenges, including, but are not limited to, the following:

•	Inability to gain or sustain sufficient new customers and market shares to offset the additional costs of building and operating a new facility;

•	Lack of sufficient control over the operation and finances of the joint venture;

•	Insufficient personnel with requisite expertise and experiences to operate a 12-inch fabrication facility;

•	High cost and unexpected expenses relating to upgrading and improving the packaging and testing and fabrication facilities;

•	Inability to fully integrate the joint venture with our existing fabrication facility in Oregon, and inability to fully utilize both fabrication facilities;

•	Failure of Chongqing Funds to meet its obligations under the JV Agreement;

•	Difficulties in protecting and enforcing our intellectual property rights;

•	Difficulties in maintaining international communications and coordination between our locations in the U.S. and China;

•	Inability to take advantage of the expected tax savings;

•	Changes or uncertainties in economic, legal, regulatory, social and political conditions in China, and lack of transparency and certainty in the Chinese regulatory process;

•	Labor disputes and difficulties in recruiting new employees; and

•	Additional costs and complexity with compliance of local and state regulations of Chongqing.

In addition, we may be subject to the risk of under-utilization of the facilities at the JV Company. The operation of the JV Company’s facilities, including the assembly and testing facilities and the fab, requires significant fixed cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. If our forecast is incorrect or if we are not able to fully utilize the capacities of the facilities at the JV Company, we may not be able to absorb the cost of operation, which will adversely affect our results of operations.

Any of the foregoing risks could materially reduce the expected return of our investment in the JV Transaction and adversely affects our business operations, financial performance and the trading price of our shares.

Possible new tariffs on imported goods from China could adversely affect our business operations.

The President of the United States has recently ordered U.S. government agencies to consider a proposed 25% tariff on a wide range of goods and materials imported from China, in addition to the U.S. tariffs already imposed.  These goods may include products and applications, including consumer electronics, that incorporate our power discrete and power IC products. In response, China announced a plan to impose tariffs on certain American products if these additional U.S. tariffs are imposed.  The resulting trade war could have a significant adverse effect on world trade and the world economy. While it is too early to predict if the additional potential U.S. tariffs will be imposed, or how the recently enacted tariffs will impact our business, we believe that the imposition of the potential additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our U.S. customers from purchasing our products originating from China. If so, this could reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

We may not be able to successfully develop our digital power business.

In September 2017, we entered into a license agreement with STMicro, which allows us to develop and market certain digital power multi-phase controller products and enter into a new market, primarily in the computer server segment. We are in the process of developing this new digital power business and expect to incur significant startup costs, including costs relating to the hiring and compensation of qualified engineers and technical staff; development of marketing and sales infrastructure, particularly in the computer server market; and other research and development and management activities. We do not expect this new business to generate sufficient revenue to offset our costs in the short term, and there is no guarantee that our attempt to develop a profitable digital business will ultimately succeed. The success of our new digital power business depends on a number of factors, including the following:

•	competition from other companies with greater resources and experiences in the digital power market;

•	the availability of and our ability to recruit and attract qualified personnel;

•	our lack of experience and reputation in the digital power market;

•	difficulties in designing products acceptable to customers; and

•	sales and marketing capability.

Any one of these factors may negatively impact our ability to create a successful digital power business, which would adversely affect our financial condition and results of operations.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 41.6%, 39.1% and 38.5% of our total revenue for the years ended 2018, 2017 and 2016, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which had negatively impacted our revenue, profitability and gross margin. The decline of the PC markets also adversely affected our ability to adjust inventory levels in response to the lower shipments, which had negatively impacted our gross margins.

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

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements;

•	changes and delays in our JV Transaction;

•	operation of the JV Company;

•	changes in the utilization of our in-house manufacturing capacity;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

•
the unpredictable volume and timing of orders, deferrals, cancellations and reductions for our products, which may depend on factors such as our end customers' sales outlook, purchasing patterns and inventory adjustments based on general economic conditions or other factors;

•	changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;

•	changes in laws and regulations affecting our business operations;

•	changes in costs associated with manufacturing of our products, including pricing of wafer, raw materials and assembly services;

•	announcement of significant share repurchase programs;

•	our concentration of sales in consumer applications and changes in consumer purchasing patterns and confidence; and

•	the adoption of new industry standards or changes in our regulatory environment.
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

The operation of our Oregon fab subjects us to additional risks and the need for additional capital expenditures which may negatively impact our results of operations.

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

In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to incur substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume, which may cause delay in our ability to deliver new products or negatively impact our results of operations.
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

In addition, the semiconductor industry has experienced increased consolidation over the past several years that may adversely affect our competitive position. For example, On Semiconductor Corporation acquired Fairchild Semiconductor International Inc. in September 2016; Avago Technologies Limited (now Broadcom Limited (“Broadcom”)) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014; Intel acquired Altera Corporation in December 2015; and NXP Semiconductors acquired Freescale Semiconductor, Ltd. in December 2015. Consolidation among our competitors could lead to a less favorable competitive landscape, capabilities and market share, which could harm our business and results of operations.
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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 15.4%, 18.6% and 25.0% of the wafers used in our products for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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
Our operation of two wholly-owned packaging and testing facilities are subject to risks that could adversely affect our business and financial results.

We have two wholly-owned packaging and testing facilities located in Shanghai, China that handle most of our packaging and testing requirements. The operation of high-volume packaging and testing facilities and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operate efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. Due to the fixed costs associated with operating our own packaging and testing facilities, if we are unable to utilize our in-house facilities at a desirable level of production, our gross margin and results of operations may be adversely affected. For example, a significant decline in our market share or sales orders may negatively impact our factory utilization and reduce our ability to achieve profitability.
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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 63.5%, 62.7% and 61.0% of our revenue for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Our agreements with Promate and WPG were renewed in July 2017 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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

•	dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors;

•	management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers; and

•	our agreements with distributors which are generally terminable by either party on short notice.
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

We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $18.9 million and $19.6 million at June 30, 2018 and 2017, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2018 and 2017 were $1.8 million and $1.9 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2018, we owned 722 issued U.S. patents expiring between 2018 and 2037 and had 108 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

•
intellectual property laws and confidentiality laws may not adequately protect our intellectual property rights, including, for example, in China where enforcement of China intellectual property-related laws have historically been less effective, primarily because of difficulties in enforcement and low damage awards.

 We also rely on customary contractual protection with our customers, suppliers, distributors, employees and consultants, and we implement security measures to protect our trade secrets. We cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our suppliers, employees, distributors or consultants will not assert rights to intellectual property arising out of such contracts.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was 12.5%, 28.3% and 406.6% for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws, foreign tax laws, or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future. We summarize below our initial analysis of the impact of the recently enacted U.S. Tax Cuts and Jobs Act (see below section titled “U.S. Tax Cuts and Jobs Act, Enacted December 22, 2017”).

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

Our debt agreements include financial covenants that may limit our ability to pursue business and financial opportunities and subject us to risk of default.

We have entered into debt agreements with certain financial institutions, which generally require us to maintain certain financial covenants that has the effect of limiting our ability to take certain actions, including actions to incur debt, pay dividends, repurchase stock, make certain investments and capital expenditures.  These restrictions may limit our ability to pursue business and financial opportunities that are available or beneficial to us in response to changing and competitive economic environment, which may have an adverse effect on our financial conditions.  In addition, a breach of any of these financial covenants, if not waived by the lenders, could trigger an event of default under the debt agreements, which may result in the acceleration of our indebtedness or the loss of our collateral used to secure such indebtedness.

The imposition of U.S. corporate income tax on our Bermuda parent and non-U.S. subsidiaries could adversely affect our results of operations.

We believe that our Bermuda parent and non-U.S. subsidiaries each operate in a manner that they would not be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States. Nevertheless, there is a risk that the U.S. Internal Revenue Service may assert that our Bermuda parent and non-U.S. subsidiaries are engaged in a trade or business in the United States. If our Bermuda parent and non-U.S. subsidiaries were characterized as being so engaged, we would be subject to U.S. tax at regular corporate rates on our income that is effectively connected with U.S. trade or business, plus an additional 30% “branch profits” tax on the dividend equivalent amount, which is generally effectively connected income with certain adjustments, deemed withdrawn from the United States. Any such tax could materially and adversely affect our results of operations.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences for U.S. holders.

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2018 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

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
Our industry is highly cyclical and is characterized by constant and rapid technological change such as the introduction of smart phones and tablets that contributed to the decline in the PC market, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, and often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns, in particular the PC markets or in any other markets in which we sell our products, may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry and packaging and testing capacity, which could prevent us from benefiting from such an upturn or reduce our profit margins.
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

Our financial results have been, and are expected to continue to be, affected by the economy in China. If China’s economy is slowing down, it may negatively affect our business operation and financial results. The China economy differs from the economies of most developed countries in many respects, including:

•	higher level of government involvement;

•	early stage of development of a market-oriented economy;

•	rapid growth rate;

•	higher level of control over foreign currency exchange; and

•	less efficient allocation of resources.
 The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises, the China government continues to retain significant control over the business and productive assets in China. Any changes in China's government policy or China's political, economic and social conditions, or in relevant laws and regulations, may adversely affect our current or future business, results of operations or financial condition. These changes in government policy may be implemented through various means, including changes in laws and regulations, implementation of anti-inflationary measures, change of basic interest rate, changes in the tax rate or taxation system and the imposition of additional restrictions on currency conversion and imports. Furthermore, given China's largely export-driven economy, any changes in the economies of the China's principal trading partners and other export-oriented nations may adversely affect our business, results of operations, financial condition and prospects.
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
Our business and corporate transactions, including our operations through the JV Company, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involves uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors which are encouraged, restricted or prohibited for foreign investment. As the catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the China government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce (MOC) published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOC is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. On September 3, 2016, the Standing Committee of China's National People's Congress, passed the Decision on Amendment of Four Laws including the Foreign-Invested Enterprise Law, or the FIE Amendment, which was implemented starting on October 1, 2016. According to the FIE Amendment, establishment and changes of an FIE in a sector not subject to special entry administrative measures will be simplified by going through government filing instead of government approval process. The special entry administrative measures will be separately promulgated or approved to be promulgated by the State Council. Subsequently, the National Development and Reform Commission and MOC issued the Announcement 2016 No. 22 on October 8, 2016, which provides that the special entry administrative measures shall be implemented with reference to the relevant requirement on equity percentage and senior management in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries as stipulated in the Catalogue for the Guidance of Foreign Investment Industries. Further, the MOC published the Provisional Measures on Filing Administration for Establishment and Change of Foreign-Invested Enterprises on October 8, 2016, which implements and elaborates the procedures, supervision and related matters of the filings for formation and changes of foreign-invested enterprises in a sector not subject to special entry administrative measures. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $279.6 million, or 65.6% of our total consolidated net assets as of June 30, 2018. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Our results of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollars and Chinese Yuan, or RMB.

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

Controversies between the United States and China may arise that threaten the trading relationship between the two countries. At various times during recent years, the United States and China have had disagreements over political and economic issues, including the recent imposition of tariffs by U.S. against goods imported from China. See risk factor on page 14 entitled “Possible new tariffs on imported goods from China could adversely affect our business operations” above. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. These controversies and trade frictions could have a material adverse effect on our business by, among other things, making it more difficult for us to coordinate our operations between the United States and China or causing a reduction in the demand for our products by customers in the United States or China.
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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $6.83 to high of $23.43 from the commencement of the public trading of our common shares on April 29, 2010, to July 31, 2018 and from a low of $13.94 to high of $18.62 from July 1, 2017 to June 30, 2018. At July 31, 2018, the trading price of our common shares was $13.36. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 21.2% of our outstanding common shares as of June 30, 2018. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2018, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012 and wafer fabrication facility in Chongqing, China under construction. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Suite160, Rialto I, 7500 Rialto Boulevard, Austin, Texas, USA 78735	5,142	Research and development (under construction)

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	194,269	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support

Room 1002-1005, 1007, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	8,267	Marketing and field application engineering support

East 10F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	8,364	Marketing and field application engineering support

No.5-407, Yunhan Road, Shuitu Hi-Tech Industrial Zone, Beibei District, Chongqing, China 400714	2,459,002	Wafer fabrication facility and assembly and testing facility (land size 2,459,002, phase 1 building size 1,002,240)

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

Location	Square Footage	Primary Use
7F, Unit 3 & 5, 16F, Unit 1, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	9,443	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

Sampyeong-dong 621, Pangyo Innovally, C-501, 253, Pangyo-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, Korea	3,173	Marketing and field application engineering support

10F, Koujimachi Sunrise Building, Koujimachi 2-2-31, Chiyoda-ku, Tokyo, Japan 102-0083	884	Marketing and field application engineering support

5/F, No. 521 Yurakucyo building, 10-1, Yurakucho 1-chome, Chiyoda-ku, Tokyo, Japan 100-0006	1,625	Marketing and field application engineering support

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

Fiscal 2017	Quarterly Periods	High	Low
First Fiscal Quarter :	July 1, 2016 - September 30, 2016	$23.03	$13.44
Second Fiscal Quarter:	October 1, 2016 - December 31, 2016	$23.43	$18.40
Third Fiscal Quarter:	January 1, 2017- March 31, 2017	$22.89	$16.77
Fourth Fiscal Quarter:	April 1, 2017 - June 30, 2017	$20.02	$16.07

Fiscal 2018
First Fiscal Quarter :	July 1, 2017 - September 30, 2017	$18.37	$14.92
Second Fiscal Quarter:	October 1, 2017 - December 31, 2017	$18.62	$16.36
Third Fiscal Quarter:	January 1, 2018- March 31, 2018	$17.74	$13.94
Fourth Fiscal Quarter:	April 1, 2018 - June 30, 2018	$16.09	$14.18
Holders of Our Common Shares
As of July 31, 2018, there were approximately 116 holders of record of our common shares, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal year ended June 30, 2018, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

300.00
250.00
200.00
150.00
100.00
50.00
-
6/30/2013
6/30/2014
6/30/2015
6/30/2016
6/30/2017
6/30/2018
NASDAQ Composite
Philadelphia Semiconductor Index
Alpha & Omega Semiconductor Limited

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the Board of Directors terminated the repurchase program that was previously approved in April 2015 and approved a new repurchase program (the “Repurchase Program”), which allows the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. There is no guarantee that any repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As of June 30, 2018, we had $14.9 million available under this repurchase program.
The following table sets for the share repurchases under this program during the fourth quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Be Purchased Under the Plans or Programs
May 7, 2018 to May 31, 2018	195,710	$15.29	195,710
June 1, 2018	5,400	$15.65	5,400
Total repurchase during the three months ended June 30, 2018	201,110	$15.30	201,110	$14,930,000

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2018, 2017 and 2016 and selected consolidated balance sheet data as of June 30, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2015 and 2014 and selected consolidated balance sheets as of June 30, 2016, 2015 and 2014 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$421,553	$383,337	$335,661	$327,935	$318,121
Cost of goods sold	309,625	291,516	269,839	267,453	259,050
Gross profit	111,928	91,821	65,822	60,482	59,071
Operating expenses:
Research and development	37,344	29,835	26,006	27,075	24,409
Selling, general and administrative	66,164	48,842	37,874	37,625	34,554
Impairment of long-lived assets	—	—	432	—	—
Total operating expenses	103,508	78,677	64,312	64,700	58,963
Operating income (loss)	8,420	13,144	1,510	(4,218)	108
Interest income and other income (loss), net	(1,943)	(141)	(498)	533	(177)
Interest expense	(821)	(91)	(23)	(181)	(266)
Income (loss) before income taxes	5,656	12,912	989	(3,866)	(335)
Income tax expense	708	3,652	4,021	3,897	2,769
Net income (loss) including noncontrolling interest	4,948	9,260	(3,032)	(7,763)	(3,104)
Net loss attributable to noncontrolling interest	(9,315)	(4,569)	(104)	—	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,263	$13,829	$(2,928)	$(7,763)	$(3,104)

Basic	$0.60	$0.59	$(0.13)	$(0.29)	$(0.12)
Diluted	$0.57	$0.56	$(0.13)	$(0.29)	$(0.12)
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	23,901	23,526	22,452	26,429	25,952
Diluted	24,844	24,826	22,452	26,429	25,952

	As of June 30,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$131,535	$115,708	$87,774	$106,085	$117,788
Working capital	$130,532	$130,566	$118,450	$147,351	$151,322
Total assets	$667,049	$398,408	$318,505	$347,904	$362,925
Bank borrowings - long term	$26,786	$—	$—	$—	$—
Capital leases - long term	$56,791	$866	$1,695	$64	$1,005
Current portion of bank borrowings	$3,811	$—	$—	$—	$—
Current portion of capital leases	$4,491	$828	$819	$941	$1,061
Total Alpha and Omega Semiconductor Limited shareholders’ equity	$278,594	$270,770	$242,142	$276,639	$283,388

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,900 products, and has grown significantly with the introduction of 200 new products during the fiscal year of 2018, and over 80 and 90 new products in each of the fiscal years ended June 30, 2017 and 2016, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 722 patents and 108 patent applications in the United States as of June 30, 2018. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate a 8-inch wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”). As of June 30, 2018, the Chongqing Funds contributed a total of $162.0 million of initial capital in cash and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As of June 30, 2018, we own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. We substantially completed our assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production for assembly and testing in the second half of calendar year 2018, and trial production at the 12-inch wafer fabrication facility toward the end of calendar year 2018. During fiscal years 2018, 2017 and 2016, we recorded $9.3 million, $4.6 million and $0.1 million in net loss attributable to noncontrolling interest, respectively, representing 49% of the net loss incurred in the JV Company. In the long-term, we expect the joint venture to deliver significant cost savings, and enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees

(including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2018, the JV Company paid approximately $66.4 million (RMB 439.5 million), and expects to pay the remaining of $15.2 million (RMB 100.5 million) in fiscal year 2019.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of June 30, 2018, we recorded $15.8 million of intangible assets related to STMicro.

During the fiscal year ended June 30, 2018, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, during the fourth quarter of fiscal year of 2018, we introduced new family of EZBuck™ regulators featuring I2C control. The new devices provide a compact, efficient power converter solution for next-generation chipsets and FPGAs used in high-end TVs, set-top boxes, data storage systems, servers and other embedded systems. We also introduced the AONX38168, which utilizes the latest 25V N-Channel MOSFET technology platform, combining the low-side and high-side in a leadless surface mount package to offer high power density for server and telecommunication markets. During the third quarter of fiscal year of 2018, we introduced AONE36132, a 25V N-Channel MOSFET in a compact dual DFN 3.3x3.3 package, offering lower switch node ringing and lower parasitic inductance. Also we introduced a new Type-C Power Delivery compliant load switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (40mohm) in a thermally enhanced 3x3mm DFN package, making it an ideal solution for the latest notebooks, ultrabooks, desktops, monitors, dockings/dongles, and Thunderbolt/USB Type-C PD applications. During the second quarter of fiscal year of 2018, we introduced AONR21357, which uses the improved P-Channel MOSFET process to achieve low power loss and reliable startup. This new P-Channel MOSFET is ideal for load switch applications in Notebook Adapter-In/ Battery In sockets. We also released AONS66916 production utilizing the latest Alpha Shield Gate Technology Generation 2 (AlphaSGT2), which enables higher efficiency and robustness to critical high density telecom and server applications. During the first quarter of fiscal year of 2018, we released AOTF190A60L, the first product in the new AMOS5TMHV MOSFET platform.  This device provides high-efficiency performance in an easy-to-use solution optimized for server power supplies, high-end computers, charging stations and other high-performance applications.  We also introduced AOZ5131QI, the latest generation of power modules. The new device enables high power-density voltage regulator solutions ideal for CPU and GPU power regulation in notebook PCs, servers, and graphic cards. In addition, we expanded our recently launched fast turn-off switched 650V H-series IGBT family with a 1200V rating. The new AOK40B120H1 has been developed to address needs of industrial welding and high-frequency converters with 3-phase AC or high voltage DC input. The device offers excellent performance in high switching frequency applications, which can be a perfect fit for high voltage industrial welding machines.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business will have the significant impact on our financial performance. We substantially completed our assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production for assembly and testing in the second half of calendar year 2018, and trial production at our 12-inch wafer fabrication facility toward the end of calendar year 2018. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. In addition, a portion of these pre-production expenses and production ramp-up costs cannot be capitalized under U.S. GAAP accounting, therefore such costs impact our profitability. Furthermore, we are in the process of developing our digital power business following the execution of the STMicro license agreement in September 2017, which will allow us to design and distribute a full suite of advanced low-voltage power IC products. We have incurred and expect to continue to incur additional costs, including costs relating to hiring and compensation of qualified engineers and technical staff and other research and development and management activities, as we are building this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab and our Chongqing fabrication facility.  If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, we expect that in the long term our joint venture agreement with the Chongqing Funds will reduce our costs of manufacturing. Furthermore, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from fully meeting the demand of our customers. While we can mitigate such constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC markets accounted for approximately 41.6%, 39.1% and 38.5% of our total revenue for the years ended June 30, 2018, 2017 and 2016, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making progress in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. The JV Company substantially completed its assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production of assembly and testing in the second half of calendar year 2018, and trial production of power semiconductors at the 12-inch wafer fabrication facility toward the end of calendar year 2018. However, we may experience delays in the commencement or ramp up of the production at the JV Company. Even if we are able to commence JV operation timely, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.

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
Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue has been derived from power discrete products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third-parties through one of our subsidiaries.

Our product revenue is reported net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers ("ODMs") or original equipment manufacturers ("OEMs"), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In these situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
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
Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures.

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

During the quarter ended September 30, 2016, we contributed certain packaging equipment as required by the JV Agreement by transferring the legal title of such equipment to the JV Company. As a result of the transfer, we reduced our deferred tax assets by $6.6 million and recorded a $6.6 million as a prepaid tax asset, which was amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and in other long-term assets on our balance sheet, respectively. On July 1, 2017, we adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-entity asset transfer with the JV Company, with an offsetting reduction to retained earnings.  Because the JV Company has a full valuation allowance, there was no change to our net deferred tax assets.
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

In connection with our initial analysis of the impact of the Tax Act, we reported a second quarter of fiscal year 2018 discrete tax benefit of $2.7 million related to the re-measurement of certain deferred tax assets and liabilities. The $2.7 million tax benefit related to the tax rate re-measurement estimated in the second quarter of fiscal year 2018 was reduced downward by $0.2 million in the fourth quarter of fiscal year 2018, to $2.5 million. In addition, we are using a 28% U.S. federal tax rate to measure our U.S. federal income tax expense for fiscal year 2018, down from the 34% U.S. federal income tax rate used in first quarter of fiscal year 2018.

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
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2018, 2017 and 2016. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2018	2017	2016	2018	2017	2016
	(in thousands)			(% of revenue)
Revenue	$421,553	$383,337	$335,661	100.0%	100.0%	100.0%
Cost of goods sold (1)	309,625	291,516	269,839	73.4%	76.0%	80.4%
Gross profit	111,928	91,821	65,822	26.6%	24.0%	19.6%
Operating expenses:
Research and development (1)	37,344	29,835	26,006	8.9%	7.8%	7.7%
Selling, general and administrative (1)	66,164	48,842	37,874	15.7%	12.7%	11.3%
Impairment of long-lived assets	—	—	432	—%	—%	0.1%
Total operating expenses	103,508	78,677	64,312	24.6%	20.5%	19.1%
Operating income	8,420	13,144	1,510	2.0%	3.5%	0.5%
Interest income and other income (loss), net	(1,943)	(141)	(498)	(0.5)%	—%	(0.1)%
Interest expense	(821)	(91)	(23)	(0.2)%	—%	—%
Income before income taxes	5,656	12,912	989	1.3%	3.5%	0.4%
Income tax expense	708	3,652	4,021	0.2%	1.0%	1.2%
Net income (loss) including noncontrolling interest	4,948	9,260	(3,032)	1.1%	2.5%	(0.8)%
Net loss attributable to noncontrolling interest	(9,315)	(4,569)	(104)	(2.2)%	(1.2)%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,263	$13,829	$(2,928)	3.3%	3.7%	(0.8)%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2018	2017	2016	2018	2017	2016
	(in thousands)			(% of revenue)
Cost of goods sold	$1,641	$1,041	$636	0.4%	0.3%	0.2%
Research and development	1,855	1,361	1,115	0.4%	0.4%	0.3%
Selling, general and administrative	7,916	4,232	2,562	1.9%	1.1%	0.8%
	$11,412	$6,634	$4,313	2.7%	1.8%	1.3%
Revenue

The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$342,148	$288,788	$252,063	$53,360	18.5%	$36,725	14.6%
Power IC	67,083	82,389	69,344	(15,306)	(18.6)%	13,045	18.8%
Packaging and testing services	12,322	12,160	14,254	162	1.3%	(2,094)	(14.7)%
	$421,553	$383,337	$335,661	$38,216	10.0%	$47,676	14.2%

Fiscal 2018 vs 2017

Total revenue was $421.6 million for fiscal year 2018, an increase of $38.2 million, or 10.0%, as compared to $383.3 million for fiscal year 2017. The increase was primarily due to an increase of $53.4 million in sales of power discrete products, partially offset by a decrease of $15.3 million in sales of power IC products. The net increase in product sales was primarily due to a 2.1% increase in unit shipments, as well as an 8.1% increase in average selling price as compared to last fiscal year due to a shift in product mix. The increase in revenue of packaging and testing services for fiscal year 2018 as compared to last fiscal year was primarily due to increased demand. During fiscal year 2018, we accelerated the development of new technology platforms which allowed us to introduce 43 medium and high voltage MOSFET products, targeting primarily the industrial markets, as well as 37 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 66 Power IC new products for consumer, computing applications and communication markets.

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

Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$309,625	$291,516	$269,839	$18,109	6.2%	$21,677	8.0%
Percentage of revenue	73.4%	76.0%	80.4%

Gross profit	$111,928	$91,821	$65,822	$20,107	21.9%	$25,999	39.5%
Percentage of revenue	26.6%	24.0%	19.6%

Fiscal 2018 vs 2017

Cost of goods sold was $309.6 million for fiscal year 2018, an increase of $18.1 million, or 6.2%, as compared to $291.5 million for fiscal year 2017. The increase was primarily due to increased unit shipments. Gross margin increased by 2.6 percentage points to 26.6% for fiscal year 2018, as compared to 24.0% for fiscal year 2017. The increase in gross margin was primarily due to a shift in product mix and higher factory utilization, as well as approximately $2.0 million of specific reserve that was release during the fiscal year 2018. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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
Research and development expenses

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$37,344	$29,835	$26,006	$7,509	25.2%	$3,829	14.7%

Fiscal 2018 vs 2017

Research and development expenses were $37.3 million for fiscal year 2018, an increase of $7.5 million, or 25.2%, as compared to $29.8 million for fiscal year 2017. The increase was primarily attributable to a $3.0 million increase in employee compensation and benefit expenses mainly due to higher bonus expenses and increased headcount to ramp up our digital power business, a $2.7 million increase in product prototyping engineering expenses as a result of increased engineering activities, a $0.5 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.5 million increase in consulting expenses due to more consulting activities, and a $0.3 million increase in depreciation expenses. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We expect that our research and development expenses will fluctuate from time to time.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$66,164	$48,842	$37,874	$17,322	35.5%	$10,968	29.0%

Fiscal 2018 vs 2017

Selling, general and administrative expenses were $66.2 million for fiscal year 2018, an increase of $17.3 million, or 35.5%, as compared to $48.8 million for fiscal year 2017. The increase was primarily due to a $12.3 million increase in employee compensation and benefits expense as a result of pre-production costs in the JV Company, increased headcount and higher bonus expenses, a $3.7 million increase in share-based compensation expense due to increased grant of equity awards, and a $1.0 million increase in employee business expenses due to increased travel expenses during the current fiscal year.

Fiscal 2017 vs 2016

Selling, general and administrative expenses were $48.8 million for fiscal year 2017, an increase of $11.0 million, or 29.0%, as compared to $37.9 million for fiscal year 2016. The increase was primarily due to a $6.6 million increase in employee compensation and benefits expense as a result of increased headcount and higher bonus expenses, a $1.7 million increase in share-based compensation expense as a result of an increase of stock awards granted and a decrease in the cancellation of numbers of shares, a $1.0 million increase in consulting fees primarily due to increased professional services costs and recruiting costs, a $0.3 million increase in audit and tax consulting fees due to increased consulting activities, as well as a $0.6 million in employee business expenses due to increased travel expenses.
Impairment of long-lived assets

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of long-lived assets	$—	$—	$432	$—	100.0%	$(432)	(100.0)%

During the quarter ended December 31, 2015, we identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment had no alternative uses, we recorded an asset impairment expense of approximately $0.4 million related to these equipment during the quarter ended December 31, 2015.
Interest income and other income (loss), net

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest income and other income (loss), net	$(1,943)	$(141)	$(498)	$(1,802)	1,278.0%	$357	(71.7)%
Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and others, net in fiscal year 2018 as compared to fiscal year 2017 was primarily due to a $2.1 million increase in foreign exchange losses as a result of recent depreciation of USD, partially offset by a $0.3 million increase in interest income as a result of an increase in average cash balances. The increase in interest income and others, net in fiscal year 2017 as compared to fiscal year 2016 was primarily due to increase in average cash balances, as well as lower foreign exchange losses as a result of appreciation of USD against RMB.

Interest Expense

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense	$(821)	$(91)	$(23)	$(730)	802.2%	$(68)	295.7%

Interest expense was primarily related to bank borrowings. The increase in interest expenses for fiscal year 2018 was primarily due to an increase in bank borrowings, including the $13.2 million of term loan drew down in January 2018 for the purpose of purchasing certain equipment for our Oregon fab, $17.8 million term loan obtained in May 2018 and approximately $60.4 million (400 million RMB) financing lease in May 2018 for the acquisition and installation of the 12" fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The interest expense in fiscal year 2017 remained flat as the fiscal year 2016.

Income tax expense

	Year Ended June 30,			Change
	2018	2017	2016	2018		2017
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$708	$3,652	$4,021	$(2,944)	(80.6)%	$(369)	(9.2)%

Fiscal 2018 vs 2017

Income tax expense for fiscal years 2018 and 2017 was $0.7 million and $3.7 million, respectively. Income tax expense decreased by $2.9 million, or 80.6%, in fiscal year 2018 as compared to fiscal year 2017 primarily due to a $2.5 million tax benefit from re-measuring our U.S. deferred tax liabilities following the enactment of the 2017 U.S. Tax Cuts and Jobs Act in December 2017. Additional tax savings were generated in fiscal year 2018 due to changes in the mix of earnings in various geographic jurisdictions between the respective periods and a lower U.S. tax rate in fiscal year 2018. Excluding the discrete income tax items, the effective tax rate for the current fiscal year was 61.7%, compared to 36.6% for the last fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and prior year, partially offset by the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act.

Fiscal 2017 vs 2016

Income tax expense for fiscal years 2017 and 2016 was $3.7 million and $4.0 million, respectively. Income tax expense decreased by $0.4 million, or 9.2% in fiscal year 2017 as compared to fiscal year 2016 primarily due to a reduction in our uncertain positions, partially offset by changes in the mix of earnings in various geographic jurisdictions between the respective periods.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowings under our term loans and financing lease.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12” fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. We are in compliance with these covenants. As of June 30, 2018, the outstanding balance of the Lease Financing was 400 million RMB (equivalent of $60.4 million based on the currency exchange rate as of June 30, 2018). In addition, pursuant to the terms of the Agreement, we made an additional $25.0 million of cash contribution to the JV company, which resulted in the Company owning 54%, and the Chongqing Funds owning 46%, of the equity interest in the JV Company.

On May 1, 2018, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”) entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company, including AOS US.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh shall make consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.042% per annum on the basis of a 360-day year.

The loan agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. We are in compliance with these covenants. As of June 30, 2018, the outstanding balance of the term loan was $17.7 million.

On August 15, 2017, Jireh entered into a credit agreement with a financial institution (the “Bank”) that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all of the assets of Jireh and guaranteed by the Company, including our subsidiary, Alpha and Omega Semiconductor Incorporated ("AOS US"). The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The monthly loan interest is based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants. As of June 30, 2018, the outstanding balance of the term loan was $13.2 million.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. As of June 30, 2018, the Chongqing Funds contributed a total of $162.0 million of initial capital in cash, and we contributed $10.0 million in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The JV Company substantially completed its assembly and testing and 12-inch wafer fab facilities during the quarter ended June 30, 2018. We expect to commence limited mass production for assembly and testing in the second half of calendar year 2018, and trial production of the 12-inch wafer fabrication facility toward the end of calendar year 2018. Over the long-term, the JV Company plans to construct and operate a 12-inch wafer fabrication facility for the manufacturing or semiconductor products. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is RMB 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees and $75.2 million (RMB 520.5 million) of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones. As of June 30, 2018, the JV Company paid approximately $66.4 million (RMB 439.5 million), and expect to pay the remaining of $15.2 million (RMB 100.5 million) in fiscal year 2019.

In September 2017, the Board of Directors terminated our prior repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”). The Repurchase Program allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Purchase Program will enhance the value of our shares. Since the inception of the program in 2010, we repurchased an aggregate of 6,673,139 shares from the open market under the Repurchase Trading Plan for a total cost of $65.8 million, at an average price of $9.87 per share, excluding fees and related expenses of $0.4 million. No repurchased shares have been retired. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal years 2018 and 2017, the Company repurchased an aggregate of 950,046 shares and 0 shares, respectively. As of June 30, 2018, of the 6,673,139 repurchased shares, 132,728 shares with a weighted average repurchase price of $10.50 per share, were reissued at an average price of $5.81 per share for option exercises and vested restricted share units. We had $14.9 million available under our repurchase program as of June 30, 2018.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of June 30, 2018, we recorded $15.8 million of intangible assets related to STMicro.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interests, and dividend payments. Accordingly, subject to the review and verification of the underlying transaction documents and supporting documents by the account banks in China, our Chinese subsidiaries may use Renminbi to purchase foreign exchange currency for settlement of such "current account" transactions without the pre-approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign-invested enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. While SAFE approval is not statutorily required for eligible dividend payments to the foreign parent, in practice, before making the dividend payment, the account bank may seek SAFE's opinion with respect to a dividend payment if the payment involves a relatively large amount, which may delay the dividend payment depending on the then overall status of cross-border payments and receipts of China.

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2018 and 2017, such restricted portion amounted to approximately $279.6 million and $140.1 million, or 65.6% and 51.7%, of our total consolidated net assets, respectively. The increase of restricted net assets was primarily from the JV Company in China.

We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity. The sale of additional equity securities could result in dilution to our shareholders.
Cash and cash equivalents
As of June 30, 2018 and 2017, we had $131.5 million and $115.7 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $131.5 million and $115.7 million cash and cash equivalents, $100.9 million and $73.9 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$3,480	$42,648	$40,182
Net cash used in investing activities	(194,095)	(55,618)	(21,721)
Net cash provided by (used in) financing activities	206,953	40,809	(36,686)
Effect of exchange rate changes on cash and cash equivalents	(511)	95	(86)
Net increase (decrease) in cash and cash equivalents	$15,827	$27,934	$(18,311)
Cash flows from operating activities

Net cash provided by operating activities of $3.5 million for fiscal year 2018 resulted primarily from net income of $4.9 million, non-cash charges of $38.6 million and net change in assets and liabilities providing net cash of $40.1 million. The non-cash charges of $38.6 million included depreciation and amortization expenses of $29.4 million, share-based compensation expense of $11.4 million, and net deferred income taxes of $2.2 million. The net change in assets and liabilities providing net cash of $40.1 million was primarily due to $5.3 million increase in accounts receivable due to timing of billings and collection of payments, $13.9 million increase in inventories, $34.6 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, partially offset by $4.9 million increase in accounts payable primarily due to timing of payment, $8.5 million increase in accrued and other liabilities, and $0.5 million increase in income taxes payable.

Net cash provided by operating activities of $42.6 million for fiscal year 2017 resulted primarily from net income of $9.3 million, non-cash charges of $40.6 million and net change in assets and liabilities providing net cash of $7.2 million. The non-cash charges of $40.6 million included depreciation and amortization expenses of $27.2 million, share-based compensation expense of $6.6 million, net deferred income taxes of $7.2 million, and gain on disposal of property and equipment of $0.4 million. The net change in assets and liabilities providing net cash of $7.2 million was primarily due to $1.8 million increase in accounts receivable due to timing of billings and collection of payments, $7.4 million increase in inventories, $4.6 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, and $1.3 million decrease in income taxes payable, partially offset by $3.3 million increase in accrued and other liabilities, and $4.5 million increase in accounts payable primarily due to timing of payment.

Net cash provided by operating activities of $40.2 million for fiscal year 2016 resulted primarily from net loss of $3.0 million, non-cash charges of $33.0 million and net change in assets and liabilities providing net cash of $10.2 million. The non-cash charges of $33.0 million included depreciation and amortization expenses of $27.3 million, share-based compensation expense of $4.3 million, net deferred income taxes of $0.9 million, loss on disposal of property and equipment of $0.1 million, and impairment of long-lived assets of $0.4 million. The net change in assets and liabilities providing net cash of $10.2 million was primarily due to $12.2 million decrease in accounts receivable due to timing of billings and collection of payments, $3.2 million increase in accrued and other liabilities, and $1.0 million increase in income taxes payable, partially offset by $4.7 million increase in inventories, $1.2 million decrease in accounts payable primarily due to timing of payment, and $0.3 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers.
Cash flows from investing activities

Net cash used in investing activities of $194.1 million for the fiscal year 2018 was primarily attributable to $177.7 million purchases of property and equipment, including $128.4 million purchase in JV Company, and $16.4 million purchase of intangible assets to develop our digital power business.

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
Cash flows from financing activities

Net cash used in financing activities of $207.0 million for the fiscal year 2018 was primarily attributable to $129.0 million proceeds from investment by Chongqing Funds, $31.0 million of proceeds from borrowings under our term loans in Jireh, $60.4 million of proceeds from financing lease in the JV Company, and $5.0 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $2.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $15.1 million for repurchase of our common shares under the repurchase program, $0.8 million in payment of capital lease obligations, and $0.1 million in repayments of borrowings.

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
Contractual Obligations
Our contractual obligations as of June 30, 2018 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$36,117	$5,299	$10,650	$20,168	$—
Capital leases	71,351	7,837	33,220	30,294	—
Operating leases	9,794	3,967	4,360	900	567
Capital commitments with respect to property and equipment	58,321	58,321	—	—	—
Purchase commitments with respect to inventories and others	38,036	38,036	—	—	—
Total contractual obligations	$213,619	$113,460	$48,230	$51,362	$567
As of June 30, 2018, we had recorded liabilities of $0.8 million for uncertain tax positions and $0.1 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 13 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to revenue recognition, inventory reserves, warranty accrual, income taxes, share-based compensation, and useful lives for property and equipment and intangible assets.
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
We will recognize revenue in accordance with ASC 606 "Revenue from Contracts with Customers" beginning on July 1, 2018. The change for us under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. Prior to the adoption of ASC 606, revenue and costs related to these sales were deferred until distributors sold the products to end customers and the amount of price adjustments was fixed and finalized. Upon the adoption of ASC 606, the transaction price takes into consideration the effect of variable consideration, such as price adjustments and returns rights, which are estimated and recorded at the time the products are delivered. Accordingly, starting July 1, 2018, we will recognize revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information.
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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. We will maintain a partial valuation allowance equal to the state research and development credit carryfowards until sufficient positive evidence exists to support reversal of the valuation allowance.

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2018, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $118.6 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

The Financial Accounting Standards Board ("FASB") has issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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
Share-based compensation expense
We maintain an equity-settled, share-based compensation plan to grant share options and restricted share units. We recognize share-based compensation expense based on the estimated fair value of the awards, using the accelerated attribution method. Share-based compensation expense is significant to the consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment. The Black-Scholes option valuation model requires the input of subjective assumptions, including the expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from estimates.
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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2018, we had $13.2 million outstanding under our term loan with the Bank and $60.4 million outstanding under our financing lease with the Lenders, which were subject to fluctuations in interest rates. We do not believe that a 10% change in interest rates would materially affect our results of operations.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold, would decrease or increase our current year's net earnings by $0.6 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2018. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(in thousands, except per share data)
Revenue	$109,897	$102,902	$103,896	$104,858
Gross profit	$29,183	$27,133	$28,082	$27,530
Operating income (loss)	$(75)	$681	$3,224	$4,590
Net income (loss) including noncontrolling interest	$(3,025)	$(488)	$5,122	$3,339
Net loss attributable to noncontrolling interest	$(4,046)	$(2,139)	$(1,669)	$(1,461)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,021	$1,651	$6,791	$4,800
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.04	$0.07	$0.28	$0.20
Diluted	$0.04	$0.07	$0.27	$0.19

	Quarter Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(in thousands, except per share data)
Revenue	$98,007	$93,281	$94,687	$97,362
Gross profit	$25,086	$22,697	$22,094	$21,944
Operating income	$3,561	$3,005	$2,836	$3,742
Net income including noncontrolling interest	$2,787	$2,386	$1,657	$2,430
Net loss attributable to noncontrolling interest	$(1,332)	$(1,170)	$(1,190)	$(877)
Net income attributable to Alpha and Omega Semiconductor Limited	$4,119	$3,556	$2,847	$3,307
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.17	$0.15	$0.12	$0.14
Diluted	$0.17	$0.14	$0.11	$0.14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated August 23, 2018 expressed an unqualified opinion on those financial statements and schedules.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
San Francisco, California
August 23, 2018

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2018 Proxy Statement”), no later than 120 days after the end of fiscal year 2018, and certain information to be included in the 2018 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2018 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	101
Schedule II - Valuation and Qualifying accounts	106

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alpha and Omega Semiconductor Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2018 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alpha and Omega Semiconductor Limited and subsidiaries as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 23, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.
San Francisco, California
August 23, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$131,535	$115,708
Restricted cash	189	221
Accounts receivable, net	33,755	28,410
Inventories	90,182	76,254
Other current assets	29,551	4,883
Total current assets	285,212	225,476
Property, plant and equipment, net	331,656	148,191
Intangible assets, net	16,591	282
Deferred income tax assets - long-term	4,892	4,594
Other long-term assets	28,698	19,865
Total assets	$667,049	$398,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,661	$63,134
Accrued liabilities	49,841	28,386
Income taxes payable	2,211	1,748
Short-term debt	3,811	—
Deferred margin	1,665	814
Capital leases	4,491	828
Total current liabilities	154,680	94,910
Long-term debt	26,786	—
Income taxes payable - long-term	924	922
Deferred income tax liabilities	713	2,659
Capital leases - long-term	56,791	866
Other long-term liabilities	993	502
Total liabilities	240,887	99,859
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2018 and 2017	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 30,400 shares and 23,860 shares at June 30, 2018 and 29,600 shares and 23,992 shares at June 30, 2017	61	59
Treasury shares at cost; 6,540 shares at June 30, 2018 and 5,608 shares at June 30, 2017	(64,790)	(49,836)
Additional paid-in capital	220,244	206,332
Accumulated other comprehensive income	440	306
Retained earnings	122,639	113,909
Total Alpha and Omega Semiconductor Limited shareholders’ equity	278,594	270,770
Noncontrolling interest	147,568	27,779
Total equity	426,162	298,549
Total liabilities and equity	$667,049	$398,408

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2018	2017	2016
Revenue	$421,553	$383,337	$335,661
Cost of goods sold	309,625	291,516	269,839
Gross profit	111,928	91,821	65,822

Operating expenses:
Research and development	37,344	29,835	26,006
Selling, general and administrative	66,164	48,842	37,874
Impairment of long-lived assets	—	—	432
Total operating expenses	103,508	78,677	64,312
Operating income	8,420	13,144	1,510

Interest income and other income (loss), net	(1,943)	(141)	(498)
Interest expense	(821)	(91)	(23)
Income before income taxes	5,656	12,912	989
Income tax expense	708	3,652	4,021
Net income (loss) including noncontrolling interest	4,948	9,260	(3,032)
Net loss attributable to noncontrolling interest	(9,315)	(4,569)	(104)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,263	$13,829	$(2,928)

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.60	$0.59	$(0.13)
Diluted	$0.57	$0.56	$(0.13)

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	23,901	23,526	22,452
Diluted	24,844	24,826	22,452

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2018	2017	2016
Net income (loss) including noncontrolling interest	$4,948	$9,260	$(3,032)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	244	(1,012)	(135)
Comprehensive income (loss)	5,192	8,248	(3,167)
Noncontrolling interest	(9,205)	(5,118)	(103)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,397	$13,366	$(3,064)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2015	—	$—	27,314	$55	(998)	$(8,593)	$181,040	$905	$103,232	$276,639	$—	$276,639
Exercise of common stock options and release of RSUs	—	—	926	1	—	—	5,329	—	—	5,330	—	5,330
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	42	475	—	—	(233)	242	—	242
Withholding tax on restricted stock units	—	—	(93)	—	—	—	(1,036)	—	—	(1,036)	—	(1,036)
Issuance of common shares under Employee Stock Purchase Plan	—	—	258	1	—	—	1,798	—	—	1,799	—	1,799
Repurchase of common shares under shares repurchase program	—	—	—	—	(4,695)	(42,081)	—	—	—	(42,081)	—	(42,081)
Share-based compensation expense	—	—	—	—	—	—	4,313	—	—	4,313	—	4,313
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(2,928)	(2,928)	(104)	(3,032)
Cumulative translation adjustment	—	—	—	—	—	—	—	(136)	—	(136)	1	(135)
Balance, June 30, 2016	—	—	28,405	57	(5,651)	(50,199)	191,444	769	100,071	242,142	(103)	242,039
Exercise of common stock options and release of RSUs	—	—	1,015	2	—	—	7,788	—	—	7,790	—	7,790
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	43	363	—	—	9	372	—	372
Withholding tax on restricted stock units	—	—	(112)	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Issuance of common shares under Employee Stock Purchase Plan	—	—	292	—	—	—	2,537	—	—	2,537	—	2,537
Share-based compensation expense	—	—	—	—	—	—	6,634	—	—	6,634	—	6,634
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	13,829	13,829	(4,569)	9,260
Cumulative translation adjustment	—	—	—	—	—	—	—	(463)	—	(463)	(549)	(1,012)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	33,000	33,000
Balance, June 30, 2017	—	—	29,600	59	(5,608)	(49,836)	206,332	306	113,909	270,770	27,779	298,549
Exercise of common stock options and release of RSUs	—	—	645	1	—	—	1,543	—	—	1,544	—	1,544
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	18	144	—	—	(53)	91	—	91
Withholding tax on restricted stock units	—	—	(145)	—	—	—	(2,363)	—	—	(2,363)	—	(2,363)
Issuance of common shares under Employee Stock Purchase Plan	—	—	300	1	—	—	3,320	—	—	3,321	—	3,321
Repurchase of common shares under shares repurchase program	—	—	—	—	(950)	(15,098)	—	—	—	(15,098)	—	(15,098)
Share-based compensation expense	—	—	—	—	—	—	11,412	—	—	11,412	—	11,412
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	14,263	14,263	(9,315)	4,948
Deferred tax asset related to ASU 2016-06 adoption	—	—	—	—	—	—	—	—	(5,480)	(5,480)	—	(5,480)
Cumulative translation adjustment	—	—	—	—	—	—	—	134	—	134	110	244
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	128,994	128,994
Balance, June 30, 2018	—	$—	30,400	$61	(6,540)	$(64,790)	$220,244	$440	$122,639	$278,594	$147,568	$426,162
The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$4,948	$9,260	$(3,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,419	27,188	27,303
Share-based compensation expense	11,412	6,634	4,313
Deferred income taxes, net	(2,244)	7,224	871
(Gain) loss on disposal of property and equipment	45	(425)	95
Impairment of long-lived assets	—	—	432
Changes in assets and liabilities:
Accounts receivable	(5,345)	(1,816)	12,187
Inventories	(13,928)	(7,406)	(4,674)
Other current and long-term assets	(34,625)	(4,584)	(310)
Accounts payable	4,872	4,515	(1,162)
Income taxes payable	466	(1,264)	960
Accrued and other liabilities	8,460	3,322	3,199
Net cash provided by operating activities	3,480	42,648	40,182
Cash flows from investing activities
Purchase of property and equipment excluding JV Company	(49,390)	(30,799)	(21,901)
Purchase of property and equipment in JV Company	(128,359)	(16,052)	—
Purchases of land use rights in JV Company	—	(8,737)	—
Purchases of intangible assets	(16,384)	—	—
Proceeds from sale of property and equipment	6	603	—
(Increase) decrease in restricted cash	32	(33)	180
Investment in a privately held company	—	(600)	—
Net cash used in investing activities	(194,095)	(55,618)	(21,721)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	128,994	33,000	—
Withholding tax on restricted stock units	(2,363)	(2,071)	(1,036)
Proceeds from exercise of stock options and ESPP	4,956	10,699	7,371
Proceeds from borrowings	30,950	—	—
Proceeds from financing lease	60,416	—	—
Payment for repurchase of common shares	(15,098)	—	(42,081)
Repayments of borrowings	(74)	—	—
Principal payments on capital leases	(828)	(819)	(940)
Net cash provided by (used in) financing activities	206,953	40,809	(36,686)
Effect of exchange rate changes on cash and cash equivalents	(511)	95	(86)
Net increase (decrease) in cash and cash equivalents	15,827	27,934	(18,311)
Cash and cash equivalents at beginning of year	115,708	87,774	106,085
Cash and cash equivalents at end of year	$131,535	$115,708	$87,774

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$700	$70	$9
Cash paid for income taxes	$2,985	$2,550	$3,139

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$68,156	$23,155	$5,711
Property and equipment acquired under capital leases	$—	$—	$2,449
Reissuance of treasury stock	$53	$(9)	$233

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, Taiwan, Korea, Germany and Japan.
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
Foreign Currency Transactions and Translation
Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenues and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company's in-house packaging and testing facilities in China are U.S. dollars, and a majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations.
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
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 years
Manufacturing machinery and equipment	3 to 10 years
Equipment and tooling	5 years
Computer equipment and software	3 to 5 years
Office furniture and equipment	5 years
Leasehold improvements	2 to 15 years based on shorter of expected economic useful life or the lease term
Land use rights	50 years

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Equipment and construction in progress represent equipment received but the necessary installation has not been fully performed or building construction and leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to respective asset class when fully completed and ready for their intended use.
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
 Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets include patents and exclusive technology rights, trade names and customer relationships. Intangible assets with finite lives are amortized on a straight-line basis over the estimated periods of benefit, as follows:

Patents and technology rights	3 to 7 years
Trade name	3 years
Customer relationships	4 years
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. Intangible assets are recorded in other long-term assets in the Company's consolidated balance sheets. There was no indication of intangible assets impairment for the fiscal year of 2018, 2017 and 2016.
Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.

There was no impairment of long-lived assets for the fiscal year of 2018 and 2017. During the fiscal year of 2016, the Company identified certain manufacturing equipment purchased for projects that were subsequently canceled. Because the equipment had no alternative uses, the Company recorded an asset impairment expense of approximately of $0.4 million related to this equipment.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China to form a joint venture for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the JV Company under the agreement is $330.0 million, which includes cash contribution from the Chongqing funds and contributions of cash, equipment and intangible assets from the Company. As of June 30, 2018, the Company owns 51% and the Chongqing funds own 49% of the equity interest of the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest.

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
The Company will recognize revenue in accordance with ASC 606 "Revenue from Contracts with Customers" beginning on July 1, 2018. The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. Prior to the adoption of ASC 606, revenue and costs related to these sales were deferred until distributors sold the products to end customers and the amount of price adjustments was fixed and finalized. Upon adoption of ASC 606, the transaction price takes into consideration the effect of variable consideration, such as price adjustments and returns rights, which are estimated and recorded at the time the goods are delivered. Accordingly, effective July 1, 2018, the Company recognized revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information.
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
Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or research and experimentation tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. The Company considers all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. The Company considers evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income.
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
Share-based Compensation Expense

The Company maintains an equity-settled, share-based compensation plan to grant share options and restricted share units. The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of the Company's common share on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period.
In May 2010, the Company adopted the Employee Share Purchase Plan (the "ESPP"). The fair value of common stock issued under the ESPP is determined at the date of grant using the Black-Scholes option valuation model.
The Black-Shcoles option valuation model requires the input of subjective assumptions, including the expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from estimates.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.4 million in each of the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
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
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees, the ability to successfully operate joint venture and ultimately to sustain profitable operations, and ability to diversify products and develop new digital business. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.
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
The Company's business model allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 15.4%, 18.6% and 25.0% of the wafers used in the Company's products for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standard Updates ("ASU") ASU 2018-07, "Compensation -Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. On July 1, 2017, the Company adopted ASU 2016-16. As of June 30, 2017 the Company had $5.5 million of prepaid tax assets related to an inter-company packaging equipment transfer.  As a result of adopting ASU 2016-16, the Company de-recognized the $5.5 million of prepaid tax assets as of July 1, 2017 with an offsetting reduction to retained earnings.  In addition, the Company recorded a $6.5 million deferred tax asset and a $6.5 million related valuation allowance concerning the inter-company packaging equipment transfer as of July 1, 2017; thus, there was no change to the Company’s net deferred tax assets.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  Upon adoption, entities must apply the guidance retrospectively to all periods presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. The issued ASU 2016-02 requires a modified retrospective transition method for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases, which provides entities with an alternative transition method for adopting the new lease standard. Entities can elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to adopt the guidance on July 1, 2019. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The Company adopted the new revenue standard on July 1, 2018 utilizing the modified retrospective transition method. In the first quarter of fiscal year 2019, the Company will record $1.3 million, before tax, to retained earnings related to the cumulative effect of adopting ASC 606, due to the change in revenue recognition for its two U.S.-based distributors as discussed below.

The Company has completed its assessment and implemented policies, processes, and controls to support the standard measurement and disclosure requirements. Under ASC 606, the Company's product sales consist of a single performance obligation that is satisfied at a point in time. The Company recognizes product revenue from distributors and other customers when the products are shipped or delivered to the customers based on the terms of the purchase orders and sales agreements, primarily because the distributors and customers have legal title and physical possession of the product; can direct the use of the product; are obligated to pay the Company for the product; and bear significant risks and rewards of ownership of the products.

The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. Prior to the adoption of ASC 606, revenue and costs related to these sales were deferred until distributors sold the products to end customers and the amount of price adjustments was fixed and finalized. Upon adoption of ASC 606, the transaction price takes into consideration the effect of variable consideration, such as price adjustments and returns rights, which are estimated and recorded at the time the goods are delivered. Accordingly, effective July 1, 2018, the Company recognized revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information.

Revenue from other non-U.S. distributors and direct customers, which consists of majority of the Company's total revenue, was already recognized at the time of shipment or delivery to the distributors and direct customers prior to the adoption of ASC 606, Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606.

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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,263	$13,829	$(2,928)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,901	23,526	22,452

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	23,901	23,526	22,452
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	943	1,300	—
Weighted average number of common shares used to compute diluted net income (loss) per share	24,844	24,826	22,452

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.60	$0.59	$(0.13)
Diluted	$0.57	$0.56	$(0.13)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Employee stock options and RSUs	186	105	3,206
ESPP	182	19	414
Total potential dilutive securities	368	124	3,620

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2018	2017	2016
Customer A	28.3%	26.9%	23.8%
Customer B	35.2%	35.8%	37.2%
Customer C	*	10.6%	12.3%
* Less than 10%

	June 30,
Percentage of accounts receivable	2018	2017
Customer A	17.1%	33.2%
Customer B	35.5%	13.2%
Customer C	10.6%	16.4%

4. Balance Sheet Components
Accounts receivable

	June 30,
	2018	2017
	(in thousands)
Accounts receivable	$52,687	$48,039
Less: Allowance for price adjustments	(18,902)	(19,599)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$33,755	$28,410
Inventories

	June 30,
	2018	2017
	(in thousands)
Raw materials	$47,097	$32,118
Work in-process	35,243	36,081
Finished goods	7,842	8,055
	$90,182	$76,254

Other current assets:

	June 30,
	2018	2017
	(in thousands)
VAT receivable	$17,601	$591
Other prepaid expenses	2,121	1,129
Prepaid insurance	906	621
Prepaid maintenance	556	421
Prepayment to supplier	227	148
Prepaid income tax	761	1,356
Customs deposit	5,749	—
Lease financing cost	960	—
Other receivables	670	617
	$29,551	$4,883
Property, plant and equipment, net

	June 30,
	2018	2017
	(in thousands)
Land	$4,877	$4,877
Building	4,325	4,325
Manufacturing machinery and equipment	265,192	215,275
Equipment and tooling	16,605	13,549
Computer equipment and software	25,686	24,346
Office furniture and equipment	2,314	1,935
Leasehold improvements	29,900	29,136
Land use rights	9,089	8,849
	357,988	302,292
Less: accumulated depreciation	(225,184)	(194,882)
	132,804	107,410
Equipment and construction in progress	198,852	40,781
Property, plant and equipment, net	$331,656	$148,191
Total depreciation expense was $29.2 million, $27.2 million and $27.3 million for fiscal year 2018, 2017 and 2016, respectively.
The gross amount of computer software recorded under capital leases was $8.2 million and $8.2 million and the related accumulated depreciation was $7.3 million and $6.5 million, respectively, at June 30, 2018 and 2017.

The Company capitalized $0.3 million, $0.2 million and 0.2 million of software development costs for fiscal year 2018, 2017 and 2016, respectively. Amortization of capitalized software development costs was $0.6 million in each of the fiscal year 2018, 2017 and 2016, respectively. Unamortized capitalized software development costs in each of the periods presented at June 30, 2018 and 2017 were $0.7 million and $1.1 million, respectively.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Other long-term assets

	June 30,
	2018	2017
	(in thousands)
Prepayments for property and equipment	$17,599	$12,964
Investments in privately held companies	700	700
Prepaid income tax	—	4,377
Lease financing costs	1,922	—
VAT long-term receivable	3,396	—
Customs deposit	1,589	1,118
Other long-term deposits	2,252	—
Office leases deposits	853	490
Other	387	216
	$28,698	$19,865

Intangible assets, net

	June 30,
	2018	2017
	(in thousands)
Patents and technology rights	$17,633	$1,248
Trade name	268	268
Customer relationships	1,150	1,150
	19,051	2,666
Less: accumulated amortization	(2,729)	(2,653)
	16,322	13
Goodwill	269	269
Intangible assets, net	$16,591	$282

The carrying value of goodwill was $0.3 million for fiscal years 2018, 2017 and 2016.

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of approximately $10.1 million, $6.7 million, and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of June 30, 2018, the Company recorded $15.8 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification.
Amortization expense for intangible assets was $76,000, $2,000 and $2,000 for the years ended June 30, 2018, 2017 and 2016, respectively.
Future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2019	$113
2020	113
2021	113
2022	113
2023	39
Thereafter	2
$493

Accrued liabilities

	June 30,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$18,484	$13,727
Warranty accrual	535	1,866
Stock rotation accrual	1,750	1,871
Accrued professional fees	1,922	2,500
Accrued inventory	667	410
Accrued facilities related expenses	2,163	1,501
Accrued financing lease costs	1,510	—
Accrued property, plant and equipment	18,145	2,241
Other accrued expenses	4,665	4,270
	$49,841	$28,386
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Beginning balance	$1,866	$1,495	$1,957
Addition	(147)	1,476	881
Released	(1,000)	(580)	—
Utilization	(184)	(525)	(1,343)
Ending balance	$535	$1,866	$1,495
The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Beginning balance	$1,871	$1,988	$1,894
Addition	2,714	4,819	6,578
Utilization	(2,835)	(4,936)	(6,484)
Ending balance	$1,750	$1,871	$1,988
Deferred margin
Deferred margin consists of the following:

	June 30,
	2018	2017
	(in thousands)
Deferred revenue	$2,555	$1,232
Deferred costs	(890)	(418)
Deferred margin	$1,665	$814

5. Bank borrowings

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. In addition, the Company made an additional $25.0 million of cash contribution to the JV Company in August 2018. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of June 30, 2018, the outstanding balance of the Lease Financing of 400 million RMB (equivalent of $60.4 million based on the currency exchange rate as of June 30, 2018) was recorded under capital lease liability.
Capital leases
Capital lease liabilities include the following:

	June 30,
	2018	2017
	(in thousands)
Financing lease	$60,416	$—
Computer software	843	1,650
Exclusive technology rights	23	44
	61,282	1,694
Less: current portion	(4,491)	(828)
Capital leases - long-term portion	$56,791	$866
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.
Future minimum lease payments at June 30, 2018 are as follows (in thousands):

Year ending June 30,
2019	$7,837
2020	14,753
2021	18,467
2022	17,563
2023	12,731
Thereafter	—
Total minimum lease payments	71,351
Less amount representing interest	(10,069)
Total capital lease liabilities	$61,282

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company, including AOS US.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh shall make consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company is in compliance with these covenants. As of June 30, 2018, the outstanding balance of the term loan was $17.7 million.

On August 15, 2017, Jireh entered into a credit agreement with a financial institution (the “Bank”) that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company, including the Company's subsidiary, Alpha and Omega Semiconductor Incorporated ("AOS US").  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in September 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The monthly loan interest is based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company is in compliance with these covenants. As of June 30, 2018, the outstanding balance of the term loan was $13.2 million.

At June 30, 2018, maturities of Jireh debt were as follows (in thousands):

Year ending June 30,
2019	$3,904
2020	4,177
2021	4,177
2022	4,177
2023	14,440
Thereafter	—
Total debt, excluding debt issuance costs	30,875
Less: debt issuance costs	(278)
Total debt, less debt issuance costs	$30,597

	Short-term Debt	Long-term Debt
Principal amount	$3,903	$26,972
Less: debt issuance costs	(92)	(186)
Total debt, less debt issuance costs	$3,811	$26,786

6. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  As of June 30, 2018, the Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company.

The Company began consolidating the financial statements of the JV Company in the quarter ended June 30, 2016. As of June 30, 2018, the Chongqing Funds contributed $162.0 million of initial capital in cash and the Company contributed cash of $10.0 million and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The JV Company substantially completed its assembly and testing and 12-inch wafer fab facilities by the quarter ended June 30, 2018. The Company expects to commence small mass production for assembly and testing in the second half of calendar year 2018, and the 12-inch wafer fabrication trial production of power semiconductors toward the end of calendar year 2018.

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

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. Under the EPC Contract, the Contractor’s obligations include, but are not limited to: (i) the development of conceptual design, initial design, construction drawing design and optimization, and submission of such designs to the JV Company for examination and confirmation; and (ii) the construction of the assembly and wafer fabrication facilities and related procurement services, including the selection and engagement of subcontractors, in accordance with a construction schedule agreed upon by the parties. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees (“Design Fees”) and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements) (“Construction Fees”). The Design Fees and Construction Fees are paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. The payment may be subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of June 30, 2018, the JV Company paid approximately $66.4 million (RMB 439.5 million), and expects to pay the remaining of $15.2 million (RMB 100.5 million) in fiscal year 2019.

The changes in total stockholders' equity and noncontrolling interest were as follows (in thousands):

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2017	$270,770	$27,779	$298,549
Exercise of common stock options and release of RSUs	1,544	—	1,544
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	91	—	91
Withholding tax on restricted stock units	(2,363)	—	(2,363)
Issuance of shares under ESPP	3,321	—	3,321
Repurchase of common shares under shares repurchase program	(15,098)	—	(15,098)
Stock-based compensation expense	11,412	—	11,412
Net income (loss)	14,263	(9,315)	4,948
Deferred tax asset related to ASU 2016-06 adoption	(5,480)	—	(5,480)
Cumulative translation adjustment	134	110	244
Contributions from noncontrolling interest	—	128,994	128,994
Balance, June 30, 2018	$278,594	$147,568	$426,162

7. Shareholders' Equity
Common Shares

On November 8, 2017, the shareholders of the Company approved the Company to increase the authorized number of common shares from 50,000,000 shares to 100,000,000 shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors in accordance with the Company's Bye-laws. No dividends had been declared as of June 30, 2018.

In September 2017, the Board of Directors terminated the repurchase program that was previously approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.
During fiscal year 2017, the Company did not repurchase any shares pursuant to the repurchase program. During fiscal years 2018, and 2016, the Company repurchased an aggregate of 950,046 shares and 4,695,499 shares, respectively, from the open market for a total cost of approximately $15.1 million and $41.8 million, excluding fees and related expenses, at an average price of $15.86 and $8.90 per share, respectively.
As of June 30, 2018, the Company had repurchased an aggregate of 6,673,139 shares for a total cost of $65.8 million, at an average price of $9.87 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,673,139 repurchased shares, 132,728 shares with a weighted average repurchase price of $10.50 per share, were reissued at an average price of $5.81 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2018, $14.9 million remain available under the share repurchase program.

8. Share-based Compensation
2009 Share Option/Share Issuance Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”), as approved in September 2009 at the annual general meeting of shareholders, and as amended and restated in connection with the Company's IPO, authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, and consultants of the Company and its subsidiaries for up to 1,250,000 common shares. The number of common shares available for issuance under the 2009 Plan shall automatically increase in January each calendar year during the term of the 2009 Plan, beginning with calendar year 2011, by the lesser of 3% of the total number of common shares outstanding or 750,000 shares. This increase was 717,251 shares, 707,830 shares and 668,915 shares for the years ended June 30, 2018, 2017 and 2016, respectively. As of June 30, 2018, 3,027,708 shares were available for grant under the 2009 Plan.
The 2009 Plan is divided into three incentive compensation programs: Discretionary Grant Program, Share Issuance Program and Automatic Grant Program. Under the Discretionary Grant Program, eligible individuals may be granted options to purchase common shares and share appreciation rights tied to the value of the Company's common shares. Under the Share Issuance Program, eligible individuals may be issued common shares pursuant to restricted share awards, restricted share units, performance shares or other share-based awards which vest upon the attainment of pre-established performance milestones or the completion of a designated service period. Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units ("RSU") covering that number of common shares determined by dividing ninety-five thousand dollars ($95,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date.

Under the 2009 Plan, incentive share options and RSU are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted at not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and RSUs generally vest over a four-year to five-year period, and are exercisable for a maximum period of ten years after the date of grant. Incentive share options granted to shareholders who own more than 10%

of the outstanding shares of all classes of shares of the Company at the time of grant must be issued at an exercise price not less than 110% of the fair value of the common shares on the date of grant.
A summary of the stock option activities under the 2009 Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2015	2,836,217	$10.77	4.64
Granted	—	$—
Exercised	(666,445)	$8.36		$1,746,173
Canceled or forfeited	(310,512)	$12.34
Outstanding at June 30, 2016	1,859,260	$11.37	4.71
Granted	—	$—
Exercised	(693,393)	$11.76		$5,681,783
Canceled or forfeited	(112,500)	$12.72
Outstanding at June 30, 2017	1,053,367	$10.98	4.43
Granted	—	$—
Exercised	(166,389)	$11.00		$959,257
Canceled or forfeited	—	$—
Outstanding at June 30, 2018	886,978	$10.97	4.03	$3,557,248
Options vested and expected to vest	886,975	$10.97	4.03	$3,557,234
Exercisable at June 30, 2018	886,561	$10.98	4.03	$3,555,092

The aggregate intrinsic value for options outstanding at June 30, 2018 in the table above is based on the Company’s common stock closing price on June 30, 2018.

Information with respect to stock options outstanding and exercisable as of June 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.21 - $7.21	6,875	5.58	$7.21	6,875	$7.21
$7.44 - $7.44	331,139	5.71	$7.44	331,139	$7.44
$7.56 - $9.90	195,150	4.71	$8.93	194,733	$8.93
$10.50 - $15.00	188,814	2.27	$13.29	188,814	$13.29
$17.90 - $18.00	165,000	1.83	$17.99	165,000	$17.99
$7.21 - $18.00	886,978	4.03	$10.97	886,561	$10.98

The fair value of RSU, including time-based restricted stock units and performance-based restricted stock units is based on the market price of the Company's share on the date of grant.
Time-based Restricted Stock Units ("TRSU")

The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2015	873,946	$8.64	1.77	$7,638,288
Granted	466,255	$11.28
Vested	(301,695)	$10.97
Forfeited	(105,443)	$8.85
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	446,719	$18.26
Vested	(364,567)	$8.34
Forfeited	(40,850)	$12.74
Nonvested at June 30, 2017	974,365	$13.51	1.68	$16,244,748
Granted	482,397	$16.46
Vested	(468,051)	$13.24
Forfeited	(69,688)	$14.25
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Performance-based Restricted Stock Units ("PRSU")

During fiscal year 2018 and 2017, the Company granted 298,000 and 170,000 PRSUs to its certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. During fiscal year 2018, 153,000 shares related to PRSUs granted in fiscal year 2017 were earned, and no shares related to PRSUs granted in fiscal year 2018 were earned. The Company recorded approximately $1.9 million and $0.5 million of expenses for these PRSUs during the years ended June 30, 2018 and 2017, respectively.
The following table summarizes the Company's PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	—	—	—	—
Granted	170,000	$17.58
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2017	170,000	$17.58	2.21	$2,833,900
Granted	298,050	$16.22
Vested	(38,247)	$17.58
Forfeited	(7,503)	$17.26
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
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
The Company initially reserved 600,000 common shares for issuance under the ESPP. The share reserve will automatically increase in January of each calendar year during the term of the ESPP, beginning with calendar year 2011, by the lesser of 0.75% of the outstanding common shares or 250,000 shares. This increase was 179,313 shares, 176,957 shares and 167,229 shares for the years ended June 30, 2018, 2017 and 2016, respectively.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2018	2017	2016
Volatility rate	42.1% - 45.3%	39.1% - 44.7%	32.2% - 34.8%
Risk-free interest rate	1.4% - 2.6%	0.6% - 1.3%	0.3% - 0.9%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2018, 2017 and 2016 was $5.81, $6.11 and $2.85 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to stock options, ESPP, TRSU and PRSUs described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Cost of goods sold	$1,641	$1,041	$636
Research and development	1,855	1,361	1,115
Selling, general and administrative	7,916	4,232	2,562

	$11,412	$6,634	$4,313
Total unrecognized share-based compensation expense as of June 30, 2018 was $15.0 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2018.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 12.0% to 20.0% in China, and 6.0% in Taiwan. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2018	2017	2016
		(in thousands)
U.S. federal taxes:
Current	$55	$1,043	$152
Deferred	(1,943)	(325)	650
Non-U.S. taxes:
Current	2,898	(4,615)	3,382
Deferred	(298)	7,548	(169)
State taxes, net of federal benefit:
Current	(4)	1	6

Total provision for income taxes	$708	$3,652	$4,021
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2018	2017	2016
United States statutory rate	28.1%	34.0%	34.0%
State taxes, net of federal benefit	—	—	0.4
Stock-based compensation	(1.4)	(0.4)	(0.4)
Foreign taxes, net	39.5	(0.7)	440.3
Research and development credit	(17.1)	(4.9)	(69.3)
Non-deductible expenses	7.0	0.2	1.7
U.S. Tax Act deferred tax re-measurement	(44)	—	—
Other	0.4	0.1	(0.1)
	12.5%	28.3%	406.6%

The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2018	2017	2016
		(in thousands)
U.S. operations	$4,219	$4,016	$4,259
Non-U.S. operations	1,437	8,896	(3,270)
Income before income taxes	$5,656	$12,912	$989
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,121	$2,322
Net operating loss carryforwards	7,213	1,509
Depreciation	10,968	4,533
Tax credits	8,380	6,309
Capitalized Costs	2,292	412
Accruals and reserves	1,197	1,038
Total deferred tax assets	32,171	16,123
Valuation allowance	(17,163)	(6,178)
Total deferred tax assets, net of valuation allowance	15,008	9,945
Deferred tax liabilities:
Depreciation and amortization	(10,819)	(7,979)
Accruals and reserves	(10)	(31)
Total deferred tax liabilities	(10,829)	(8,010)
Net deferred tax assets	$4,179	$1,935
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2018	2017
	(in thousands)
Long-term deferred tax assets	$4,892	$4,594
Long-term deferred tax liabilities	(713)	(2,659)

Net deferred tax assets	$4,179	$1,935

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
At June 30, 2018 and 2017, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $4.4 million and $3.3 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryforwards. Furthermore, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $12.8 million and $2.9 million as of June 30, 2018 and 2017, respectively.  The Company intends to maintain a valuation allowance equal to the JV Company’s net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At June 30, 2018, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $19.3 million and $3.8 million, respectively. The federal net operating losses do not expire and the tax credits begin to expire in 2032, if not utilized.  At June 30, 2018, the Company had no state net operating loss carryforwards and had tax credit carryforwards of approximately $5.7 million.  Approximately $0.5 million of the state tax credits begin to expire in 2019, if not utilized. The remaining $5.2 million of the state tax credits carryforward indefinitely. At June 30, 2018, the JV Company had $21.0 million of net operating loss carryforwards which begin to expire in 2021, if not utilized.

The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2018, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $118.6 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2015 to June 30, 2018 is as follows:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$6,589	$6,743	$6,412
Additions based on tax positions related to the current year	721	401	388
Reductions based on tax positions related to prior years	(11)	(4)	—
Reductions due to lapse of applicable statute of limitations	(156)	(551)	(57)

Balance at end of year	$7,143	$6,589	$6,743
At June 30, 2018, the total unrecognized tax benefits of $7.1 million included $6.3 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $0.8 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2018.
The total unrecognized tax benefits of $7.1 million at June 30, 2018 included $4.4 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.2 million reduction to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2018 was $0.1 million, of which $(0.01) million was recognized in the year ended June 30, 2018. The amount of interest and penalties accrued at June 30, 2017 was $0.1 million, of which $(0.1) million was recognized in the year ended June 30, 2017.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2018 remain open to examination by U.S. federal and state tax authorities. The tax years 2011 to 2018 remain open to examination by foreign tax authorities.

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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of June 30, 2018. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Hong Kong	$340,178	$315,223	$290,555
China	71,213	59,360	37,444
South Korea	1,061	1,505	1,960
United States	5,658	4,037	3,110
Other countries	3,443	3,212	2,592
	$421,553	$383,337	$335,661
The following is a summary of revenue by product type:

	Year Ended June 30,
	2018	2017	2016
	(in thousands)
Power discrete	$342,148	$288,788	$252,063
Power IC	67,083	82,389	69,344
Packaging and testing services	12,322	12,160	14,254
	$421,553	$383,337	$335,661

Long-lived assets, consisting of property, plant and equipment and land use rights, net by geographical area are as follows:

	June 30,
	2018	2017
	(in thousands)
China	$248,003	$85,691
United States	83,040	61,787
Other countries	613	713
	$331,656	$148,191

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2018 and 2017, such restricted portion amounted to approximately $279.6 million and $140.1 million, or 65.6% and 51.7%, of our total consolidated net assets, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2026. Rent expense related to the Company's operating leases was $3.8 million, $3.4 million and $3.5 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2018 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2019	$3,967
2020	3,329
2021	1,031
2022	468
2023	432
Thereafter	567
$9,794
Purchase commitments
As of June 30, 2018 and 2017, the Company had approximately $38.0 million and $25.7 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services.
As of June 30, 2018 and 2017, the Company had approximately $58.3 million, primarily for the JV Company, and $69.2 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2018 and 2017.
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

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. As of June 30, 2018, the JV Company paid approximately $66.4 million, and expects to pay the remaining of $15.2 million in fiscal year 2019.

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

14. Subsequent Event

In August 2017, Jireh entered into a credit agreement with a financial institution that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018, Jireh drew down on the loan in the amount of $13.2 million. In July 2018, Jireh drew down the remaining of the loan in the amount of $16.7 million.

In March 2016, the Company entered into a joint venture contract with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company is $330.0 million (the “Initial Capitalization”), which includes cash contribution from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company.  The Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. In August 2018, the Company invested additional $25.0 million of cash contribution to the JV Company, which resulted in the Company owning 54%, and the Chongqing Funds owning 46%, of the equity interest in the JV Company effective as of August 2018.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$12,717
Accounts receivable - Intercompany	3,937	18,253
Other current assets	362	402
Total current assets	9,037	31,372
Property, plant and equipment, net	343	806
Other long-term assets	339	100
Investment in subsidiaries	417,185	267,193
Total assets	$426,904	$299,471

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$742	$922
Total liabilities	742	922
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2018 and 2017	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 30,400 shares and 23,860 shares at June 30, 2018 and 29,600 shares and 23,992 shares at June 30, 2017	61	59
Treasury shares at cost; 6,540 shares at June 30, 2018 and 5,608 shares at June 30, 2017	(64,790)	(49,836)
Additional paid-in capital	220,244	206,332
Accumulated other comprehensive income	440	306
Retained earnings	122,639	113,909
Total Alpha and Omega Semiconductor Limited shareholder's equity	278,594	270,770
Noncontrolling interest	147,568	27,779
Total equity	426,162	298,549
Total liabilities and equity	$426,904	$299,471

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Revenue	$4,096	$3,772	$3,345
Cost of revenue	—	—	—
Gross profit	4,096	3,772	3,345

Operating expenses:
Selling, general and administrative	4,479	3,938	3,438
Total operating expenses	4,479	3,938	3,438
Operating loss	(383)	(166)	(93)

Interest income	7	20	7
Income (loss) on equity investment in subsidiaries	5,324	9,406	(2,946)
Net income (loss) including noncontrolling interest	4,948	9,260	(3,032)
Net loss attributable to noncontrolling interest	(9,315)	(4,569)	(104)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,263	$13,829	$(2,928)
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2018	2017	2016
Net income (loss) including noncontrolling interest	$4,948	$9,260	$(3,032)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	244	(1,012)	(135)
Comprehensive income (loss)	5,192	8,248	(3,167)
Noncontrolling interest	(9,205)	(5,118)	(103)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$14,397	$13,366	$(3,064)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$4,948	$9,260	$(3,032)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	464	469	545
Share-based compensation expense	503	428	190
Equity in net (income) loss of subsidiaries	(5,324)	(9,406)	2,946
Other	—	33	—
Changes in assets and liabilities:
Accounts receivable - intercompany	14,316	(4,868)	25,620
Other current assets	(199)	(134)	23
Accounts payable and accrued liabilities	(182)	256	174
Net cash provided by (used in) operating activities	14,526	(3,962)	26,466
Cash flows from investing activities
Purchase of property and equipment	—	—	(67)
Investment in subsidiaries	(10,000)	—	—
Net cash used in investing activities	(10,000)	—	(67)
Cash flows from financing activities
Withholding tax on restricted stock units	(2,363)	(2,071)	(1,036)
Proceeds from exercise of stock options and ESPP	4,956	10,699	7,371
Payment for repurchase of common shares	(15,098)	—	(42,080)
Net cash provided by (used in) financing activities	(12,505)	8,628	(35,745)
Net increase (decrease) in cash and cash equivalents	(7,979)	4,666	(9,346)
Cash and cash equivalents at beginning of year	12,717	8,051	17,397
Cash and cash equivalents at end of year	$4,738	$12,717	$8,051

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

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. These fees will be paid by the JV Company pursuant to a payment schedule based on the progress of the construction and the achievements of specified milestones, approximately $58.3 million and $19.7 million in calendar year 2017 and 2018, respectively. As of June 30, 2018, we had paid approximately $66.4 million, and expects to pay the remaining of $15.2 million in fiscal year 2019.
For a discussion of the Company’s commitments and contingencies, see Note 13 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2015	$30	$19,438	$2,700
Additions	—	90,967	194
Reductions	—	(93,705)	—

June 30, 2016	30	16,700	2,894
Additions	—	113,970	3,284
Reductions	—	(111,071)	—

June 30, 2017	30	19,599	6,178
Additions	—	124,694	10,985
Reductions	—	(125,391)	—

June 30, 2018	$30	$18,902	$17,163

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3(+)	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4(+)	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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

10.31††
Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited, dated as of March 29, 2016, among the Registrant, certain subsidiaries of the Registrant, Chongqing Strategic Emerging Industry Equity Investment Fund Partnership (LP), and Chongqing Liangjiang New Area Strategic Emerging Industry Equity Investment Fund Partnership (LP) (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2016)

10.32 (+)
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
10.34 (+)
Alpha and Omega Semiconductor Limited 2017 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.35††
Engineering, Procurement and Construction Contract dated January 10, 2017 between Chongqing Alpha and Omega Semiconductor Limited and The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “EPC Contract”) (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.36††
Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.37(+)
Alpha and Omega Semiconductor Limited Amended and Restated 2017 Executive Incentive Plan (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed with the Commission on November 21, 2017)

10.38*†	Financing Lease Contract, dated May 9, 2018, by and between Chongqing Alpha and Omega Semiconductor Limitedand Chongqing YinHai Financing Lease Co., Ltd. (English Translation)
10.39*†	Real Estate Mortgage Contract, dated May 14, 2018, by and between Chongqing Alpha and Omega Semiconductor Limitedand the Export-Import Bank of China (English Translation)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of Registrant
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 23, 2018

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 23, 2018
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 23, 2018
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 23, 2018
Yueh-Se Ho, Ph.D.

/s/ LUCAS S. CHANG	Director	August 23, 2018
Lucas S. Chang

/s/ ROBERT I. CHEN	Director	August 23, 2018
Robert I. Chen

/s/ KING OWYANG	Director	August 23, 2018
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 23, 2018
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 23, 2018
Michael J. Salameh