Form 10-Q
period 2018-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2018-11-05
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 25, 2018: 23,787,936

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$113,173	$131,535
Restricted cash	181	189
Accounts receivable, net	37,108	33,755
Inventories	98,049	90,182
Other current assets	32,755	29,551
Total current assets	281,266	285,212
Property, plant and equipment, net	368,549	331,656
Intangible assets, net	16,567	16,591
Deferred income tax assets	4,918	4,892
Other long-term assets	13,697	28,698
Total assets	$684,997	$667,049
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,296	$92,661
Accrued liabilities	56,054	49,841
Income taxes payable	2,218	2,211
Short term debt	8,251	3,811
Deferred margin	—	1,665
Capital leases	5,893	4,491
Total current liabilities	168,712	154,680
Long-term debt	38,795	26,786
Income taxes payable - long-term	936	924
Deferred income tax liabilities	1,063	713
Capital leases - long-term	52,925	56,791
Other long-term liabilities	894	993
Total liabilities	263,325	240,887
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at September 30, 2018 and June 30, 2018	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares, issued and outstanding: 30,437 shares and 23,786 shares, respectively at September 30, 2018 and 30,400 shares and 23,860 shares, respectively at June 30, 2018	61	61
Treasury shares at cost, 6,651 shares at September 30, 2018 and 6,540 shares at June 30, 2018	(66,283)	(64,790)
Additional paid-in capital	223,369	220,244
Accumulated other comprehensive income (loss)	(2,808)	440
Retained earnings	126,083	122,639
Total Alpha and Omega Semiconductor Limited shareholder's equity	280,422	278,594
Noncontrolling interest	141,250	147,568
Total equity	421,672	426,162
Total liabilities and equity	$684,997	$667,049

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2018	2017
Revenue	$115,072	$104,858
Cost of goods sold	82,461	77,328
Gross profit	32,611	27,530
Operating expenses
Research and development	11,384	8,325
Selling, general and administrative	20,352	14,615
Total operating expenses	31,736	22,940
Operating income	875	4,590
Interest income and other income (loss), net	262	40
Interest expense	(1,490)	(17)
Net income (loss) before income taxes	(353)	4,613
Income tax expense	560	1,274
Net income (loss) including noncontrolling interest	(913)	3,339
Net loss attributable to noncontrolling interest	(3,329)	(1,461)
Net income attributable to Alpha and Omega Semiconductor Limited	$2,416	$4,800
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.10	$0.20
Diluted	$0.10	$0.19
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	23,844	24,021
Diluted	24,594	24,960

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2018	2017
Net income (loss) including noncontrolling interest	$(913)	$3,339
Other comprehensive income, net of tax
Foreign currency translation adjustment	(6,237)	701
Comprehensive income (loss)	(7,150)	4,040
Noncontrolling interest	(6,318)	(1,127)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(832)	$5,167

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(913)	$3,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,870	6,978
Share-based compensation expense	3,129	2,008
Deferred income taxes, net	49	103
Loss on disposal of property and equipment	—	11
Changes in assets and liabilities:
Accounts receivable, net	(3,575)	3,004
Inventories	(7,867)	(2,932)
Other current and long-term assets	344	(3,202)
Accounts payable	9,653	(70)
Income taxes payable	20	655
Accrued and other liabilities	9,277	2,356
Net cash provided by operating activities	17,987	12,250
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(15,216)	(7,118)
Purchases of property and equipment in JV Company	(34,272)	(21,171)
Purchase of intangible assets	(5)	(5,720)
Net cash used in investing activities	(49,493)	(34,009)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	—	86,994
Withholding tax on restricted stock units	(109)	(129)
Proceeds from exercise of stock options	105	179
Payment for repurchases of common shares	(1,501)	—
Proceeds from borrowings	16,650	—
Repayments of borrowings	(223)	—
Principal payments on capital leases	(207)	(198)
Net cash provided by financing activities	14,715	86,846
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,579)	182
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,370)	65,269
Cash, cash equivalents and restricted cash at beginning of period	131,724	115,929
Cash, cash equivalents and restricted cash at end of period	$113,354	$181,198

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$57,202	$23,894
Re-issuance of treasury stock	$8	$(9)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, and Taiwan.
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The condensed consolidated balance sheet at June 30, 2018 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture, (the "JV Company"), for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement was $330.0 million, which includes cash contributions from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. In August 2018, the Company invested an additional $25.0 million of cash contribution to the JV Company, which resulted in the Company owning 54.4%, and the Chongqing Funds owning 45.6%, of the equity interest in the JV Company. The Joint Venture is accounted for under the provisions of the consolidation guidance since the Company has a controlling financial interest.
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
Share-based Compensation Expense
The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the market value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized on the accelerated attribution basis, net of estimated forfeitures, over the requisite service period of the award, which generally equals the vesting period.
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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed with the SEC. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ending March 31, 2019.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Updates ("ASU") ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13”). ASU 2018-13 amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, "Compensation -Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.”, which permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous Generally Accepted Accounting Principles.  Although the Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, "Compensation -Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 is an update to the existing guidance to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance, modification accounting is required only if the fair value, a vesting condition, or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not regularly modify the terms and conditions of its share-based awards and the adoption of this guidance has no impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted and requires retrospective adoption.  The Company adopted this standard effective July 1, 2018. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  Upon adoption, entities must apply the guidance retrospectively to all periods presented. There was no impact on the Company's consolidated financial statements upon the adoption of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.
The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights, and were historically deferred under the previous accounting guidance until the related product was sold to the end customer. Under ASC 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments and returns rights, which are estimated and recorded at the time the goods are delivered. Accordingly, the Company recognizes revenue under ASC 606 at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information. Revenue from other non-U.S. distributors and direct customers, which consists of majority of the Company's total revenue, is recognized at the time of shipment or delivery to the distributors and direct customers. Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606. See "Note 2 - Revenue" for additional information on the impact of the adoption of the new standard on the Company’s consolidated financial statements.

2. Revenue

Impact from the Adoption of the New Revenue Standard

On July 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to all contracts. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. The Company recorded a net increase to opening retained earnings of $1.0 million as of July 1, 2018 due to the cumulative impact of adopting ASC 606, with a corresponding $1.6 million decrease in deferred margin, a $0.2 million decrease in accounts receivables, a $0.1 million increase in current accrued liabilities, and a $0.3 million increase in deferred tax liabilities. Effective July 1, 2018, the Company recognized revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and return rights based on historical data and other available information. Based on the Company's assessment, only minimal changes were required to the Company's existing policies, processes, and controls to support the standard's measurement and disclosure requirements.

The following tables compare the amounts reported in the condensed consolidated statements of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect:

	As of September 30, 2018
	As Reported	Adjustment	Balances Without Adoption
	(in thousands)
Accounts receivable, net	$37,108	$224	$37,332
Accrued liabilities	$56,054	$(120)	$55,934
Deferred margin	$—	$1,691	$1,691
Deferred income tax liabilities	$1,063	$(285)	$778
Retained earnings	$126,083	$(1,062)	$125,021

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018
	As Reported	Adjustment	Balances Without Adoption
	(in thousands)
Revenue	$115,072	$41	$115,113
Cost of goods sold	$82,461	$20	$82,481
Gross profit	$32,611	$21	$32,632
Income tax expense	$560	$(8)	$552
Net income (loss) including noncontrolling interest	$(913)	$29	$(884)

New Revenue Recognition Policy Including Significant Judgments and Estimates

As a result of the adoption of the new revenue standard on July 1, 2018, at the beginning of the first quarter of fiscal year 2019, the Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

The Company has written contracts with combination of agreements and purchase orders with all customers including certain general terms and conditions. Often purchase orders entail merchandises, quantities and prices, which define the performance obligations of each party and are approved or accepted by the Company. The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days.

The Company’s performance obligations are to deliver the requested goods or services to customers according to the agreed shipping terms. As such, there is no material difference in regards to performance obligations vs. “deliverables” under ASC 606 vs. the legacy revenue guidance. The Company recognizes revenue when the performance obligation is satisfied.

The majority of the Company’s total revenue is from non-U.S. distributors and direct customers, which is recognized at the time of shipment or delivery to the distributors and direct customers. Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606. As noted above, the change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights, and were historically deferred under the previous accounting guidance until the related product was sold to end customers. Under ASC 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments and return rights, which are estimated and recorded at the time the goods are delivered.

Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption practical expedient provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company adjusts the transaction price for variable consideration. Variable consideration is not typically significant and primarily results from stock rotation rights and price adjustments provided to our distributors. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

The Company warrants its products to be free of defects generally for a period of one year. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of goods sold. Warranty expenses and the accrued warranty liability were not material as of September 30, 2018.

The following table presents the Company's revenue information by geographical location based on the country or region to which the products were shipped. The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company's distributors sell their products to end customers which may

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Hong Kong	$91,591	$85,230
China	20,397	17,120
South Korea	169	287
United States	1,973	1,378
Other countries	942	843
	$115,072	$104,858

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Power discrete	$92,255	$83,678
Power IC	19,415	18,097
Packaging and testing services	3,402	3,083
	$115,072	$104,858

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$2,416	$4,800

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	23,844	24,021
Diluted:
Weighted average number of common shares used to compute basic net income per share	23,844	24,021
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	750	939
Weighted average number of common shares used to compute diluted net income per share	24,594	24,960
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.10	$0.20
Diluted	$0.10	$0.19
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Employee stock options and RSUs	405	172
ESPP	216	90
Total potential dilutive securities	621	262

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2018	2017
Customer A	27.7%	27.5%
Customer B	38.0%	33.9%

	September 30, 2018	June 30, 2018
Percentage of accounts receivable
Customer A	18.5%	17.1%
Customer B	37.9%	35.5%
Customer C	10.2%	10.6%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Balance Sheet Components
Accounts receivable, net:

	September 30, 2018	June 30, 2018
	(in thousands)
Accounts receivable	$55,290	$52,687
Less: Allowance for price adjustments	(18,152)	(18,902)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$37,108	$33,755

Inventories:

	September 30, 2018	June 30, 2018
	(in thousands)
Raw materials	$51,854	$47,097
Work in-process	39,296	35,243
Finished goods	6,899	7,842
	$98,049	$90,182

Other current assets:

	September 30, 2018	June 30, 2018
	(in thousands)
VAT receivable	$25,722	$17,601
Other prepaid expenses	2,417	2,121
Prepaid insurance	1,109	906
Prepaid maintenance	685	556
Prepayment to supplier	735	227
Prepaid income tax	761	761
Custom deposit	26	5,749
Lease financing cost	910	960
Other receivable	390	670
	$32,755	$29,551

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	September 30, 2018	June 30, 2018
	(in thousands)
Land	$4,877	$4,877
Building	33,836	4,325
Manufacturing machinery and equipment	274,818	265,192
Equipment and tooling	17,891	16,605
Computer equipment and software	26,751	25,686
Office furniture and equipment	2,318	2,314
Leasehold improvements	30,499	29,900
Land use rights	8,750	9,089
	399,740	357,988
Less: accumulated depreciation	(229,627)	(225,184)
	170,113	132,804
Equipment and construction in progress	198,436	198,852
Property, plant and equipment, net	$368,549	$331,656

Intangible assets, net:

	September 30, 2018	June 30, 2018
	(in thousands)
Patents and technology rights	$17,637	$17,633
Trade name	268	268
Customer relationships	1,150	1,150
	19,055	19,051
Less: accumulated amortization	(2,757)	(2,729)
	16,298	16,322
Goodwill	269	269
Intangible assets, net	$16,567	$16,591

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market for digital power products, primarily in the computer server segment. As of September 30, 2018, the Company recorded $15.8 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification and is ready for its intended use in production.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	September 30, 2018	June 30, 2018
	(in thousands)
Prepayments for property and equipment	$5,844	$17,599
Investment in a privately held company	700	700
Lease financing costs	1,630	1,922
VAT long-term receivable	478	3,396
Custom deposit	1,766	1,589
Other long-term deposits	1,983	2,252
Office leases deposits	981	853
Other	315	387
	$13,697	$28,698
Accrued liabilities:

	September 30, 2018	June 30, 2018
	(in thousands)
Accrued compensation and benefits	$23,674	$18,484
Warranty accrual	632	535
Stock rotation accrual	1,775	1,750
Accrued professional fees	1,860	1,922
Accrued inventory	640	667
Accrued facilities related expenses	3,446	2,163
Accrued financing lease costs	1,454	1,510
Accrued property, plant and equipment	15,038	18,145
Other accrued expenses	7,535	4,665
	$56,054	$49,841
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$535	$1,866
Additions (reductions)	136	(237)
Utilization	(39)	(7)
Ending balance	$632	$1,622

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Beginning balance	$1,750	$1,871
Additions	748	791
Utilization	(723)	(668)
Ending balance	$1,775	$1,994

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Bank Borrowings

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of September 30, 2018, the outstanding balance under the Agreement was 400 million RMB (equivalent of $58.2 million based on the currency exchange rate as of September 30, 2018), which was recorded under short-term and long-term capital lease liabilities.

Capital lease liabilities include financing lease, computer software and exclusive technology rights. Future minimum lease payments are as follows (in thousands):

Year ending June 30,
2019 (Remaining)	$6,549
2020	14,201
2021	17,777
2022	16,907
2023	12,255
Thereafter	—
Total minimum lease payments	67,689
Less amount representing interest	(8,871)
Total capital lease liabilities	$58,818

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh shall make consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. As of September 30, 2018, the outstanding balance of the term loan was $17.5 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. As of September 30, 2018, the outstanding balances of the term loan were $29.8 million.

Maturities of Jireh debt were as follows (in thousands):

Year ending June 30,
2019 (Remaining)	$6,255
2020	8,340
2021	8,340
2022	8,340
2023	16,028
Total debt, excluding debt issuance costs	47,303
Less: debt issuance costs	(257)
Total debt, less debt issuance costs	$47,046

In November 2018, the Company obtained a waiver from the Bank with respect to the term loans in Jireh which, among other things, waived the Company's violation of the minimum Adjusted Quick ratio covenant as required. Adjusted Quick ratio is the ratio of (a) current assets excluding inventory to (b) the sum of current liabilities plus the total amount of debt owing to the Bank and any other bank affiliate. Following the execution of such waiver, as of September 30, 2018, we were in compliance with all covenants under the term loans.

7. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of September 30, 2018, the Company owns 54.4%, and the Chongqing Funds own 45.6%, of the equity interest in the JV Company. In September 2018, the JV Company completed its assembly and testing facilities and commenced small mass production of assembly and testing. In addition, the JV Company substantially completed the 12-inch wafer fab facility and expects trial production of power semiconductors toward the end of calendar year 2018.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic requirements). As of September 30, 2018, the JV Company paid approximately $68.3 million (RMB 469.5 million), and expects to pay the remaining of $10.2 million (RMB 70.5 million) in fiscal year 2019.

The changes in total AOS stockholders' equity, noncontrolling interest and total equity were as follows (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total AOS Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2018	$278,594	$147,568	$426,162
Exercise of common stock options and release of RSUs	105	—	105
Withholding tax on restricted stock units	(109)	—	(109)
Repurchase of common shares under shares repurchase program	(1,501)	—	(1,501)
Stock-based compensation expense	3,129	—	3,129
Net income (loss)	2,416	(3,329)	(913)
Impact on retained earnings related to ASC 606 adoption	1,036	—	1,036
Cumulative translation adjustment	(3,248)	(2,989)	(6,237)
Balance, September 30, 2018	$280,422	$141,250	$421,672

8. Stockholders' Equity and Share-based Compensation
Share Repurchase

In September 2017, the Board of Directors terminated the repurchase program that was previously approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of the Company's common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity.

During the three months ended September 30, 2018, the Company repurchased an aggregate of 111,509 shares from the open market, for a total cost of $1.5 million, excluding fees and related expenses, at an average price of $13.43 per share. Since the inception of the prior repurchase program in 2010, the Company repurchased an aggregate of 6,784,648 shares from the open market including shares purchased in a dutch tender offer for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 133,728 shares with a weighted average repurchase price of $10.48 per share, were reissued at an average price of $5.77 per share pursuant to option exercises and vested restricted share units. As of September 30, 2018, approximately $13.4 million remained available under the Repurchase Program.
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities for the three months ended September 30, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Granted	39,676	$14.24
Vested	(35,566)	$14.64
Forfeited	(5,375)	$11.97
Nonvested at September 30, 2018	917,758	$15.14	1.46	$10,673,526
TRSUs vested and expected to vest	839,391		1.39	$9,762,119

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Market-based Restricted Stock Units ("MSU")

During the three months ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.2 million of expenses for these MSUs during the three months ended September 30, 2018.
The following table summarizes the Company's MSU activities for the three months ended September 30, 2018:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2018	—	$—	—
Granted	1,310,000	$5.17
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2018	1,310,000	$5.17	5.71
MSUs vested and expected to vest	920,140		5.63
Performance-based Restricted Stock Units ("PRSU")

In March 2017 and 2018, the Company granted 170,000 and 298,000 performance-based RSUs (“PRSUs”) to certain personnel. The number shares to be earned under the PRSU are determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.6 million and $0.2 million of expenses for these PRSUs during the three months ended September 30, 2018, and 2017, respectively.
The following table summarizes the Company's PRSU activities for the three months ended September 30, 2018:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
Granted	—	—
Vested	—	—
Forfeited	(500)	$16.22
Nonvested at September 30, 2018	421,800	$16.63	1.80	$4,905,534
PRSUs vested and expected to vest	377,861		1.73	$4,394,528
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2018. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes the Company's stock option activities for the three months ended September 30, 2018:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2018	886,978	$10.97	4.03	$3,557,248
Exercised	(10,000)	$10.50		$43,115
Outstanding at September 30, 2018	876,978	$10.98	3.81	$1,947,927
Options vested and expected to vest	876,978	$10.98	3.81	$1,947,927
Exercisable at September 30, 2018	876,978	$10.98	3.81	$1,947,927

Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Cost of goods sold	$497	$316
Research and development	632	362
Selling, general and administrative	2,000	1,330
	$3,129	$2,008

As of September 30, 2018, total unrecognized compensation cost under the Company's equity plans was $16.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.

9. Income Taxes
For the three months ended September 30, 2018, the Company recognized income tax expense of approximately $0.6 million. For the three months ended September 30, 2017, the Company recognized income tax expense of approximately $1.3 million, which included a discrete tax benefit of $0.4 million related principally to an intercompany asset transfer. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended September 30, 2018 was (159.8)% compared to 19.1% for the three months ended September 30, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year somewhat offset by the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2018 remain open to examination by U.S. federal and state tax authorities. The tax years 2011 to 2018 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2018, the gross amount of unrecognized tax benefits was approximately $7.3 million, of which $4.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of September 30, 2018. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	September 30, 2018	June 30, 2018
	(in thousands)
China	$283,004	$248,003
United States	84,916	83,040
Other Countries	629	613
	$368,549	$331,656

For our revenues by geography, please refer to Note 2.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies
Purchase Commitments
As of September 30, 2018 and June 30, 2018, the Company had approximately $49.2 million and $38.0 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $32.5 million and $58.3 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
Other Commitments
See Note 6 and Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for descriptions of commitments including bank borrowings and Joint Venture.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual has been made at September 30, 2018 and June 30, 2018.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on August 23, 2018.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,900 products, and has grown with the introduction of 200 new products during the fiscal year ended June 30, 2018, and over 80 and 90 new products in each of the fiscal years ended June 30, 2017 and 2016, respectively. During the three months ended September 30, 2018, we introduced an additional 32 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 743 patents and 96 patent applications in the United States as of September 30, 2018. We also had a total of 779 foreign patents, which primarily were based on our research and development efforts through September 30, 2018. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate an 8-inch wafer fabrication facility in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development and new product introduction as well as to improve our financial performance in the long run. To meet the market demand for more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of September 30, 2018, we owned 54%, and the Chongqing Funds owned 46%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. The JV Company completed its assembly and testing facility and commenced small mass production for assembly and testing in September 2018. In addition, the JV Company substantially completed its 12-inch wafer fab facility and expects trial production at the 12-inch wafer fabrication facility toward the end of calendar year 2018. During the three months ended September 30, 2018, we recorded $3.3 million in net loss attributable to noncontrolling interest, representing 46% of the net loss incurred in the JV Company. In the long-term, we expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of September 30, 2018, the JV Company paid approximately $68.3 million (RMB 469.5 million), and expects to pay the remaining of $10.2 million (RMB 70.5 million) in fiscal year 2019. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of September 30, 2018, we recorded $15.8 million of such intangible assets.

During the first quarter of fiscal year of 2019, we announced a new Type-C Power Delivery compliant input protection switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (20mohm) in a thermally enhanced 3x3mm DFN package, made possible by our advanced co-packaging technology, combining a high performance IC with protection features and our latest high SOA MOSFET. We also announced new TO-Leadless (TOLL) packaging technology for high current 400A applications. The TOLL packaging technology offers very low package resistance and inductance due to the clip technology in comparison to other TO-Leadless packages using standard wire-bonding technology which enables improved EMI performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business will have the significant impact on our financial performance. The JV Company completed its assembly and testing facility and commenced limited small production for assembly and testing in September 2018. In addition, the JV Company substantially completed our 12-inch wafer fab facility and expects trial production toward the end of calendar year 2018. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. In addition, a portion of these pre-production expenses and production ramp-up costs cannot be capitalized under U.S. GAAP accounting, therefore such costs impact our profitability. Furthermore, we are developing our digital power business based on the STMicro license agreement in September 2017, which will allow us to design and distribute a full suite of advanced low-voltage power IC products. We have incurred and expect to continue to incur additional costs, including costs relating to hiring and compensation of qualified engineers and technical staff and other research and development and management activities, as we continue to build this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 43.8% and 38.8% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making progress in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. The JV Company completed its assembly and testing facility and commenced limited mass production of assembly and testing in September 2018. The JV Company substantially completed its 12-inch wafer fab facility and expects trial production of power semiconductors toward the end of calendar year 2018. However, we may experience delays in the commencement or ramp up of the production at the JV Company. Even if we are able to commence JV operation timely, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2018 and 2017. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(% of revenue)
Revenue	$115,072	$104,858	100.0%	100.0%
Cost of goods sold	82,461	77,328	71.7%	73.7%
Gross profit	32,611	27,530	28.3%	26.3%
Operating expenses
Research and development	11,384	8,325	9.9%	7.9%
Selling, general and administrative	20,352	14,615	17.7%	13.9%
Total operating expenses	31,736	22,940	27.6%	21.8%
Operating income	875	4,590	0.7%	4.5%
Interest income and other income (loss), net	262	40	0.2%	—%
Interest expense	(1,490)	(17)	(1.2)%	—%
Net income (loss) before income taxes	(353)	4,613	(0.3)%	4.5%
Income tax expense	560	1,274	0.5%	1.2%
Net income (loss) including noncontrolling interest	(913)	3,339	(0.8)%	3.3%
Net loss attributable to noncontrolling interest	(3,329)	(1,461)	(2.9)%	(1.4)%
Net income attributable to Alpha and Omega Semiconductor Limited	$2,416	$4,800	2.1%	4.7%
Share-based compensation expense was allocated as follow:

	Three Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(% of revenue)
Cost of goods sold	$497	$316	0.4%	0.3%
Research and development	632	362	0.5%	0.3%
Selling, general and administrative	2,000	1,330	1.7%	1.3%
Total	$3,129	$2,008	2.6%	1.9%

Three Months Ended September 30, 2018 and 2017
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$92,255	$83,678	$8,577	10.3%
Power IC	19,415	18,097	1,318	7.3%
Packaging and testing services	3,402	3,083	319	10.3%
	$115,072	$104,858	$10,214	9.7%

Total revenue was $115.1 million for the three months ended September 30, 2018, an increase of $10.2 million, or 9.7%, as compared to $104.9 million for the same quarter last year. The increase was primarily due to an increase of $8.6 million and $1.3 million in sales of power discrete products and in sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 16.2% increase in average selling price as compared to the same quarter last year due to a shift in product mix, partially offset by a 5.5% decrease in unit shipments. The increase in revenue of packaging and testing services for the three months ended September 30, 2018 as compared to the same quarter last year was primarily due to increased demand.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$82,461	$77,328	$5,133	6.6%
Percentage of revenue	71.7%	73.7%

Gross profit	$32,611	$27,530	$5,081	18.5%
Percentage of revenue	28.3%	26.3%

Cost of goods sold was $82.5 million for the three months ended September 30, 2018, an increase of $5.1 million, or 6.6%, as compared to $77.3 million for the same quarter last year. The increase was primarily due to the 9.7% increase of revenue. Cost of goods sold for the three months ended September 30, 2018 also included production ramp up costs related to our Chongqing joint venture. Gross margin increased by 2.0 percentage points to 28.3% for the three months ended September 30, 2018 as compared to 26.3% for the same quarter last year. The increase in gross margin was primarily due to increased average selling prices as a result of improved product mix.
Research and development expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$11,384	$8,325	$3,059	36.7%
Research and development expenses were $11.4 million for the three months ended September 30, 2018, an increase of $3.1 million, or 36.7%, as compared to $8.3 million for the same quarter last year. The increase was primarily attributable to a $1.9 million increase in employee compensation and benefit expense mainly due to higher bonus accrual and increased headcount to ramp up our digital power business, a $0.3 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.3 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.3 million increase in professional services expense as a result of higher consulting fee and recruiting fee, and a $0.3 million increase in equipment supplies as a result of higher patent expense and hardware and software expense in the current quarter.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$20,352	$14,615	$5,737	39.3%
Selling, general and administrative expenses were $20.4 million for the three months ended September 30, 2018, an increase of $5.7 million, or 39.3%, as compared to $14.6 million for the same quarter last year. The increase was primarily attributable to a $3.5 million increase in employee compensation and benefit expenses as a result of pre-production costs for the 12-inch fab facility in the JV Company, as well as increased headcount and higher bonus accrual, a $0.7 million increase in share-based compensation expense due to an increase of stock awards granted, a $1.0 million increase in engineering related expenses as a result of pre-production costs for the 12-inch fab facility in the JV Company, and a $0.4 million increase in employee business expenses due to increased travel expenses during the current quarter.
Interest income and others income (loss), net

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$262	$40	$222	555.0%
Interest income and other income (loss), net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and other income (loss), net during the three months ended September 30, 2018 as compared to the same period last year was primarily due to higher foreign currency exchange gains as a result of recent appreciation of USD against RMB.
Interest expense

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Interest expense	$(1,490)	$(17)	$(1,473)	8,664.7%

Interest expense was primarily related to bank borrowings. The increase in interest expenses during the three months ended September 30, 2018 as compared to the same period last year was primarily due to an increase in bank borrowings, including the $13.2 million and $16.7 million of term loan drew down in January 2018 and July 2018, respectively, for the purpose of purchasing certain equipment for our Oregon fab, $17.8 million term loan obtained in May 2018 and approximately $60.4 million (400 million RMB) financing lease in May 2018 for the acquisition and installation of the 12" fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing.
Income tax expense

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$560	$1,274	$(714)	(56.0)%

For the three months ended September 30, 2018, the Company recognized income tax expense of approximately $0.6 million. For the three months ended September 30, 2017, the Company recognized income tax expense of approximately $1.3 million, which included a discrete tax expense of $0.4 million related principally to an intercompany asset transfer. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended September 30, 2018 was (159.8)% compared to 19.1% for the three months ended September 30, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year somewhat offset by the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowing under our term loan and financing lease.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. As of September 30, 2018, the outstanding balance of the term loan was $29.8 million. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio.

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. As of September 30, 2018, the outstanding balance of the term loan was $17.5 million.

In November 2018, we obtained a waiver from the Bank with respect to the term loans in Jireh which, among other things, waived our violation of the minimum Adjusted Quick ratio covenant as required. Adjusted Quick ratio is the ratio of (a) current assets excluding inventory to (b) the sum of current liabilities plus the total amount of debt owing to the Bank and any other bank affiliate. Following the execution of such waiver, as of September 30, 2018, we were in compliance with all covenants under the term loans.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. As of September 30, 2018, the Chongqing Funds contributed a total of $162.0 million of initial capital in cash, and we contributed $35.0 million, including $25.0 million contribution in August 2018, in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The JV Company completed its assembly and testing facility and commenced small mass production for assembly and testing in September 2018. The JV Company also substantially completed its 12-inch wafer fab facility and expects trial production toward the end of calendar year 2018. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract. The total price payable by the JV Company under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign currency exchange rates. As of September 30, 2018, the JV Company paid approximately $68.3 million (RMB 469.5 million), and expect to pay the remaining of $10.2 million (RMB 70.5 million) in fiscal year 2019. We expect the JV Company will be required to obtain additional financing in order to fund the remaining portion of the acquisition of equipment necessary to commence production at the facility.  However, there is no guarantee that the JV Company will be able to secure the required amount of financing from the lenders, or if such financing will be available on terms favorable to us.  If the JV Company cannot secure sufficient financing, we may use a portion of our cash reserve to further capitalize and finance the JV Company.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  As of September 30, 2018, the outstanding balance of the Lease Financing was approximately $58.2 million based on the currency exchange rate as of September 30, 2018.

In September 2017, the Board of Directors terminated our prior repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”). The Repurchase Program allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares.

During the three months ended September 30, 2018, we repurchased 111,509 shares from the open market, for a total cost of $1.5 million, at an average price of $13.43 per share, under the share repurchase program. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,784,648 shares from the open market including shares purchased in the Tender Offer for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of September 30, 2018, of the 6,784,648 repurchased shares, 133,728 shares with a weighted average repurchase price of $10.48 per share, were reissued at an average price of $5.77 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of September 30, 2018.

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
Cash and cash equivalents
As of September 30, 2018 and June 30, 2018, we had $113.4 million and $131.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $113.4 million and $131.7 million cash and cash equivalents, $92.9 million and $101.1 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$17,987	$12,250
Net cash used in investing activities	(49,493)	(34,009)
Net cash provided by financing activities	14,715	86,846
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,579)	182

Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,370)	$65,269

Cash flows from operating activities
Net cash provided by operating activities of $18.0 million for the three months ended September 30, 2018 resulted primarily from net loss of $0.9 million and non-cash expenses of $11.0 million as well as net changes in assets and liabilities of $7.9 million. The non-cash expenses of $11.0 million included a $7.9 million of depreciation and amortization expenses and a $3.1 million of share-based compensation expense. The net changes in assets and liabilities of $7.9 million were primarily due to a $9.3 million increase in accrued and other liabilities, a $9.7 million increase in accounts payable due to timing of payment, and a $0.3 million decrease in other current and long term assets due to decrease in advance payments to vendors, partially offset by a $7.9 million increase in inventories to meet the market demand, and a $3.6 million increase in accounts receivable from timing of billings and collection of payments.
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
Cash flows from investing activities
Net cash used in investing activities of $49.5 million for the three months ended September 30, 2018 was primarily attributable to $49.5 million purchases of property and equipment, including $34.3 million purchase in the JV Company during the quarter.
Net cash used in investing activities of $34.0 million for the three months ended September 30, 2017 was primarily attributable to $28.3 million purchases of property and equipment, including $21.2 million purchase in the JV Company and $5.7 million in purchases of intangible asset.
Cash flows from financing activities
Net cash used in financing activities of $14.7 million for the three months ended September 30, 2018 was primarily attributable to $16.7 million proceeds from borrowings and $0.1 million of proceeds from exercise of stock options, partially offset by $1.5 million for repurchase of our common shares under the repurchase program, $0.2 million in payment of capital lease obligations, $0.2 million in repayments of borrowings, and $0.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Capital expenditures

Capital expenditures were $49.5 million and $28.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase in capital expenditure was primarily due to EPC construction payment in connection with the JV Transaction, additional purchase of equipment and assets and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consist of purchases of equipment for our packaging and testing services and for our Oregon fab, purchases of equipment and construction payment in Chongqing for the Joint Venture Company, and investment in new technology as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction, including additional costs associated with pre-production activities of the JV Company. We also expect capital expenditure continue to increase as we accelerate the development of our new digital power business.
Commitments
See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on August 23, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on August 23, 2018, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors terminated our prior share repurchase program that was approved in 2015 and approved a new repurchase program (the “Repurchase Program”), which allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares and our available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. As of September 30, 2018, approximately $13.4 million remained available under the Repurchase Program.

The following table sets forth the share repurchases under this program during the first fiscal quarter ended September 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—
August 1, 2018 to August 31, 2018	10,000	$14.15	10,000
September 1, 2018 to September 30, 2018	101,509	$13.36	101,509
Total repurchase during the three months ended September 30, 2018	111,509	$13.43	111,509	$13,400,000

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

November 5, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)