Form 10-Q
period 2018-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2019-02-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2019: 23,940,455

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$146,632	$131,535
Restricted cash	255	189
Accounts receivable, net	33,858	33,755
Inventories	102,962	90,182
Other current assets	34,271	29,551
Total current assets	317,978	285,212
Property, plant and equipment, net	380,783	331,656
Intangible assets, net	16,939	16,591
Deferred income tax assets	4,944	4,892
Other long-term assets	13,544	28,698
Total assets	$734,188	$667,049
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,617	$92,661
Accrued liabilities	59,013	49,841
Income taxes payable	1,769	2,211
Short-term debt	22,797	3,811
Deferred margin	—	1,665
Capital leases	7,429	4,491
Total current liabilities	193,625	154,680
Long-term debt	36,729	26,786
Income taxes payable - long-term	951	924
Deferred income tax liabilities	1,134	713
Capital leases - long-term	51,185	56,791
Other long-term liabilities	6,036	993
Total liabilities	289,660	240,887
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares, issued and outstanding: none at December 31, 2018 and June 30, 2018	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares, issued and outstanding: 30,590 shares and 23,939 shares, respectively at December 31, 2018 and 30,400 shares and 23,860 shares, respectively at June 30, 2018	61	61
Treasury shares at cost, 6,651 shares at December 31, 2018 and 6,540 shares at June 30, 2018	(66,283)	(64,790)
Additional paid-in capital	227,818	220,244
Accumulated other comprehensive income (loss)	(2,842)	440
Retained earnings	124,538	122,639
Total Alpha and Omega Semiconductor Limited shareholder's equity	283,292	278,594
Noncontrolling interest	161,236	147,568
Total equity	444,528	426,162
Total liabilities and equity	$734,188	$667,049
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$114,925	$103,896	$229,997	$208,754
Cost of goods sold	85,423	75,814	167,884	153,142
Gross profit	29,502	28,082	62,113	55,612
Operating expenses
Research and development	12,600	9,102	23,984	17,427
Selling, general and administrative	20,104	15,756	40,456	30,371
Total operating expenses	32,704	24,858	64,440	47,798
Operating income (loss)	(3,202)	3,224	(2,327)	7,814
Interest income and other income (loss), net	74	(160)	336	(120)
Interest expense	(1,706)	(14)	(3,196)	(31)
Net income (loss) before income taxes	(4,834)	3,050	(5,187)	7,663
Income tax expense (benefit)	701	(2,072)	1,261	(798)
Net income (loss) including noncontrolling interest	(5,535)	5,122	(6,448)	8,461
Net loss attributable to noncontrolling interest	(3,990)	(1,669)	(7,319)	(3,130)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,545)	$6,791	$871	$11,591
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.06)	$0.28	$0.04	$0.48
Diluted	$(0.06)	$0.27	$0.04	$0.46
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	23,887	23,925	23,865	23,973
Diluted	23,887	25,033	24,513	24,997

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) including noncontrolling interest	$(5,535)	$5,122	$(6,448)	$8,461
Other comprehensive income, net of tax
Foreign currency translation adjustment	(58)	3,347	(6,295)	4,048
Comprehensive income (loss)	(5,593)	8,469	(12,743)	12,509
Noncontrolling interest	(4,014)	(104)	(10,332)	(1,231)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,579)	$8,573	$(2,411)	$13,740

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(6,448)	$8,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,149	14,386
Share-based compensation expense	7,547	6,017
Deferred income taxes, net	94	(2,224)
Loss (gain) on disposal of property and equipment	(6)	55
Changes in assets and liabilities:
Accounts receivable, net	(326)	4,127
Inventories	(12,780)	(9,418)
Other current and long-term assets	(696)	(9,081)
Accounts payable	9,927	1,877
Income taxes payable	(415)	(448)
Accrued and other liabilities	18,035	8,102
Net cash provided by operating activities	31,081	21,854
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(23,218)	(23,192)
Purchases of property and equipment in JV Company	(42,723)	(41,576)
Purchase of intangible assets	(405)	(10,384)
Proceeds from sale of property and equipment	19	—
Net cash used in investing activities	(66,327)	(75,152)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	24,000	86,994
Withholding tax on restricted stock units	(203)	(249)
Proceeds from exercise of stock options and ESPP	1,278	2,205
Payment for repurchases of common shares	(1,501)	(6,022)
Proceeds from borrowings	36,191	—
Repayments of borrowings	(7,308)	—
Principal payments on capital leases	(417)	(399)
Net cash provided by financing activities	52,040	82,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,631)	1,241
Net increase in cash, cash equivalents and restricted cash	15,163	30,472
Cash, cash equivalents and restricted cash at beginning of period	131,724	115,929
Cash, cash equivalents and restricted cash at end of period	$146,887	$146,401

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$61,573	$43,235
Re-issuance of treasury stock	$8	$3

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, and South Korea.
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The condensed consolidated balance sheet at June 30, 2018 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture, (the "JV Company"), for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). The initial capitalization of the Joint Venture under the agreement was $330.0 million, which includes cash contributions from the Chongqing Funds and contributions of cash, equipment and intangible assets from the Company. In August 2018, the Company invested an additional $25.0 million of cash contribution to the JV Company, which resulted in the Company owned 54.4%, and the Chongqing Funds owned 45.6%, of the equity interest in the JV Company. At the end of December 2018, the Chongqing Funds invested additional $24.0 million of cash contribution to the JV Company, which resulted in the Company owning 50.9%, and the Chongqing Funds owning 49.1%, of the equity interest in the JV Company. The Joint Venture is accounted for under the provisions of the consolidation guidance since the Company has a controlling financial interest.
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
Share-based Compensation Expense
The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the market value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis, net of estimated forfeitures, over the requisite service period of the award, which generally equals the vesting period.
Fair Value of Financial Instruments

The fair value of cash equivalents is based on observable market prices and have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of short term bank deposits. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term maturities. The carrying value of the company's debt is considered a reasonable estimate of fair value which is estimated by considering the current rates available to the Company for debt of the same remaining maturities, structure and terms of the debts.
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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should be presented in the form of a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed with the SEC. The Company's first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ending March 31, 2019.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights, and were historically deferred under the previous accounting guidance until the related product was sold to the end customer. Under ASC 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments and returns rights, which are estimated and recorded at the time the goods are delivered. Accordingly, the Company recognizes revenue under ASC 606 at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information. Revenue from other non-U.S. distributors and direct customers, which consists of the majority of the Company's total revenue, is recognized at the time of shipment or delivery to the distributors and direct customers. Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606. See "Note 2 - Revenue" for additional information on the impact of the adoption of the new standard on the Company’s consolidated financial statements.

2. Revenue

Impact from the Adoption of the New Revenue Standard:

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

The following tables compare the amounts reported in the condensed consolidated statements of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect:

	As of December 31, 2018
	As Reported	Adjustment	Balances Without Adoption
	(in thousands)
Accounts receivable, net	$33,858	$193	$34,051
Accrued liabilities	$59,013	$(84)	$58,929
Deferred margin	$—	$1,782	$1,782
Income taxes payable	$1,769	$(45)	$1,724
Deferred income tax liabilities	$1,134	$(313)	$821
Retained earnings	$124,538	$(1,183)	$123,355

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As Reported	Adjustment	Balances Without Adoption	As Reported	Adjustment	Balances Without Adoption
	(in thousands)			(in thousands)
Revenue	$114,925	$(349)	$114,576	$229,997	$(308)	$229,689
Cost of goods sold	$85,423	$(134)	$85,289	$167,884	$(114)	$167,770
Gross profit	$29,502	$(215)	$29,287	$62,113	$(194)	$61,919
Income tax expense (benefit)	$701	$(37)	$664	$1,261	$(45)	$1,216
Net loss including noncontrolling interest	$(5,535)	$(178)	$(5,713)	(6,448)	$(149)	$(6,597)

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

The majority of the Company’s total revenue is from non-U.S. distributors and direct customers, which is recognized at the time of shipment or delivery to distributors and direct customers. Accordingly, revenue recognition with these distributors and direct customers remains unchanged upon adoption of ASC 606. As noted above, the change for the Company under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights, and were historically deferred under the previous accounting guidance until the related product was sold to end customers. Under ASC 606, the transaction price takes into consideration the effect of variable consideration such as price adjustments and return rights, which are estimated and recorded at the time the goods are delivered.

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

The Company adjusts the transaction price for variable consideration. Variable consideration primarily are adjustments related to stock rotation rights and price adjustments provided to our distributors. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers to the customer as a fulfillment activity.

The Company warrants its products to be free of defects generally for a period of one year. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of goods sold. Warranty expenses and the accrued warranty liability were not material as of December 31, 2018.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Hong Kong	$87,180	$82,440	$178,771	$167,670
China	24,760	19,153	45,157	36,273
South Korea	139	301	308	588
United States	1,967	1,314	3,940	2,692
Other countries	879	688	1,821	1,531
	$114,925	$103,896	$229,997	$208,754

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Power discrete	$93,294	$85,094	$185,549	$168,772
Power IC	19,384	15,758	38,799	33,855
Packaging and testing services	2,247	3,044	5,649	6,127
	$114,925	$103,896	$229,997	$208,754

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Net Income (Loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,545)	$6,791	$871	$11,591

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	23,887	23,925	23,865	23,973
Diluted:
Weighted average number of common shares used to compute basic net income per share	23,887	23,925	23,865	23,973
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	1,108	648	1,024
Weighted average number of common shares used to compute diluted net income per share	23,887	25,033	24,513	24,997
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.06)	$0.28	$0.04	$0.48
Diluted	$(0.06)	$0.27	$0.04	$0.46
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,225	165	646	169
ESPP	1,240	—	508	45
Total potential dilutive securities	3,465	165	1,154	214

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2018	2017	2018	2017
Customer A	30.6%	30.8%	29.1%	29.2%
Customer B	37.6%	33.7%	37.8%	33.8%

	December 31, 2018	June 30, 2018
Percentage of accounts receivable
Customer A	25.0%	17.1%
Customer B	35.1%	35.5%
Customer C	*	10.6%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Balance Sheet Components
Accounts receivable, net:

	December 31, 2018	June 30, 2018
	(in thousands)
Accounts receivable	$52,465	$52,687
Less: Allowance for price adjustments	(18,577)	(18,902)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$33,858	$33,755

Inventories:

	December 31, 2018	June 30, 2018
	(in thousands)
Raw materials	$54,188	$47,097
Work in-process	39,307	35,243
Finished goods	9,467	7,842
	$102,962	$90,182

Other current assets:

	December 31, 2018	June 30, 2018
	(in thousands)
VAT receivable	$28,305	$17,601
Other prepaid expenses	2,603	2,121
Prepaid insurance	538	906
Prepaid maintenance	693	556
Prepayment to supplier	535	227
Prepaid income tax	747	761
Custom deposit	55	5,749
Lease financing cost	655	960
Other receivable	140	670
	$34,271	$29,551

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	December 31, 2018	June 30, 2018
	(in thousands)
Land	$4,877	$4,877
Building	33,884	4,325
Manufacturing machinery and equipment	285,078	265,192
Equipment and tooling	19,334	16,605
Computer equipment and software	28,062	25,686
Office furniture and equipment	2,794	2,314
Leasehold improvements	30,920	29,900
Land use rights	8,751	9,089
	413,700	357,988
Less: accumulated depreciation	(237,620)	(225,184)
	176,080	132,804
Equipment and construction in progress	204,703	198,852
Property, plant and equipment, net	$380,783	$331,656

Intangible assets, net:

	December 31, 2018	June 30, 2018
	(in thousands)
Patents and technology rights	$18,037	$17,633
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,051
Less: accumulated amortization	(2,785)	(2,729)
	16,670	16,322
Goodwill	269	269
Intangible assets, net	$16,939	$16,591

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market for digital power products, primarily in the computer server segment. As of December 31, 2018, the Company recorded $16.2 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification and is ready for its intended use in production.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	December 31, 2018	June 30, 2018
	(in thousands)
Prepayments for property and equipment	$6,222	$17,599
Investment in a privately held company	700	700
Lease financing costs	1,650	1,922
VAT long-term receivable	4	3,396
Custom deposit	1,701	1,589
Other long-term deposits	1,812	2,252
Office leases deposits	989	853
Other	466	387
	$13,544	$28,698
Accrued liabilities:

	December 31, 2018	June 30, 2018
	(in thousands)
Accrued compensation and benefits	$29,694	$18,484
Warranty accrual	655	535
Stock rotation accrual	1,847	1,750
Accrued professional fees	1,738	1,922
Accrued inventory	1,340	667
Accrued facilities related expenses	1,879	2,163
Accrued financing lease costs	727	1,510
Accrued property, plant and equipment	13,090	18,145
Other accrued expenses	8,043	4,665
	$59,013	$49,841
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$535	$1,866
Additions (reductions)	189	(1,063)	*
Utilization	(69)	(36)
Ending balance	$655	$767
* Released a specific warranty reserve of approximately $1.0 million due to expired warranty period.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$1,750	$1,871
Additions	2,229	992
Utilization	(2,132)	(1,252)
Ending balance	$1,847	$1,611

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Bank Borrowings

Short-term borrowing

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for Chinese Renminbi (RMB) 80 million and 20 million, respectively, or $14.5 million in total based on currency exchange rate between RMB and U.S. Dollars on December 31, 2018 at varying interest rates. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of December 31, 2018, the outstanding balance under the loans were 80 million RMB and 20 million (equivalent of $14.5 million in total based on the currency exchange rate as of December 31, 2018).

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expires on September 30, 2019. The purpose the credit facility is to provide short-term borrowings. The Company can borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollars on November 16, 2018. In November 2018, the Company borrowed $5.0 million under this line with an interest rate of 3.64% per annum. The amount of $5.0 million was repaid in December 2018.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of December 31, 2018, the outstanding balance under the Agreement was 400 million RMB (equivalent of $58.2 million based on the currency exchange rate as of December 31, 2018), which was recorded under short-term and long-term capital lease liabilities.

Capital lease liabilities include financing leases, computer software and exclusive technology rights. Future minimum lease payments are as follows (in thousands):

Year ending June 30,
2019 (Remaining)	$5,530
2020	14,203
2021	17,778
2022	16,909
2023	12,255
Total minimum lease payments	66,675
Less amount representing interest	(8,061)
Total capital lease liabilities	$58,614

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company is in compliance with these covenants. As of December 31, 2018, the outstanding balance of the term loan was $17.3 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh was required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company is in compliance with these covenants. As of December 31, 2018, the outstanding balances of the term loan were $27.9 million.

Maturities of Jireh debt were as follows (in thousands):

Year ending June 30,
2019 (Remaining)	$4,170
2020	8,340
2021	8,340
2022	8,340
2023	16,028
Total principal of debt	45,218
Less: debt issuance costs	(233)
Total principal of debt, less debt issuance costs	$44,985

7. Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of September 30, 2018, the Company owned 54.4%, and the Chongqing Funds owned 45.6%, of the equity interest in the JV Company. At the end of December 2018, the Chongqing Funds invested additional $24.0 million of cash contribution to the JV Company, which resulted in the Company owning 50.9%, and the Chongqing Funds owning 49.1%, of the equity interest in the JV Company. The JV Company commenced small mass production for assembly and testing started the quarter ended September 30, 2018. During the quarter ended December 31, 2018, the JV Company continued the production ramp and commenced trial production at the 12-inch wafer fabrication facility.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, which consists of $2.8 million (RMB 19.5 million) of design fees and $75.2 million (RMB 520.5 million) of construction and procurement fees (including compliance with safety and aesthetic

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

requirements). As of December 31, 2018, the JV Company paid approximately $68.3 million (RMB 470.0 million), and expects to pay the remaining of $10.2 million (RMB 70.0 million) in fiscal year 2019.

The changes in total AOS shareholders' equity, noncontrolling interest and total equity were as follows (in thousands):

	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2018	$278,594	$147,568	$426,162
Exercise of common stock options and release of RSUs	110	—	110
Withholding tax on restricted stock units	(203)	—	(203)
Issuance of shares under ESPP	1,168	—	1,168
Repurchase of common shares under shares repurchase program	(1,501)	—	(1,501)
Share-based compensation expense	6,499	—	6,499
Net income (loss)	871	(7,319)	(6,448)
Impact on retained earnings related to ASC 606 adoption	1,036	—	1,036
Cumulative translation adjustment	(3,282)	(3,013)	(6,295)
Contributions from noncontrolling interest	—	24,000	24,000
Balance, December 31, 2018	$283,292	$161,236	$444,528

8. Shareholders' Equity and Share-based Compensation
Share Repurchase

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

During the six months ended December 31, 2018, the Company repurchased an aggregate of 111,509 shares from the open market, for a total cost of $1.5 million, excluding fees and related expenses, at an average price of $13.43 per share. Since the inception of the prior repurchase program in 2010, the Company repurchased an aggregate of 6,784,648 shares from the open market including shares purchased in a dutch tender offer for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 133,728 shares with a weighted average repurchase price of $10.48 per share, were reissued at an average price of $5.77 per share pursuant to option exercises and vested restricted share units. As of December 31, 2018, approximately $13.4 million remained available under the Repurchase Program.
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities for the six months ended December 31, 2018:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Granted	103,222	$11.96
Vested	(68,182)	$14.97
Forfeited	(11,250)	$13.63
Nonvested at December 31, 2018	942,813	$14.82	1.24	$9,607,264
TRSUs vested and expected to vest	874,061		1.18	$8,906,681

The Board approved the incentive bonus plan (the “Plan”) for the calendar year commencing January 1, 2018 pursuant to which each executive officer of the Company who continues in service through the end of the calendar year will be eligible to receive an incentive award, based on the level of attainment of certain specified Company performance goals. The Company recorded $1.0 million of such RSUs expenses during the three and six months ended December 31, 2018. The expenses are reported in the accrued liabilities line in the condensed consolidated balance sheet as the total amount of bonus is to be settled in variable number of shares. Such non-cash compensation expenses are recorded as part of stock-based compensation expense in the condensed consolidated statements of operations.
Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vests in four equal annual installments after the end of each performance period. The Company estimated the grant date fair values of its MSUs with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.2 million and $0.4 million of expenses for these MSUs during the three and six months ended December 31, 2018.
The following table summarizes the Company's MSUs activities for the six months ended December 31, 2018:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2018	—	$—	—
Granted	1,310,000	$5.17
Vested	—	$—
Forfeited	(20,000)	$5.17
Nonvested at December 31, 2018	1,290,000	$5.17	5.46
MSUs vested and expected to vest	920,290		5.38
Performance-based Restricted Stock Units ("PRSUs")

In March 2017 and 2018, the Company granted 170,000 and 298,000 performance-based RSUs (“PRSUs”) to certain personnel. The number shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.8 million and $1.4 million of expenses for these PRSUs during the three and six months ended December 31, 2018, respectively, and approximately $0.5 million and $0.7 million during the three and six months ended December 31, 2017, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's PRSUs activities for the six months ended December 31, 2018:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
Granted	—	—
Vested	—	—
Forfeited	(1,000)	$16.22
Nonvested at December 31, 2018	421,300	$16.63	1.55	$4,293,047
PRSUs vested and expected to vest	383,347		1.48	$3,906,307
Stock Options
The Company did not grant any stock options during the three and six months ended December 31, 2018. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes the Company's stock option activities for the six months ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2018	886,978	$10.97	4.03	$3,557,248
Exercised	(10,500)	$10.50		$43,415
Outstanding at December 31, 2018	876,478	$10.98	3.56	$1,176,781
Options vested and expected to vest	876,478	$10.98	3.56	$1,176,781
Exercisable at December 31, 2018	876,478	$10.98	3.56	$1,176,781

Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2018
Volatility rate	40.1%
Risk-free interest rate	2.5% - 2.9%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of goods sold	$541	$415	$1,038	$731
Research and development	742	617	1,374	979
Selling, general and administrative	3,135	2,977	5,135	4,307
	$4,418	$4,009	$7,547	$6,017

As of December 31, 2018, total unrecognized compensation cost under the Company's equity plans was $15.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

9. Income Taxes

For the three months ended December 31, 2018, the Company recognized income tax expense of approximately $0.7 million. For the three months ended December 31, 2017, the Company recognized income tax benefit of approximately $2.1 million, which included a discrete tax benefit of $2.7 million related to re-measuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended December 31, 2018 was (13.8)% compared to 31.4% for the three months ended December 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year somewhat offset by the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act.

For the six months ended December 31, 2018, the Company recognized income tax expense of approximately $1.3 million, which included a discrete tax expense of $0.03 million. For the six months ended December 31, 2017, the Company recognized an income tax benefit of approximately $0.8 million, which included a discrete tax benefit of $2.7 million related to remeasuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. Excluding the discrete income tax items, the estimated effective tax rate for the six months ended December 31, 2018 was (23.7)% compared to 24.0% for the six months ended December 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The adoption resulted in a derecognition of a deferred tax asset of $0.3 million related to previously unrecognized gross profit for U.S. GAAP purposes that was previously recognized for income tax purposes, with an offsetting reduction to retained earnings.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2018 remain open to examination by U.S. federal and state tax authorities. The tax years 2011 to 2018 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2018, the gross amount of unrecognized tax benefits was approximately $7.4 million, of which $4.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of share-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include share-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of December 31, 2018. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	December 31, 2018	June 30, 2018
	(in thousands)
China	$294,437	$248,003
United States	85,678	83,040
Other Countries	668	613
	$380,783	$331,656

For our revenues by geography, please refer to Note 2.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments and Contingencies
Purchase Commitments
As of December 31, 2018 and June 30, 2018, the Company had approximately $48.9 million and $38.0 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $78.9 million and $58.3 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual has been made at December 31, 2018 and June 30, 2018.
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

Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 1,900 products, and has grown with the introduction of 200 new products during the fiscal year ended June 30, 2018, and over 80 and 90 new products in each of the fiscal years ended June 30, 2017 and 2016, respectively. During the six months ended December 31, 2018, we introduced an additional 46 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 753 patents and 95 patent applications in the United States as of December 31, 2018. We also had a total of 791 foreign patents, which primarily were based on our research and development efforts through December 31, 2018. We differentiate ourselves by integrating our expertise in technology, design and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of September 30, 2018, we owned 54.4%, and the Chongqing Funds owned 45.6%, of the equity interest in the JV Company. At the end of December 2018, the Chongqing Funds invested additional $24.0 million of cash contribution to the JV Company, which resulted us owning 50.9%, and the Chongqing Funds owning 49.1%, of the equity interest in the JV Company. The JV Company commenced small mass production for assembly and testing started the quarter ended September 30, 2018. During the quarter ended December 31, 2018, the JV Company continued the production ramp and commenced trial production at the 12-inch wafer fabrication facility. We expect to ramp up assembly and testing within the next two quarters, and start to produce customer samples from the 12-inch fab in the quarter ending March 31, 2019. During the three and six months ended December 31, 2018, we recorded $4.0 million and $7.3 million, respectively, in net loss attributable to noncontrolling interest in the JV Company. In the long-term, we expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”) for the construction of the manufacturing facility contemplated under the JV Agreement. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million, based on the currency exchange rate between RMB and U.S. Dollars on the effective date of the EPC Contract. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates. As of December 31, 2018, the JV Company paid approximately $68.3 million (RMB 470.0 million), and expects to pay the remaining of $10.2 million (RMB 70.0 million) in fiscal year 2019. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign exchange rates.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of December 31, 2018, we recorded $16.2 million of such intangible assets.

During the six months ended December 31, 2018, we announced a new Type-C Power Delivery compliant input protection switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (20mohm) in a thermally enhanced 3x3mm DFN package, made possible by our advanced co-packaging technology, combining a high performance IC with protection features and our latest high SOA MOSFET. We also announced new TO-Leadless (TOLL) packaging technology for high current 400A applications. The TOLL packaging technology offers very low package resistance and inductance due to the clip technology in comparison to other TO-Leadless packages using standard wire-bonding technology which enables improved EMI performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business will have the significant impact on our financial performance. The JV Company commenced small mass production for assembly and testing started the quarter ended September 30, 2018. During the quarter ended December 31, 2018, the JV Company continued the production ramp and commenced trial production at the 12-inch wafer fabrication facility. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. In addition, a portion of these pre-production expenses and production ramp-up costs cannot be capitalized under U.S. GAAP accounting, therefore such costs impact our profitability. Furthermore, we are developing our digital power business based on the STMicro license agreement in September 2017, which will allow us to design and distribute a full suite of advanced low-voltage power IC products. We have incurred and expect to continue to incur additional costs, including costs relating to hiring and compensation of qualified engineers and technical staff and other research and development and management activities, as we continue to build this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

Manufacturing costs:  Our gross margin may be affected by our manufacturing costs, including utilization of our manufacturing facilities, pricing of wafers from third party foundries and semiconductor raw materials, which may fluctuate from time to time largely due to the market demand and supply.  Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities and our Oregon fab and our Chongqing fabrication facility operated by the JV Company.  We expect that in the long term our joint venture agreement with Chongqing Funds will reduce our cost of manufacturing. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected.  In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from fully meeting the demand of our customers. While we can mitigate such constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations.  Our revenue from the PC market accounted for approximately 48.5% and 42.6% of our total revenue for the three months ended December 31, 2018 and 2017, respectively and 46.1% and 40.7% of our total revenue for the six months ended December 31, 2018 and 2017, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate into other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making progress in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and obtain design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. The JV Company commenced small mass production for assembly and testing during the quarter ended September 30, 2018. During the quarter ended December 31, 2018, the JV Company continued the production ramp and commenced trial production at the 12-inch wafer fabrication facility. However, we may experience delays in the commencement or ramp up of the production at the JV Company. Even if we are able to ramp up the JV operation timely, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2018 and 2017. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$114,925	$103,896	100.0%	100.0%	$229,997	$208,754	100.0%	100.0%
Cost of goods sold	85,423	75,814	74.3%	73.0%	167,884	153,142	73.0%	73.4%
Gross profit	29,502	28,082	25.7%	27.0%	62,113	55,612	27.0%	26.6%
Operating expenses
Research and development	12,600	9,102	11.0%	8.8%	23,984	17,427	10.4%	8.3%
Selling, general and administrative	20,104	15,756	17.5%	15.2%	40,456	30,371	17.6%	14.5%
Total operating expenses	32,704	24,858	28.5%	24.0%	64,440	47,798	28.0%	22.8%
Operating income (loss)	(3,202)	3,224	(2.8)%	3.0%	(2,327)	7,814	(1.0)%	3.8%
Interest income and other income (loss), net	74	(160)	0.1%	(0.2)%	336	(120)	0.1%	(0.1)%
Interest expense	(1,706)	(14)	(1.5)%	—%	(3,196)	(31)	(1.4)%	—%
Net income (loss) before income taxes	(4,834)	3,050	(4.2)%	2.8%	(5,187)	7,663	(2.3)%	3.7%
Income tax expense (benefit)	701	(2,072)	0.6%	(2.0)%	1,261	(798)	0.5%	(0.4)%
Net income (loss) including noncontrolling interest	(5,535)	5,122	(4.8)%	4.8%	(6,448)	8,461	(2.8)%	4.1%
Net loss attributable to noncontrolling interest	(3,990)	(1,669)	(3.5)%	(1.6)%	(7,319)	(3,130)	(3.2)%	(1.5)%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,545)	$6,791	(1.3)%	6.4%	$871	$11,591	0.4%	5.6%
Share-based compensation expense was allocated as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$541	$415	0.5%	0.4%	$1,038	$731	0.5%	0.4%
Research and development	742	617	0.6%	0.6%	1,374	979	0.6%	0.5%
Selling, general and administrative	3,135	2,977	2.7%	2.9%	5,135	4,307	2.2%	2.1%
Total	$4,418	$4,009	3.8%	3.9%	$7,547	$6,017	3.3%	3.0%

Three and Six Months Ended December 31, 2018 and 2017
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$93,294	$85,094	$8,200	9.6%	$185,549	$168,772	$16,777	9.9%
Power IC	19,384	15,758	3,626	23.0%	38,799	33,855	4,944	14.6%
Packaging and testing services	2,247	$3,044	(797)	(26.2)%	5,649	6,127	(478)	(7.8)%
	$114,925	$103,896	$11,029	10.6%	$229,997	$208,754	$21,243	10.2%

Total revenue was $114.9 million for the three months ended December 31, 2018, an increase of $11.0 million, or 10.6%, as compared to $103.9 million for the same quarter last year. The increase was primarily due to an increase of $8.2 million and $3.6 million in sales of power discrete products and in sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 17.8% increase in average selling price as compared to the same quarter last year due to a shift in product mix, partially offset by a 5.3% decrease in unit shipments. The decrease in revenue of packaging and testing services for the three months ended December 31, 2018 as compared to the same quarter last year was primarily due to decreased demand.

Total revenue was $230.0 million for the six months ended December 31, 2018, an increase of $21.2 million, or 10.2%, as compared to $208.8 million for the same period last year. The increase was primarily due to an increase of $16.8 million and $4.9 million in sales of power discrete and in sales of power IC sales products, respectively. The net increase in product revenue, including power discrete and power IC product was primarily due to a 17.0% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix, partially offset by a 5.4% decrease in unit shipments. The decrease in revenue of packaging and testing services for the six months ended December 31, 2018 as compared to the same period last year was primarily due to decreased demand.

Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$85,423	$75,814	$9,609	12.7%	$167,884	$153,142	$14,742	9.6%
Percentage of revenue	74.3%	73.0%			73.0%	73.4%

Gross profit	$29,502	$28,082	$1,420	5.1%	$62,113	$55,612	$6,501	11.7%
Percentage of revenue	25.7%	27.0%			27.0%	26.6%

Cost of goods sold was $85.4 million for the three months ended December 31, 2018, an increase of $9.6 million, or 12.7%, as compared to $75.8 million for the same quarter last year. The increase was primarily due to the 10.6% increase of revenue. Cost of goods sold for the three months ended December 31, 2018 also included production ramp up costs related to our Chongqing joint venture. Gross margin decreased by 1.3 percentage points to 25.7% for the three months ended December 31, 2018 as compared to 27.0% for the same quarter last year. The decrease in gross margin was primarily due to decreased unit shipments and approximately $1.0 million of specific reserve was released due to expired warranty period during the same quarter last year, partially offset by increased average selling prices as a result of shift in product mix.

Cost of goods sold was $167.9 million for the six months ended December 31, 2018, an increase of $14.7 million, or 9.6%, as compared to $153.1 million for the same period last year, primarily due to the 10.2% increase of revenue. Cost of goods sold for the six months ended December 31, 2018 also included production ramp up costs related to our Chongqing joint venture. Gross margin increased by 0.4 percentage points to 27.0% for the six months ended December 31, 2018 as compared to 26.6% for the same period last year. The increase in gross margin was primarily due to increased average selling prices as a result of improved product mix, partially offset by decreased unit shipments and approximately $1.0 million of specific reserve was released due to expired warranty period during the same period last year.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$12,600	$9,102	$3,498	38.4%	$23,984	$17,427	$6,557	37.6%
Research and development expenses were $12.6 million for the three months ended December 31, 2018, an increase of $3.5 million, or 38.4%, as compared to $9.1 million for the same quarter last year. The increase was primarily attributable to a $1.7 million increase in employee compensation and benefit expense mainly due to higher bonus expenses and increased headcount to ramp up our digital power business, a $0.9 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.3 million increase in professional services expense as a result of higher consulting fee, a $0.1 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.1 million increase in facility expenses as a result of higher office rental expenses, a $0.2 million increase in equipment supplies as a result of higher computer software and maintenance expenses, and a $0.1 million increase in depreciation expenses in the current quarter.
Research and development expenses were $24.0 million for the six months ended December 31, 2018, an increase of $6.6 million, or 37.6%, as compared to $17.4 million for the same period last year. The increase was primarily attributable to a $3.6 million increase in employee compensation expenses mainly due to higher bonus expenses and increased headcount to ramp up our digital power business, a $1.1 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.4 million increase in share-based compensation expense as a result of an increase of stock awards, a $0.6 million increase in professional services expense as a result of higher consulting fees, a $0.5 million increase in equipment supplies as a result of higher patent expenses and higher computer hardware and software expenses, a $0.1 million increase in facility expenses as a result of higher office rental expenses, and $0.2 million increase in depreciation expenses in the same period last year.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$20,104	$15,756	$4,348	27.6%	$40,456	$30,371	$10,085	33.2%
Selling, general and administrative expenses were $20.1 million for the three months ended December 31, 2018, an increase of $4.3 million, or 27.6%, as compared to $15.8 million for the same quarter last year. The increase was primarily attributable to a $2.8 million increase in employee compensation and benefit expenses as a result of pre-production costs for the 12-inch fab facility in the JV Company, as well as increased headcount and higher bonus expenses, a $0.2 million increase in share-based compensation expense due to an increase of stock awards granted, a $0.8 million increase in facility expenses as a result of an increase of equipment rental costs and higher utility costs, $0.3 million increase in professional services expense as a result of higher consulting fees, and a $0.2 million increase in depreciation expenses during the current quarter.
Selling, general and administrative expenses were $40.5 million for the six months ended December 31, 2018, an increase of $10.1 million, or 33.2%, as compared to $30.4 million for the same period last year. The increase was primarily attributable to a $6.4 million increase in employee compensation and benefits expenses as a result of pre-production costs for the 12-inch fab facility in the JV Company, as well as increased headcount and higher bonus expenses, a $1.0 million increase in facility expenses as a result of an increase of equipment rental costs and higher utility costs, a $0.8 million increase in share-based compensation expense due to increased grant of equity awards, a $0.7 million increase in engineering related expenses as a result of pre-production costs for the 12-inch fab facility in the JV Company, a $0.4 million increase in employee business expenses due to increased travel expenses, $0.2 million increase in professional services expense as a result of higher consulting fees, $0.2 million increase in legal expenses, and $0.3 million increase in depreciation expenses during the current period as compared to the same period last year.
Interest income and others income (loss), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$74	$(160)	$234	(146.3)%	$336	$(120)	$456	(380.0)%
Interest income and other income (loss), net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and other income (loss), net during the three and six months ended December 31, 2018 as compared to the same period last year was primarily due to higher foreign currency exchange gains as a result of recent appreciation of USD against RMB as well as an increase in average cash balances.
Interest expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expense	$(1,706)	$(14)	$(1,692)	12,085.7%	$(3,196)	$(31)	$(3,165)	10,209.7%

Interest expense was primarily related to bank borrowings. The increase in interest expenses during the three and six months ended December 31, 2018 as compared to the same period last year was primarily due to a significant increase in bank borrowings.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2018	2017	Change		2018	2017	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$701	$(2,072)	$2,773	(133.8)%	$1,261	$(798)	$2,059	(258.0)%

For the three months ended December 31, 2018, the Company recognized income tax expense of approximately $0.7 million. For the three months ended December 31, 2017, we recognized income tax benefit of approximately $2.1 million, which included a discrete tax benefit of $2.7 million related to re-measuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended December 31, 2018 was (13.8)% compared to 31.4% for the three months ended December 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year somewhat offset by the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act.
For the six months ended December 31, 2018, the Company recognized an income tax expense of approximately $1.3 million, which included a discrete tax expense of $0.03 million. For the six months ended December 31, 2017, the Company recognized an income tax benefit of approximately $0.8 million, which included a discrete tax benefit of $2.7 million related to remeasuring the Company’s U.S. deferred tax assets and liabilities following enactment of the 2017 U.S. Tax Cut and Jobs Act in December 2017. Excluding the discrete income tax items, the estimated effective tax rate for the six months ended December 31, 2018 was (23.7)% compared to 24.0% for the six months ended December 31, 2017. The changes in the effective tax rate and tax expense between the periods resulted primarily from the reduction in the U.S. corporate tax rate following the enactment of the 2017 U.S. Tax Cut and Jobs Act along with changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowing under our term loan, financing lease and short-term borrowings.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We are in compliance with these covenants. As of December 31, 2018, the outstanding balance of the term loan was $27.9 million.

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. We are in compliance with these covenants. As of December 31, 2018, the outstanding balance of the term loan was $17.3 million.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. As of December 31, 2018, the Chongqing Funds contributed a total of $186.0 million of initial capital in cash, including $24.0 million cash contribution in December 2018, and we contributed $35.0 million, including $25.0 million contribution in August 2018, in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. The JV Company commenced small mass production for assembly and testing started the quarter ended September 30, 2018. During the quarter ended December 31, 2018, the JV Company continued the production ramp and commenced trial production at the 12-inch wafer fabrication facility. We expect to ramp up assembly and testing in the next two quarters, and start producing customer samples from the 12-inch fab in the quarter ending March 31, 2019. In addition, if both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract to build the Chongqing facility. The total price payable by the JV Company under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollars on the effective date of the EPC Contract. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign currency exchange rates. As of December 31, 2018, the JV Company paid approximately $68.3 million (RMB 470.0 million), and expect to pay the remaining of $10.2 million (RMB 70.0 million) in fiscal year 2019. We expect the JV Company will be required to obtain additional financing in order to fund the remaining portion of the acquisition of equipment necessary to commence production at the facility.  However, there is no guarantee that the JV Company will be able to secure the required amount of financing from the lenders, or if such financing will be available on terms favorable to us.  If the JV Company cannot secure sufficient financing, we may use a portion of our cash reserve to further capitalize and finance the JV Company.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollars on the Effective Date, of financing to the JV Company (the “Lease Financing”). The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  As of December 31, 2018, the outstanding balance of the Lease Financing was approximately $58.2 million based on the currency exchange rate as of December 31, 2018. In addition, pursuant to the terms of the Agreement, at the end of December 2018, the Chongqing Funds made an additional

$24.0 million of cash contribution to the JV Company, which resulted in the Company owning 50.9%, and the Chongqing Funds owning 49.1%, of the equity interest in the JV Company.

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for Chinese Renminbi (RMB) 80 million and 20 million or $14.5 million in total based on currency exchange rate between RMB and U.S. Dollars on December 31, 2018 at varying interest rates, respectively. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of December 31, 2018, the outstanding balance under the loans were 80 million RMB and 20 million (equivalent of $14.5 million in total based on the currency exchange rate as of December 31, 2018).

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expires in September 30, 2019. The purpose the credit facility is to provide short-term borrowings. The Company can borrow up to approximately RMB 72 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollars on November 16, 2018. In November 2018, the Company borrowed $5.0 million under this line with an interest rate of 3.64% per annum. The amount of $5.0 million was repaid in December 2018.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares.

During the six months ended December 31, 2018, we repurchased 111,509 shares from the open market, for a total cost of $1.5 million, at an average price of $13.43 per share, under the share repurchase program. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,784,648 shares from the open market including shares purchased in the Tender Offer for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of December 31, 2018, of the 6,784,648 repurchased shares, 133,728 shares with a weighted average repurchase price of $10.48 per share, were reissued at an average price of $5.77 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of December 31, 2018.

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
Cash and cash equivalents
As of December 31, 2018 and June 30, 2018, we had $146.9 million and $131.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $146.9 million and $131.7 million cash, cash equivalents and restricted cash, $119.2 million and $116.1 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$31,081	$21,854
Net cash used in investing activities	(66,327)	(75,152)
Net cash provided by financing activities	52,040	82,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,631)	1,241

Net increase in cash, cash equivalents and restricted cash	$15,163	$30,472

Cash flows from operating activities
Net cash provided by operating activities of $31.1 million for the six months ended December 31, 2018 resulted primarily from net loss of $6.4 million and non-cash expenses of $23.8 million as well as net changes in assets and liabilities of $13.7 million. The non-cash expenses of $23.8 million primarily included a $16.1 million of depreciation and amortization expenses and a $7.5 million of share-based compensation expense. The net changes in assets and liabilities of $13.7 million were primarily due to a $9.9 million increase in accounts payable due to timing of payment and $18.0 million increase in accrued and other liabilities, partially offset by a $12.8 million increase in inventories, a $0.7 million increase in other current and long term assets due to increase in advance payments to vendors, a $0.3 million increase in accounts receivable from timing of billings and collection of payments, and a $0.4 million decrease in income taxes payable.
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
Cash flows from investing activities
Net cash used in investing activities of $66.3 million for the six months ended December 31, 2018 was primarily attributable to $65.9 million purchases of property and equipment, including $42.7 million purchased by the JV Company and $0.4 million in purchase of intangible asset.
Net cash used in investing activities of $75.2 million for the six months ended December 31, 2017 was primarily attributable to $64.8 million purchases of property and equipment, including $41.6 million purchase in the Joint Venture Company and $10.4 million in purchases of intangible asset.
Cash flows from financing activities
Net cash provided by financing activities of $52.0 million for the six months ended December 31, 2018 was primarily attributable to $24.0 million proceeds invested by the noncontrolling interest in the JV Company, $36.2 million proceeds from borrowings, and $1.3 million of proceeds from exercise of stock options and ESPP, partially offset by $1.5 million for repurchase of our common shares under the Repurchase Program, $0.4 million in payment of capital lease obligations, $7.3 million in repayments of borrowings, and $0.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
Net cash provided by financing activities of $82.5 million for the six months ended December 31, 2017 was primarily attributable to $87.0 million proceeds invested by the noncontrolling interest in the JV Company and $2.2 million of proceeds from exercise of stock options and issuance of shares and the ESPP, partially offset by $6.0 million for repurchase of our common shares under the repurchase program, $0.4 million in payment of capital lease obligations, and $0.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
Capital expenditures

Capital expenditures were $65.9 million and $64.8 million for the six months ended December 31, 2018 and 2017, respectively. The increase in capital expenditure was primarily due to EPC construction payment in connection with the JV Transaction, additional purchase of equipment and assets and investment in R&D to improve our technology and support our new product introductions. In general, our capital expenditures primarily consist of purchases of equipment for our packaging and testing services and for our Oregon fab, purchases of equipment and construction payment in Chongqing for the JV Company, and investment in new technology as well as for upgrading our operational and financial systems. We expect that our capital expenditures will continue to increase in order to support the JV Transaction, including additional costs associated with pre-production activities of the JV Company. We also expect capital expenditure continue to increase as we accelerate the development of our new digital power business.
Commitments
See Note 11 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2018 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common shares during each month in the second quarter of fiscal year 2019.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs (3)
October 1, 2018 to October 31, 2018	—		$—	—	—
November 1, 2018 to November 30, 2018	18,395		$10.29	—	—
December 1, 2018 to December 31, 2018	146,446		$9.91	—	—
Total repurchase during the three months ended December 31, 2018	164,841	(1)	$9.95	—	$13,400,000

(1) Includes (i) 150,376 shares purchased by Mike F. Chang, the Company's Chief Executive Officer and Chairman of the Board of Directors in open market transactions pursuant to a Rule 10b5-1 trading plan, which purchases were previously disclosed on Form 4s filed with the SEC and (ii) 14,465 shares purchased by Michael J. Salameh, a member of the Company's Board of Directors, in open market transactions pursuant to a Rule 10b5-1 trading plan, which purchases were previously disclosed on a Form 4 filed with SEC.

(2) Represents shares repurchased under the Repurchase Program. In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The Company currently does not have an effective 10b5-1 trading plan to repurchase shares under the Repurchase Program. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares and our available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. During the three months ended December 31, 2018, we did not repurchase any shares under the Repurchase Program.

(3) As of December 31, 2018, approximately $13.4 million remained available under the Repurchase Program.

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

February 7, 2019

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)