Form 10-K
period 2019-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2019-08-23
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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
Clarendon House, 2 Church Street
Hamilton HM 11, Bermuda
(Address of Principal Registered
Offices including Zip Code)
(408) 830-9742
(Registrant's Telephone Number, Including Area Code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.002 par value per share	AOSL	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2018 was approximately $195 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2018 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,519,530 shares of the registrant's common shares outstanding as of July 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2019.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2019

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,100 products, and has grown significantly with the introduction of over 200 new products in each of the fiscal year ended June 30, 2019 and 2018, respectively, and over 80 new products in the fiscal year ended June 30, 2017. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 781 patents and 91 patent applications in the United States as of June 30, 2019. We also have a total of 816 foreign patents, which primarily were based on our research and development efforts through June 30, 2019. We differentiate ourselves by integrating our expertise in technology, design, and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2019, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets as well as power IC for the next generation computing applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab"), which enables us to accelerate proprietary technology development, new product introduction and improve our financial performance. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, costs and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds form a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and a 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2019, we own 50.9%, and the Chongqing Funds own 49.1%, of the equity interest in the JV Company. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during the fiscal year 2019. We also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility.

In September 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital power multi-phase controller products, which have been previously offered by STMicro. We have been in the process of developing this new digital power business. Our digital power controller team continues to work with customers in product designs and is making steady progress toward our product roadmap.

We were incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of our registered office is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The address of our U.S. office is Alpha and Omega Semiconductor Incorporated, 475 Oakmead Parkway, Sunnyvale, CA 94085. Telephone number of our U.S. office is (408) 830-9742. We have incorporated various wholly-owned subsidiaries in different jurisdictions, and a subsidiary (the JV Company) in which we have a controlling interest. Please refer to Exhibit 21.1 to this Form 10-K for a complete list of our subsidiaries.
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

Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing cost savings with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for their production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by their manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. Our model seeks to achieve the best balance between technological advancement and cost effectiveness by using a dedicated in-house technology research and development team to drive rapid new product developments, while utilizing both in-house and third-party foundry capacity for our products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily designed and established for digital technologies, may have limited capabilities when it comes to the development of new power semiconductor technologies.
Our strategies

Our strategy is to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy that allows us to accelerate the development of our proprietary technology at our in-house fabrication facilities, bring new products to market faster, and improve our financial performance in the long run. This model also provides quicker response to our customer demands, enhances relationships with strategic customers, and provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. We also expect to increase our manufacturing capacity through the JV Transaction, which we believe will also allow us to expand and diversify our markets in China, as well as to accelerate the development of our proprietary process technology and new product offerings.

In addition to our products targeting the PC market, we execute our strategies of diversifying our portfolio of products and expanding into other market segments, including the consumer, communications, power supplies and industrial market segments, and improving gross margin and profit by implementing cost control measures. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,100 products and we have introduced over 200 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We are also in the process of developing a digital power controller product line based on the technology that we licensed from STMicro. We believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
Leverage our power semiconductor expertise to drive new technology platforms

We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions because of our extensive pool of experienced scientists and engineers and our strong IP portfolio. Accordingly, we intend to leverage our expertise to increase the number of power discrete technology platforms and power IC designs, including future digital power controller products that are currently under development, to expand our product offerings and deliver complete power solutions for our targeted applications. In addition, our ability to develop new technology is enhanced by the operation of our own manufacturing facilities in Oregon and Chongqing.
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
Leverage global business model for cost-effective growth

We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We plan to further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins. In addition, we have made significant progress in the past fiscal year towards the completion of the manufacturing facilities and commencement of production at the JV Company. We expect the JV Company will, in the long term, reduce the cost of manufacturing our products and accelerate the development of new products, while allowing us to gain valuable access to new customers in China.
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

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. We continued to expand our EZBuck power IC family with products that feature lower on-resistance, less power consumption, small footprint and thermally enhanced packages. While we derive the majority of our revenue from the sales of power discretes products, sales of power ICs continue to gain traction during the past years. We have expanded our power IC product family to include smart load switches with reverse blocking capability, designed to protect applications against high voltage exposure.

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

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching DrMOS power stage	Flat panel displays, TVs, Notebooks, graphic cards, servers, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, desktop PCs, tablets, flat panel displays, TVs, smart phones, and portable electronic devices
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
Power IC products

In addition to the traditional monolithic or single chip design, we employ a multi-chip approach for the majority of our power ICs. This multi-chip technique leverages our proprietary MOSFET and advanced packaging technologies to offer integrated solutions to our customers. This allows us to update product portfolios by interchanging only the MOSFETs without changing the power management IC, thereby reducing the time required for new product introduction and providing optimal solutions to our customers. We believe that our power IC products improve our competitive position by enabling us to provide higher power density solutions to our end customers than some of our competitors.

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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand our product families. During the fourth quarter of fiscal year of 2019, we released the new αMOS5 family, which is our latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications. In addition, we released Super Low Capacitance TVS for high-speed line protection using the latest Super Low Cap TVS platform. This new device is ideal for USB Type-C applications such as notebooks and mobile devices. During the third quarter of fiscal year of 2019, we introduced a new family of EZBuck™ regulators. The new devices provide a compact, efficient power converter solution for next-generation chipsets used in high-end TVs, servers, data storage systems, networking and other compact PC systems. We also introduced a high SOA MOSFET for hot swap applications. This new device delivers low Rdson with a high Safe Operating Area (SOA) capabilities ideally suited for demanding applications such as hot swap and efuse. High SOA is essential in server hot swap applications where the MOSFET needs to be robust to manage the high in-rush current effectively. Moreover, we launched a new 650V áGaN™ product family. These high voltage MOSFETs ideally suited for high efficiency and high-density power supplies in the telecom, server, and consumer adapter markets. High-efficiency server power supplies are needed to reduce cooling requirements, maximize rack area, and minimize the associated energy cost. In addition, we announced latest XSPairFET™ buck-boost MOSFET for type-c applications such as notebook, USB hubs, and power banks. During the first quarter of fiscal year of 2019, we announced a new Type-C Power Delivery compliant input protection switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (20mohm) in a thermally enhanced 3x3mm DFN package, made possible by our advanced co-packaging technology, combining a high performance IC with protection features and our latest high SOA MOSFET. We also announced new TO-Leadless (TOLL) packaging technology for high current 400A applications. The TOLL packaging technology offers very low package resistance and inductance due to the clip technology in comparison to other TO-Leadless packages using standard wire-bonding technology which enables improved EMI performance.
Distributors and customers
We have established direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of whom we serve through our distributors and ODMs. We sell to Samsung Group directly which accounted for 5.2%, 5.1% and 10.6% of our revenue for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to certain OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products to distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2019, 2018 and 2017, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 36.4% and 28.8% of our revenue, respectively, for the fiscal year ended June 30, 2019, 35.2% and 28.3% of our revenue, respectively, for the fiscal year ended June 30, 2018, and 35.8% and 26.9% of our revenue, respectively, for fiscal year ended June 30, 2017, respectively.
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

Our sales team consists of sales personnel, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Qingdao, Tokyo, Seoul, Heilbronn, and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, sourcing additional demand and promoting our products, in which case we may pay a sales commission to these distributors.

Our sales cycle varies depending on the types of products and can range from six to eighteen months.  In general, our traditional power discrete products in the PC and TV applications are progressing more rapidly through the design and marketing processes, therefore they generally have shorter sales cycle.  In contrast, our newer Power IC and IGBT products, mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have longer sales cycle.  Typically, our sales cycle for all products comprises of the following steps:

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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe and Taiwan. Our major competitors in power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., ON Semiconductor Corp., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Vishay Intertechnology, Inc..

Our ability to compete depends on a number of factors, including:

•	our success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;

•	our capability in quickly developing and introducing proprietary technology and best-in-class products;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability and capacity to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.

Some of our competitors have longer operating histories, more brand recognition, and significantly greater financial, technical, research and development, sales and marketing, manufacturing and other resources. However, we believe that we can compete effectively through our integrated and innovative technology platform and design capabilities, including our strong and extensive patent portfolio, strategic global business model, expanding suites of new products, diversified and broad customer base, and excellent on-the-ground support and quick time to market for our products.
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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital in research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2019, 2018 and 2017 were $46.4 million, $37.3 million and $29.8 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factor, higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2019, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.
Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon fab, and more recently, at the Chongqing manufacturing facility under the JV, as well as the third-party foundries that fabricate our wafers. We also expect our 12-inch fab at the JV Company will provide us with enhanced ability to develop and accelerate new process technology for advanced products. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

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
As a technology company, we will continue our significant investment in research and development in our low voltage, medium voltage, and high voltage power discretes, IGBT and power modules and power ICs by developing new technology platforms and new products that allow for better product performance, more efficient packages and higher levels of integration.
Operations

The manufacture of our products is divided into two major steps: wafer fabrication and packaging and testing.
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better services to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 14.1%, 15.4% and 18.6% of the wafers used in our products for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. The JV Company started its assembly and testing production in the September quarter of 2018 and continued to ramp up its capacity during the fiscal year 2019. We also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. We believe the JV Company will increase and diversify our customer base, particularly in China, and accelerate the development of proprietary process technology.
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

Our in-house and wholly-owned packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products. In addition, the JV Company handles a portion of our packaging and testing requirement. We continuously increase the outsourcing portion of our packaging and testing requirements to other contract manufacturers to minimize the effect of market fluctuation. Our facilities have the combined capacity to package and test over 600 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.
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

We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products, is in strict compliance with our process controls, monitoring procedures and product requirements. We also conduct periodic reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance. Our facility in Oregon integrates manufacturing process controls through our manufacturing execution system, coupled with wafer process controls that include monitoring procedures, preventative maintenance, statistical process control, and testing to ensure that finished wafers delivered will meet and exceed quality and reliability requirements. All materials used to manufacture wafers are controlled through a strict qualification process.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, molding compound, petroleum and plastic materials and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources. Although supplies for raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.
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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2019, we had 781 patents issued in the United States, of which 774 were based on our research and development efforts and 7 were acquired, and these patents are set to expire between 2022 and 2038. We also had a total of 816 foreign patents, including 385 Chinese patents, 400 Taiwanese patents, 21 Korean patents, 4 Hong Kong patents and 6 Japanese patents as of June 30, 2019. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2024 and 2038. In addition, as of June 30, 2019, we had a total of 257 patent applications, of which 91 patents were pending in the United States, 86 patents were pending in China, 49 patents were pending in Taiwan and 31 patents were pending in other countries.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2019, 2018 and 2017, we were in compliance with the related conflict minerals rule.

Employees
As of June 30, 2019, we had approximately 4,338 employees, of whom approximately 655 were located in the United States, 3,548 were located in China, 3 were located in Europe, and 132 were located in other parts of Asia. None of our employees is represented by a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers
The following table lists the names, ages and positions of our executive officers as of July 31, 2019. There are no family relationships between any executive officer.

Name	Age	Position
Mike F. Chang, Ph.D.	74	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	67	Director and Chief Operating Officer
Yifan Liang	55	Chief Financial Officer and Corporate Secretary
Daniel Kuang Ming Chang	64	Senior Vice President of Strategic Business and World-wide Applications Engineering

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

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during the fiscal year 2019. We also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. The initial ramp up of the JV Company’s operations is costly and for the short term will negatively impact our results of operations. While we believe the JV Transaction will enhance our ability to accelerate growth and improve our profitability, there is no guarantee that it will succeed as we initially expected. We may encounter unanticipated difficulties and obstacles that may delay or prevent the commencement of the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs and delays in transferring our assembly and testing operations to the new facility; inability to coordinate and integrate the labor forces; failure of the Chongqing Funds to meet their obligations under the JV Agreement, such as delays in capitalizing the JV Company based on our original timeline; and inability to provide customers with required services.

Even after the JV Company commences operation, we may not fully realize the anticipated benefits of the project, such as cost savings, improvement in working capital, increased gross margin, revenue and profitability, enhanced market share for our products; and increased diversification of our products and customers.  The establishment and operation of a new manufacturing facility such as the JV Company involve significant risks and challenges, including, but are not limited to, the following:

•	Inability to gain or sustain sufficient new customers and market shares to offset the additional costs of building and operating a new facility;

•	Lack of sufficient control over the operation and finances of the joint venture;

•	Insufficient personnel with requisite expertise and experiences to operate a 12-inch fabrication facility;

•	High cost and unexpected expenses relating to upgrading and improving the packaging and testing and fabrication facilities;

•	Inability to fully integrate the joint venture with our existing fabrication facility in Oregon, and inability to fully utilize both fabrication facilities;

•	Failure of Chongqing Funds to meet its obligations under the JV Agreement;

•	Difficulties in protecting and enforcing our intellectual property rights;

•	Difficulties in maintaining international communications and coordination between our locations in the U.S. and China;

•	Inability to take advantage of the expected tax savings;

•	Changes or uncertainties in economic, legal, regulatory, social and political conditions in China, and lack of transparency and certainty in the Chinese regulatory process;

•	Labor disputes and difficulties in recruiting new employees;

•	Additional costs and complexity with compliance of local and state regulations of Chongqing; and

•	New or enhanced U.S. restrictions on the transfer of technology or know-how to the JV Company.

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

Proposed new additional tariffs on imported goods from China could adversely affect our business operations.

The President of the United States has recently stated that a 10% tariff on an additional $300 billion of a wide range of goods and materials imported from China will be imposed in two phases, September 1 and December 15, in addition to the 25% U.S. tariffs already imposed on $250 billion of Chinese goods and materials, with tariffs thus affecting nearly all goods imported from China.  These goods, absent exemptions, would include products and applications, including consumer electronics, that incorporate our power discrete and power IC products.  In response, China has imposed tariffs on certain American products, and may take additional actions if these additional U.S. tariffs are imposed.  The continuing trade war could have significant adverse effects on world trade and the world economy.  While it is too early to predict if the proposed additional U.S. tariffs will be imposed, or how the proposed additional tariffs will impact our business, we believe that the imposition of the proposed additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our U.S. customers from purchasing our products originating from China.  If so, this could reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

We may not be able to successfully develop our digital power business.

In September 2017, we entered into a license agreement with STMicro, which allows us to develop and market certain digital power multi-phase controller products and enter into a new market, primarily in the computer server segment. We are in the process of developing this new digital power business and expect to incur significant startup costs, including costs relating to the hiring and compensation of qualified engineers and technical staff; development of marketing and sales infrastructure, particularly in the computer server market; and other research and development and management activities. We do not expect this new business to generate sufficient revenue to offset our costs in the short term, and there is no guarantee that our attempt to develop a profitable digital business will ultimately succeed. The success of our new digital power business depends on a number of factors, including the following:

•	competition from other companies with greater resources and experiences and more established reputations in the digital power market;

•	the availability of and our ability to recruit and attract qualified personnel;

•	our lack of experience and reputation in the digital power market;

•	difficulties in designing products acceptable to customers; and

•	inadequate sales and marketing capability.

Any one of these factors may negatively impact our ability to create a successful digital power business, which would adversely affect our financial condition and results of operations.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 45.9%, 41.6% and 39.1% of our total revenue for the years ended 2019, 2018 and 2017, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which had negatively impacted our revenue, profitability and gross margin. The decline of the PC markets also adversely affected our ability to adjust inventory levels in response to the lower shipments, which had negatively impacted our gross margins. There is no assurance that such decline will not occur again and if it does, we may not be able to implement measures successfully to mitigate or reduce the negative impact on our financial conditions and results of operations.

Our strategy of diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

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

•	a deterioration in business conditions at our distributors and /or end customers;

•	adverse general economic conditions in the countries where our products are sold or used;

•	the emergence and growth of markets for products we are currently developing;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;

•	the anticipation, announcement or introduction of new or enhanced products by us or our competitors;

•	changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;

•	the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;

•	the announcement of significant acquisitions, disposition or partnership arrangements;

•	changes and delays in our JV Transaction;

•	the ramp-up progress and operation of the JV Company;

•	changes in the utilization of our in-house manufacturing capacity;

•	supply and demand dynamics and the resulting price pressure on the products we sell;

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
In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, based in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results.
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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 14.1%, 15.4% and 18.6% of the wafers used in our products for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. From time to time, third party suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors, and we may experience a shortage of capacity on an industry-wide basis that may last for an extended period of time. There are no assurances of that we will be able to maintain sufficient capacity to meet the full demand from our customers, and failure to do so will adversely affect our results of operations. If we cannot maintain sufficient capacity or control pricing with our existing third-party foundries, we may need to increase our own manufacturing capacity, and there is no assurance that we can ramp up the production of the Oregon fab timely to meet the increased demand. If not, we may need to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

In addition, even though we have been transferring more new product developments to our Oregon fab and we expect to increase gradually the utilization of capacity at our JV Company as it ramps up production, we still rely on third-party foundries to effectively implement certain of our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so may impair our ability to introduce new products and on time delivery of wafers for our existing products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties in achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start up of new process technologies.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 65.2%, 63.5% and 62.7% of our revenue for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Our agreements with Promate and WPG were renewed in July 2017 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $24.1 million and 18.9 million at June 30, 2019 and 2018, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2019 and 2018 were $1.9 million and $1.8 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2019, we owned 781 issued U.S. patents expiring between 2022 and 2038 and had 91 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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
We have adopted a global business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. Our international operations may subject us to the following risks:

•	economic and political instability, including trade tension between the U.S. and China;

•	costs and delays associated with transportations and communications;

•	coordination of operations through multiple jurisdictions and time zones;

•	fluctuations in foreign currency exchange rates;

•	trade restrictions, changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property; and

•	the laws of, including tax laws, and the policies of the U.S. toward, countries in which we operate.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was (9.4)%, 12.5% and 28.3% for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws, foreign tax laws, or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

        In December 2017, the European Union (“EU”) identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. In order to avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These new laws require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda and Cayman Islands in order to comply with the economic substance requirements. There is no experience yet as to how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules and, accordingly, we are not able to predict their impact on our operations and net income. In addition, to the extent that we are required to maintain more of a presence in Bermuda or the Cayman Islands, such requirements will increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2019 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
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
Our industry is highly cyclical and is characterized by constant and rapid technological change such as the introduction of smart phones and tablets that contributed to the decline in the PC market, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, which were often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns, in particular the PC markets or in any other markets in which we sell our products, may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased competition for access to limited third-party foundry and packaging and testing capacity, which could prevent us from benefiting from such an upturn or reduce our profit margins.
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

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which will take effect on January 1, 2020, and replace the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. On June 30, 2019, the National Development and Reform Commission and the Ministry of Commerce of the PRC published the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which identifies specific sectors where foreign investors will be subject to special administrative measures.

Since the Foreign Investment Law was newly enacted, uncertainties still exist in relation to its interpretation and implementation. For example, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within a five-year transition period, which means that we may be required to adjust the structure and corporate governance of certain of our China subsidiaries in such transition period. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

In addition, under the newly enacted Foreign Investment Law, foreign investors or the foreign invested enterprise should report investment information on the principle of necessity. Any company found to be non-complaint with such investment information reporting obligation might be potentially subject to fines or administration liabilities.
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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $209.5 million, or 64.4% of our total consolidated net assets attribute to the Company as of June 30, 2019. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Our results of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollar and Chinese Yuan, or RMB.

While U.S. dollars is our main functional currency and our revenue and a significant portion of our operating expenses are denominated in U.S. dollars, we are required to maintain local currencies, primarily the RMB, in our cash balances in connection with the funding of our oversea operations.  As a result, our costs and operating expenses may be exposed to adverse movements in foreign currency exchange rates between the U.S. dollar and RMB.  We also do not utilize any financial instruments to hedge or reduce potential losses due to the fluctuation of foreign currency exchange rates.  In general, any appreciation of U.S. dollars against a weaker RMB could reduce the value of our cash and cash equivalent balance, which could increase our operating expenses and negatively affect our cash flow, income and profitability.  The value of RMB against the U.S. dollars may fluctuate and is affected by many factors outside of our control, including changes in political and economic conditions, implementation of new monetary policies by the Chinese government and changes in banking regulations, and there is no guarantee that we will be able to mitigate or recoup any losses due to a significant fluctuation in the U.S. dollar/RMB exchange rates.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $8.36 to high of $15.62 from July 1, 2018 to June 30, 2019. At July 31, 2019, the trading price of our common shares was $10.15. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.

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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 21.5% of our outstanding common shares as of June 30, 2019. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2019, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012 and wafer fabrication facility in Chongqing, China. The following table sets forth the location, size and primary use of our properties:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Suite160, Rialto I, 7500 Rialto Boulevard, Austin, Texas, USA 78735	5,142	Research and development

Unit 701 Tesbury Centre, 28 Queen's Road East, Wanchai, Hong Kong	1,188	Sales and distribution

Room 68, 27 Andar Centro Comercial Praia Grande no. 429 Avenida da Praia Grande, Macau	81	Manufacturing support

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	205,033	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support

Room 1002-1007, Building 1 Jiali BuYeCheng No. 218 Tianmu W. Road Zhabei District, Shanghai, China 200070	10,032	Marketing and field application engineering support

East 8F., Matshunichi Building, No.9996 Shennan Blvd, Shenzhen High-tech Park, Nanshan District, Shenzhen, China 518057	9,486	Marketing and field application engineering support

32F., Building No. 2, Century Center of Excellence, Longcheng Road, North District, Qingdao, China, 266032	1,504	Marketing and field application engineering support

No.288, Yuefu Road, Beibei District, Chongqing, China 400714	2,459,002	Wafer fabrication facility and assembly and testing facility (land size 2,459,002, phase 1 building size 1,002,240)

9F, No.292, Yangguang St., Neihu Dist., Taipei City 11491, Taiwan R.O.C.	17,642	Marketing and field application engineering support, research and development

Location	Square Footage	Primary Use
7F, Unit 3 & 5, 16F, Unit 1, No.32, Gaotie 2nd Rd., Zhubei City, Hsinchu County 30274, Taiwan R.O.C.	9,443	Research and development

10th Floor, Bandi Building, Bongeunsa-ro 114, Gangnam-gu, Seoul, Korea, 135-907	2,500	Marketing and field application engineering support

Sampyeong-dong 621, Pangyo Innovally, C-501 & C-505, 253, Pangyo-ro, Bundang-gu, Seongnam-si, Gyeonggi-do, Korea	6,708	Marketing and field application engineering support

5/F, No. 521 Yurakucyo building, 10-1, Yurakucho 1-chome, Chiyoda-ku, Tokyo, Japan 100-0006	1,625	Marketing and field application engineering support

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
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2019, there were approximately 115 holders of record of our common shares, not including those shares held in street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal year ended June 30, 2019, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

250.00
200.00
150.00
100.00
50.00
-
6/30/2014
6/30/2015
6/30/2016
6/30/2017
6/30/2018
6/30/2019
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares and the amount of available cash reserve. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal years 2019, the Company repurchased an aggregate of 111,509 shares from the open market for a total cost of approximately $1.5 million, excluding fees and related expenses, at an average price of $13.43 per share. During the fourth quarter of fiscal year 2019, the Company did not repurchase any shares under the Repurchase Program. As of June 30, 2019, we had $13.4 million available under this repurchase program.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2019, 2018 and 2017 and selected consolidated balance sheet data as of June 30, 2019 and 2018 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2016 and 2015 and selected consolidated balance sheets as of June 30, 2017, 2016 and 2015 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$450,920	$421,553	$383,337	$335,661	$327,935
Cost of goods sold	335,542	309,625	291,516	269,839	267,453
Gross profit	115,378	111,928	91,821	65,822	60,482
Operating expenses:
Research and development	46,431	37,344	29,835	26,006	27,075
Selling, general and administrative	75,967	66,164	48,842	37,874	37,625
Impairment of long-lived assets	—	—	—	432	—
Total operating expenses	122,398	103,508	78,677	64,312	64,700
Operating income (loss)	(7,020)	8,420	13,144	1,510	(4,218)
Interest income and other income (loss), net	543	(1,943)	(141)	(498)	533
Interest expense	(6,905)	(821)	(91)	(23)	(181)
Income (loss) before income taxes	(13,382)	5,656	12,912	989	(3,866)
Income tax expense	1,256	708	3,652	4,021	3,897
Net income (loss) including noncontrolling interest	(14,638)	4,948	9,260	(3,032)	(7,763)
Net loss attributable to noncontrolling interest	(16,499)	(9,315)	(4,569)	(104)	—
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$1,861	$14,263	$13,829	$(2,928)	$(7,763)

Basic	$0.08	$0.60	$0.59	$(0.13)	$(0.29)
Diluted	$0.08	$0.57	$0.56	$(0.13)	$(0.29)
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	24,063	23,901	23,526	22,452	26,429
Diluted	24,698	24,844	24,826	22,452	26,429

	As of June 30,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$121,893	$131,535	$115,708	$87,774	$106,085
Working capital	$117,334	$130,532	$130,566	$118,450	$147,351
Total assets	$739,394	$667,049	$398,408	$318,505	$347,904
Current portion of bank borrowings	$26,609	$3,811	$—	$—	$—
Current portion of capital leases	$11,355	$4,491	$828	$819	$941
Bank borrowings - long term	$59,380	$26,786	$—	$—	$—
Capital leases - long term	$43,381	$56,791	$866	$1,695	$64
Total Alpha and Omega Semiconductor Limited shareholders’ equity	$291,024	$278,594	$270,770	$242,142	$276,639

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes over 2,100 products, and has grown significantly with the introduction of more than 200 new products in each of the fiscal years ended June 30, 2019 and 2018, respectively, and over 80 new products during the fiscal year ended June 30, 2017. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 781 patents and 91 patent applications in the United States as of June 30, 2019. We also have a total of 816 foreign patents, which primarily were based on our research and development efforts through June 30, 2019. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon, or the Oregon fab, which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance in the long run. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). The total initial capitalization of the JV Company was $330.0 million (the “Initial Capitalization”). As of June 30, 2019, the Chongqing Funds contributed a total of $186.0 million of initial capital in cash, including a $24.0 million cash contribution in December 31, 2018 and we contributed cash of $35.0 million, including a $25.0 million contribution in August 2018, and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. As of June 30, 2019, we own 50.9%, and the Chongqing Funds own 49.1%, of the equity interest in the JV Company. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us. In addition, as part of the JV Transaction, the JV Company entered into a construction contract in the total price of 540.0 million RMB, or approximately $78.0 million in January 2017. As of June 30, 2019, the JV Company paid approximately $69.9 million (RMB 480.0 million), and expects to pay the remaining of $8.7 million (RMB 60.0 million) in the near term. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during the fiscal year 2019. We also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. During fiscal years 2019, 2018 and 2017, we recorded $16.5 million, $9.3 million and $4.6 million in net loss attributable to noncontrolling interest, respectively, representing 49.1% of the net loss incurred in the JV Company. In the long-term, we expect the JV Company to deliver significant cost savings, and enhance our market positions in China, and drive meaningful improvements in working capital and capital expenditures.

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

As of June 30, 2019, we recorded $16.2 million as intangible assets. We will begin to amortize this intangible asset when the technology has met our qualification and is ready for its intended use in production.

During the fiscal year ended June 30, 2019, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. For example, during the fourth quarter of fiscal year of 2019, we released the new αMOS5 family, which is our latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications. In addition, we released Super Low Capacitance TVS for high-speed line protection using the latest Super Low Cap TVS platform. This new device is ideal for USB Type-C applications such as notebooks and mobile devices. During the third quarter of fiscal year of 2019, we introduced a new family of EZBuck™ regulators. The new devices provide a compact, efficient power converter solution for next-generation chipsets used in high-end TVs, servers, data storage systems, networking and other compact PC systems. We also introduced a high SOA MOSFET for hot swap applications. This new device delivers low Rdson with a high Safe Operating Area (SOA) capabilities ideally suited for demanding applications such as hot swap and efuse. High SOA is essential in server hot swap applications where the MOSFET needs to be robust to manage the high in-rush current effectively. Moreover, we launched a new 650V áGaN™ product family. These high voltage MOSFETs ideally suited for high efficiency and high-density power supplies in the telecom, server, and consumer adapter markets. High-efficiency server power supplies are needed to reduce cooling requirements, maximize rack area, and minimize the associated energy cost. In addition, we announced latest XSPairFET™ buck-boost MOSFET for type-c applications such as notebook, USB hubs, and power banks. During the first quarter of fiscal year of 2019, we announced a new Type-C Power Delivery compliant input protection switch with up to 28V over-voltage protection. This new device offers low RDS(ON) (20mohm) in a thermally enhanced 3x3mm DFN package, made possible by our advanced co-packaging technology, combining a high performance IC with protection features and our latest high SOA MOSFET. We also announced new TO-Leadless (TOLL) packaging technology for high current 400A applications. The TOLL packaging technology offers very low package resistance and inductance due to the clip technology in comparison to other TO-Leadless packages using standard wire-bonding technology which enables improved EMI performance.
Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with ramping up pre-production activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business, both of which will have the significant impact on our financial performance. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during fiscal year 2019. We also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. Certain of such pre-production costs can be capitalized under U.S. GAAP accounting. However, the majority of such pre-production costs and all of the production ramp-up costs cannot be capitalized, therefore such costs impact our profitability. In addition, we are developing our digital power business based on the STMicro license agreement, which will allow us to design and distribute a full suite of advanced low-voltage power IC products. We have incurred and expect to continue to incur additional costs, including costs relating to compensation of qualified engineers and technical staff and other research and development and management activities, as we continue to build this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increase costs, which will likely negatively impact our results of operations.

Manufacturing costs:  Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the production mixtures of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities at our Oregon fab and our Chongqing fabrication facility operated by the JV Company. We expect that in the long term our JV Company will reduce our cost of manufacturing. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from fully meeting the demand of our customers. While we can mitigate such constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations. Our revenue from the PC markets accounted for approximately 45.9%, 41.6% and 39.1% of our total revenue for the years ended June 30, 2019, 2018 and 2017, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts in reducing our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during the fiscal year 2019. The JV Company also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. Even if we are able to ramp up the operation of the JV Company timely, we may not be successful in acquiring a sufficient number of new customers to offset the additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.

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

Revenue
We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue has been derived from power discrete products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third parties through one of our subsidiaries.

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

During the quarter ended September 30, 2016, we contributed certain packaging equipment as required by the JV Agreement by transferring the legal title of such equipment to the JV Company. As a result of the transfer, we reduced our deferred tax assets by $6.6 million and recorded a $6.6 million as a prepaid tax asset, which was to be amortized to tax expense over the useful life of the assets. As of June 30, 2017, the prepaid tax asset was amortized down to $5.5 million, of which $1.1 million and $4.4 million were included in prepaid and other current assets and in other long-term assets on our balance sheet, respectively. On July 1, 2017, we adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-entity asset transfer with the JV Company, with an offsetting reduction to retained earnings.  Because the JV Company has a full valuation allowance, there was no change to our net deferred tax assets.
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

In connection with our initial analysis of the impact of the Tax Act, we reported a second quarter of fiscal year 2018 discrete tax benefit of $2.7 million related to the re-measurement of certain deferred tax assets and liabilities. The $2.7 million tax benefit related to the tax rate re-measurement estimated in the second quarter of fiscal year 2018 was reduced downward by $0.2 million in the fourth quarter of fiscal year 2018, to $2.5 million. In addition, we used a 28% U.S. federal tax rate to measure our U.S. federal income tax expense for fiscal year 2018, down from the 34% U.S. federal income tax rate used in first quarter of fiscal year 2018.
Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2019, 2018 and 2017. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2019	2018	2017	2019	2018	2017
	(in thousands)			(% of revenue)
Revenue	$450,920	$421,553	$383,337	100.0%	100.0%	100.0%
Cost of goods sold (1)	335,542	309,625	291,516	74.4%	73.4%	76.0%
Gross profit	115,378	111,928	91,821	25.6%	26.6%	24.0%
Operating expenses:
Research and development (1)	46,431	37,344	29,835	10.3%	8.9%	7.8%
Selling, general and administrative (1)	75,967	66,164	48,842	16.8%	15.7%	12.7%
Total operating expenses	122,398	103,508	78,677	27.1%	24.6%	20.5%
Operating income (loss)	(7,020)	8,420	13,144	(1.5)%	2.0%	3.5%
Interest income and other income (loss), net	543	(1,943)	(141)	0.1%	(0.5)%	—%
Interest expense	(6,905)	(821)	(91)	(1.5)%	(0.2)%	—%
Net income (loss) before income taxes	(13,382)	5,656	12,912	(2.9)%	1.3%	3.5%
Income tax expense	1,256	708	3,652	0.3%	0.2%	1.0%
Net income (loss) including noncontrolling interest	(14,638)	4,948	9,260	(3.2)%	1.1%	2.5%
Net loss attributable to noncontrolling interest	(16,499)	(9,315)	(4,569)	(3.7)%	(2.2)%	(1.2)%
Net income attributable to Alpha and Omega Semiconductor Limited	$1,861	$14,263	$13,829	0.5%	3.3%	3.7%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2019	2018	2017	2019	2018	2017
	(in thousands)			(% of revenue)
Cost of goods sold	$1,963	$1,641	$1,041	0.4%	0.4%	0.3%
Research and development	2,453	1,855	1,361	0.5%	0.4%	0.4%
Selling, general and administrative	8,761	7,916	4,232	1.9%	1.9%	1.1%
	$13,177	$11,412	$6,634	2.8%	2.7%	1.8%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$371,837	$342,148	$288,788	$29,689	8.7%	$53,360	18.5%
Power IC	70,215	67,083	82,389	3,132	4.7%	(15,306)	(18.6)%
Packaging and testing services	8,868	12,322	12,160	(3,454)	(28.0)%	162	1.3%
	$450,920	$421,553	$383,337	$29,367	7.0%	$38,216	10.0%

Fiscal 2019 vs 2018

Total revenue was $450.9 million for fiscal year 2019, an increase of $29.4 million, or 7.0%, as compared to $421.6 million for fiscal year 2018. The increase was primarily due to an increase of $29.7 million and $3.1 million in sales of power discrete products and in sales of power IC products, respectively. The increase in power discrete and power IC was primarily due to a 18.8% increase in average selling price as compared to last fiscal year due to a shift in product mix, partially offset by a 8.8% decrease in unit shipments. The decrease in revenue of packaging and testing services for fiscal year 2019 as compared to last fiscal year was primarily due to decreased demand. During fiscal year 2019, we accelerated the development of new technology platforms which allowed us to introduce 89 medium and high voltage MOSFET products, targeting primarily the power supply, as well as 38 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 73 Power IC new products for computing applications, communication and consumer markets.

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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$335,542	$309,625	$291,516	$25,917	8.4%	$18,109	6.2%
Percentage of revenue	74.4%	73.4%	76.0%

Gross profit	$115,378	$111,928	$91,821	$3,450	3.1%	$20,107	21.9%
Percentage of revenue	25.6%	26.6%	24.0%

Fiscal 2019 vs 2018

Cost of goods sold was $335.5 million for fiscal year 2019, an increase of $25.9 million, or 8.4%, as compared to $309.6 million for fiscal year 2018. The increase was primarily due to the 7.0% increase of revenue and the production ramp up costs related to our Chongqing joint venture. Gross margin decreased by 1.0 percentage points to 25.6% for fiscal year 2019, as compared to 26.6% for fiscal year 2018. The decrease in gross margin was primarily due to production ramp up costs related to our Chongqing joint venture. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, ramp up costs related to our Chongqing joint venture, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

Fiscal 2018 vs 2017

Cost of goods sold was $309.6 million for fiscal year 2018, an increase of $18.1 million, or 6.2%, as compared to $291.5 million for fiscal year 2017. The increase was primarily due to increased unit shipments. Gross margin increased by 2.6 percentage points to 26.6% for fiscal year 2018, as compared to 24.0% for fiscal year 2017. The increase in gross margin was primarily due to a shift in product mix and higher factory utilization, as well as approximately $2.0 million of specific reserve that was released during the fiscal year 2018.
Research and development expenses

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$46,431	$37,344	$29,835	$9,087	24.3%	$7,509	25.2%

Fiscal 2019 vs 2018

Research and development expenses were $46.4 million for fiscal year 2019, an increase of $9.1 million, or 24.3%, as compared to $37.3 million for fiscal year 2018. The increase was primarily attributable to a $4.3 million increase in employee compensation and benefit expenses mainly due to increased headcount to ramp up our digital power business, a $2.0 million increase in product prototyping engineering expenses as a result of increased engineering activities, a $0.6 million increase in share-based compensation expense as a result of an increase of stock awards granted, a $0.8 million increase in professional services expense as a result of higher consulting activities, $0.8 million increase in equipment supplies as a result of higher patent expenses and higher computer software expense, $0.2 million increase in facility expenses as a result of higher office rental expenses, and a $0.4 million increase in depreciation expenses. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development are important meet our strategic objectives.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$75,967	$66,164	$48,842	$9,803	14.8%	$17,322	35.5%

Fiscal 2019 vs 2018

Selling, general and administrative expenses were $76.0 million for fiscal year 2019, an increase of $9.8 million, or 14.8%, as compared to $66.2 million for fiscal year 2018. The increase was primarily due to a $6.4 million increase in employee compensation and benefits expense as a result of the costs for the 12-inch fab facility in the JV Company and increased headcount, partially offset by lower bonus expenses, a $2.0 million increase in facility expenses as a result of an increase of equipment rental costs and higher utility costs, a $0.8 million increase in share-based compensation expense due to increased grant of equity awards, and a $0.7 million increase in depreciation expenses during the current fiscal year.

Fiscal 2018 vs 2017

Selling, general and administrative expenses were $66.2 million for fiscal year 2018, an increase of $17.3 million, or 35.5%, as compared to $48.8 million for fiscal year 2017. The increase was primarily due to a $12.3 million increase in employee compensation and benefits expense as a result of pre-production costs in the JV Company, increased headcount and higher bonus expenses, a $3.7 million increase in share-based compensation expense due to increased grant of equity awards, and a $1.0 million increase in employee business expenses due to increased travel expenses.
Interest income and other income (loss), net

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest income and other income (loss), net	$543	$(1,943)	$(141)	$2,486	(127.9)%	$(1,802)	1,278.0%
Interest income and other, net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and others, net in fiscal year 2019 as compared to fiscal year 2018 was primarily due to $2.7 million increase in foreign exchange gains as a result of recent appreciation of USD against RMB, partially offset by a $0.2 million decrease in interest income as a result of a decrease in average cash balances. The decrease in interest income and others, net in fiscal year 2018 as compared to fiscal year 2017 was primarily due to a $2.1 million increase in foreign exchange losses as a result of recent depreciation of USD, partially offset by a $0.3 million increase in interest income as a result of an increase in average cash balances.

Interest Expense

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense	$(6,905)	$(821)	$(91)	$(6,084)	741.0%	$(730)	802.2%

Interest expense was primarily related to bank borrowings. The increase in interest expenses for fiscal year 2019 and 2018 was primarily due to a significant increase in bank borrowings.

Income tax expense

	Year Ended June 30,			Change
	2019	2018	2017	2019		2018
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$1,256	$708	$3,652	$548	77.4%	$(2,944)	(80.6)%

Fiscal 2019 vs 2018

Income tax expense for fiscal years 2019 and 2018 was $1.3 million and $0.7 million, respectively. Income tax expense increased by $0.5 million, or 77.4% in fiscal year 2019 as compared to fiscal year 2018 primarily due to a $2.5 million tax benefit in fiscal year 2018 from re-measuring our U.S. deferred tax liabilities following the enactment of the 2017 U.S. Tax Cuts and Jobs Act in December 2017, partially offset by increased research credits generated in fiscal year 2019 and changes in the mix of earnings in various geographic jurisdictions between the respective periods and a lower U.S. tax rate in fiscal year 2019 compared to fiscal year 2018. Excluding the discrete income tax items, the effective tax rate for the current fiscal year was (14.6%), compared to 61.7% for the last fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current fiscal year and prior fiscal year, increased research credits generated in fiscal year 2019 and the reduction in the U.S. corporate tax rate between fiscal 2019 and fiscal 2018 following the enactment of the 2017 U.S. Tax Cut and Jobs Act.

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

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to fuel the growth of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowings under our term loans, financing lease and other debt agreements.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2019. As of June 30, 2019, the outstanding balance of the term loan was $24.2 million.

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company. The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. We were in compliance with these covenants as of June 30, 2019. As of June 30, 2019, the outstanding balance of this term loan was $16.8 million.

In March 2016, we entered into the JV Agreement with an initial capitalization of $330.0 million. As of June 30, 2019, the Chongqing Funds contributed a total of $186.0 million of initial capital in cash, including $24.0 million cash contribution in December 2018, and we contributed $35.0 million, including $25.0 million contribution in August 2018, in cash and certain intangible assets, as well as certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company. In addition, if both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus the interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to us.

In January 2017, the JV Company entered into the EPC Contract to build the Chongqing manufacturing facility. The total price payable by the JV Company under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollar on the effective date of the EPC Contract. The payment is subject to volatility as a result of exposure to fluctuations in RMB foreign currency exchange rates. As of June 30, 2019, the JV Company paid approximately $69.9 million (RMB 480.0 million), and expect to pay the remaining of $8.7 million (RMB 60.0 million) in the near term. We expect the JV Company to obtain additional financing in order to fund the remaining portion of the acquisition of equipment and working capital. However, there is no guarantee that the JV Company will be able to secure the required amount of financing from the lenders, or if such financing will be available on terms favorable to us. If the JV Company cannot secure sufficient financing, we may use a portion of our cash reserve to further capitalize and finance the JV Company.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”). Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date. Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1). The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company. As of June 30, 2019, the outstanding balance of the Lease Financing was approximately 376.0 million RMB (equivalent of $54.7 million based on the currency exchange rate as of June 30, 2019).

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of 200 million RMB (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down 190 million RMB (approximately $28.3 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019) in March 2019. The loan withdraw window will expire on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39% on March 12, 2019. The loan requires quarterly interest payments. The principal payments are required to pay every 6 months over the term of loan commencing in October 2019. The obligation under this loan agreement is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid off. As of June 30, 2019, the outstanding balance of the loan was 190 million RMB (equivalent of $27.7 million based on the currency exchange rate as of June 30, 2019).

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for 20 million RMB, or $3.0 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. As of June 30, 2019, the outstanding balance under the loan was 20 million RMB (equivalent of $2.9 million based on the currency exchange rate as of June 30, 2019).

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for 80 million RMB and 20 million RMB or $14.5 million in total based on currency exchange rate between RMB and U.S. Dollar on December 31, 2018 at varying interest rates, respectively. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of June 30, 2019, the outstanding balance under the loans was 100 million RMB (equivalent of $14.6 million in total based on the currency exchange rate as of June 30, 2019).

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expires in September 30, 2019. The purpose the credit facility is to provide short-term borrowings. The Company can borrow up to approximately 72 million RMB or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. As of June 30, 2019, there was no outstanding balance under the line of credit.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Since the inception of the program in 2010, we repurchased an aggregate of 6,784,648 shares from the open market under the Repurchase Trading Plan for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses of $0.4 million. We did not repurchase any shares under the Repurchase Program during the three months ended June 30, 2019. No repurchased shares have been retired. Shares repurchased are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal years 2019 and 2018, the Company repurchased an aggregate of 111,509 shares and 950,046 shares, respectively. As of June 30, 2019, of the 6,784,648 repurchased shares, 138,828 shares with a weighted average repurchase price of $10.41 per share, were reissued at an average price of $5.55 per share for option exercises and vested restricted share units. We had $13.4 million available under our repurchase program as of June 30, 2019.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  Under the license agreement, we agreed to pay a total price in cash of $17.0 million based on the payment schedule as set forth in the agreement of approximately $10.1 million, $6.7 million and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of June 30, 2019, we recorded $16.2 million of intangible assets related to STMicro. We begin amortizing such license fees when the technology has met our qualification and is ready for intended use in production.

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

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2019 and 2018, such restricted portion amounted to approximately $209.5 million and $184.3 million, or 64.4% and 62.8%, of our total consolidated net assets attributable to the Company, respectively. The increase of restricted net assets was primarily from the JV Company in China.

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
Cash and cash equivalents
As of June 30, 2019 and 2018, we had $121.9 million and $131.5 million of cash and cash equivalents, respectively. Our cash and cash equivalents primarily consist of cash on hand and short-term bank deposits with original maturities of three months or less. Of the $121.9 million and $131.5 million cash and cash equivalents, $68.2 million and $100.9 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$31,421	$3,480	$42,648
Net cash used in investing activities	(112,435)	(194,127)	(55,585)
Net cash provided by financing activities	75,099	206,953	40,809
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,514)	(511)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,429)	$15,795	$27,967
Cash flows from operating activities

Net cash provided by operating activities of $31.4 million for fiscal year 2019 resulted primarily from net loss of $14.6 million, non-cash charges of $44.8 million and net change in assets and liabilities providing net cash of $1.3 million. The non-cash charges of $44.8 million included depreciation and amortization expenses of $32.0 million, share-based compensation expense of $13.2 million, and net deferred income taxes of $0.5 million. The net change in assets and liabilities providing net cash of $1.3 million was primarily due to $9.6 million increase in accrued and other liabilities, $9.2 million decrease in accounts receivable due to timing of billings and collection of payments, $6.4 million increase in accounts payable primarily due to timing of payments, partially offset by $21.5 million increase in inventories, $1.9 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, and $0.6 million decrease in income taxes payable.

Net cash provided by operating activities of $3.5 million for fiscal year 2018 resulted primarily from net income of $4.9 million, non-cash charges of $38.6 million and net change in assets and liabilities providing net cash of $40.1 million. The non-cash charges of $38.6 million included depreciation and amortization expenses of $29.4 million, share-based compensation expense of $11.4 million, and net deferred income taxes of $2.2 million. The net change in assets and liabilities providing net cash of $40.1 million was primarily due to $5.3 million increase in accounts receivable due to timing of billings and collection of payments, $13.9 million increase in inventories, $34.6 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, partially offset by $4.9 million increase in accounts payable primarily due to timing of payments, $8.5 million increase in accrued and other liabilities, and $0.5 million increase in income taxes payable.

Net cash provided by operating activities of $42.6 million for fiscal year 2017 resulted primarily from net income of $9.3 million, non-cash charges of $40.6 million and net change in assets and liabilities providing net cash of $7.2 million. The non-cash charges of $40.6 million included depreciation and amortization expenses of $27.2 million, share-based compensation expense of $6.6 million, net deferred income taxes of $7.2 million, and gain on disposal of property and equipment of $0.4 million. The net change in assets and liabilities providing net cash of $7.2 million was primarily due to $1.8 million increase in accounts receivable due to timing of billings and collection of payments, $7.4 million increase in inventories, $4.6 million increase in other current and long-term assets primarily due to increase in advance payments to suppliers, and $1.3 million decrease in income taxes payable, partially offset by $3.3 million increase in accrued and other liabilities, and $4.5 million increase in accounts payable primarily due to timing of payments.
Cash flows from investing activities

Net cash used in investing activities of $112.4 million for the fiscal year 2019 was primarily attributable to $112.1 million purchases of property and equipment, including $76.0 million purchases in JV Company, and $0.4 million purchases of intangible assets.

Net cash used in investing activities of $194.1 million for the fiscal year 2018 was primarily attributable to $177.7 million purchases of property and equipment, including $128.4 million purchases in JV Company, and $16.4 million purchases of intangible assets to develop our digital power business.

Net cash used in investing activities of $55.6 million for the fiscal year 2017 was primarily attributable to $55.6 million purchases of property and equipment, including $16.1 million purchases in JV Company, and $8.7 million of land use rights to increase our in-house production capacity and to support the JV Company, as well as $0.6 million investment in a privately held company, partially offset by $0.6 million of proceeds from sale of property and equipment.
Cash flows from financing activities

Net cash provided by financing activities of $75.1 million for the fiscal year 2019 was primarily attributable to $24.0 million proceeds from investment by Chongqing Funds, $77.9 million of proceeds from borrowings, and $3.0 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $2.0 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $1.5 million for repurchase of our common shares under the repurchase program, $4.4 million in payments of capital lease obligations, and $21.9 million in repayments of borrowings.

Net cash provided by financing activities of $207.0 million for the fiscal year 2018 was primarily attributable to $129.0 million proceeds from investment by Chongqing Funds, $31.0 million of proceeds from borrowings under our term loans in Jireh, $60.4 million of proceeds from financing lease in the JV Company, and $5.0 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $2.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $15.1 million for repurchases of our common shares under the repurchase program, $0.8 million in payments of capital lease obligations, and $0.1 million in repayments of borrowings.

Net cash provided by financing activities of $40.8 million for the fiscal year 2017 was primarily attributable to $33.0 million proceeds from investment by Chongqing Funds, and $10.7 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $2.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, and $0.8 million in payments of capital lease obligations.
Contractual Obligations

Our contractual obligations as of June 30, 2019 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$86,177	$26,682	$24,832	$29,421	$5,242
Capital leases	61,215	14,219	34,727	12,269	—
Operating leases	9,307	4,357	2,905	1,896	149
Capital commitments with respect to property and equipment	33,825	33,825	—	—	—
Purchase commitments with respect to inventories and others	59,499	44,590	2,364	2,334	10,211
Total contractual obligations	$250,023	$123,673	$64,828	$45,920	$15,602

As of June 30, 2019, we had recorded liabilities of $0.9 million for uncertain tax positions and $0.2 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 13 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Revenue recognition

As a result of the adoption of the Accounting Standards Codification Topic 606 ("ASC 606") "Revenue from Contracts with Customers" on July 1, 2018, at the beginning of the first quarter of fiscal year 2019, we determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. We recognize revenue when product is shipped to the customer, net of estimated stock rotation returns and price adjustments to certain distributors.

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
The change for us under ASC 606 relates to the timing of revenue recognition with two U.S.-based distributors. Sales to these distributors are governed under the terms of agreements providing extended price protection and other return rights. Prior to the adoption of ASC 606, revenue and costs related to these sales were deferred until distributors sold the products to end customers and the amount of price adjustments was fixed and finalized. Upon the adoption of ASC 606, the transaction price takes into consideration the effect of variable consideration, such as price adjustments and returns rights, which are estimated and recorded at the time the products are delivered. Accordingly, starting in July 1, 2018, we recognize revenue at the time of shipment or delivery to these two distributors, adjusted for estimates of the price adjustments and product returns based on historical data and other available information.
Packaging and testing services revenue is recognized upon shipment of serviced products to the customer.
Inventory reserves
We carry inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost primarily consists of semiconductor wafers and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Inventory reserves are made based on our periodic review of inventory quantities on hand as compared with our sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by us, additional future inventory write-downs may be required that could adversely affect our operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2019, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $140.6 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Share-based compensation expense
We maintain an equity-settled, share-based compensation plan to grant restricted share units and stock options. We recognize share-based compensation expense based on the estimated fair value of the awards, using the accelerated attribution method. The fair value of restricted share units is based on the fair value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carol pricing model. Share-based compensation expense is significant to the consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment. The Black-Scholes option valuation model requires the input of subjective assumptions, including the expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from estimates.
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
Foreign currency risk

We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant portion of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan (“RMB”) as operating funds for our foreign operating expenses. For our subsidiaries which use the local currency as the functional currency, including the JV Company, the results and financial position are translated into U.S. dollar using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the fact that the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2019, we had $69.3 million outstanding under our debts loan with the Bank and $61.2 million outstanding under our capital leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2019, a hypothetical 10% increase in the interest rate could result in $0.6 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold, would decrease or increase our current year's net earnings by $0.4 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2019. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(in thousands, except per share data)
Revenue	$111,856	$109,067	$114,925	$115,072
Gross profit	$27,636	$25,629	$29,502	$32,611
Operating income (loss)	$(958)	$(3,735)	$(3,202)	$875
Net loss including noncontrolling interest	$(2,235)	$(5,955)	$(5,535)	$(913)
Net loss attributable to noncontrolling interest	$(4,780)	$(4,400)	$(3,990)	$(3,329)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$2,545	$(1,555)	$(1,545)	$2,416
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.10	$(0.06)	$(0.06)	$0.10
Diluted	$0.10	$(0.06)	$(0.06)	$0.10

	Quarter Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(in thousands, except per share data)
Revenue	$109,897	$102,902	$103,896	$104,858
Gross profit	$29,183	$27,133	$28,082	$27,530
Operating income (loss)	$(75)	$681	$3,224	$4,590
Net income (loss) including noncontrolling interest	$(3,025)	$(488)	$5,122	$3,339
Net loss attributable to noncontrolling interest	$(4,046)	$(2,139)	$(1,669)	$(1,461)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,021	$1,651	$6,791	$4,800
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.04	$0.07	$0.28	$0.20
Diluted	$0.04	$0.07	$0.27	$0.19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2019 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on Internal Control over Financial Reporting
We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 30, 2019, the related consolidated statement of operations, comprehensive income (loss), equity, and cash flow for the year ended June 30, 2019, and the related notes and schedules, and our report dated August 23, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ BDO USA, LLP
San Jose, California
August 23, 2019

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2019 Proxy Statement”), no later than 120 days after the end of fiscal year 2019, and certain information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2019 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	105
Schedule II - Valuation and Qualifying accounts	110

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2019, the related consolidated statement of operations, comprehensive income (loss), equity, and cash flow for the year ended June 30, 2019, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019, and the results of its operations and its cash flow for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 23, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
San Jose, California
August 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alpha and Omega Semiconductor Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of comprehensive operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended June 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2012 to 2018.
San Francisco, California
August 23, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands except par value per share)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$121,893	$131,535
Restricted cash	364	189
Accounts receivable, net	24,296	33,755
Inventories	111,643	90,182
Other current assets	37,102	29,551
Total current assets	295,298	285,212
Property, plant and equipment, net	409,737	331,656
Intangible assets, net	16,882	16,591
Deferred income tax assets	4,822	4,892
Restricted cash - long-term	2,038	—
Other long-term assets	10,617	28,698
Total assets	$739,394	$667,049

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,384	$92,661
Accrued liabilities	44,075	49,841
Income taxes payable	1,541	2,211
Short-term debt	26,609	3,811
Deferred margin	—	1,665
Capital leases	11,355	4,491
Total current liabilities	177,964	154,680
Long-term debt	59,380	26,786
Income taxes payable - long-term	993	924
Deferred income tax liabilities	466	713
Capital leases - long-term	43,381	56,791
Other long-term liabilities	13,921	993
Total liabilities	296,105	240,887
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2019 and 2018	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,163 shares and 24,517 shares, respectively at June 30, 2019 and 30,400 shares and 23,860 shares, respectively at June 30, 2018	62	61
Treasury shares at cost; 6,646 shares at June 30, 2019 and 6,540 shares at June 30, 2018	(66,240)	(64,790)
Additional paid-in capital	234,410	220,244
Accumulated other comprehensive income (loss)	(2,693)	440
Retained earnings	125,485	122,639
Total Alpha and Omega Semiconductor Limited shareholders’ equity	291,024	278,594
Noncontrolling interest	152,265	147,568
Total equity	443,289	426,162
Total liabilities and equity	$739,394	$667,049
The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2019	2018	2017
Revenue	$450,920	$421,553	$383,337
Cost of goods sold	335,542	309,625	291,516
Gross profit	115,378	111,928	91,821

Operating expenses:
Research and development	46,431	37,344	29,835
Selling, general and administrative	75,967	66,164	48,842
Total operating expenses	122,398	103,508	78,677
Operating income (loss)	(7,020)	8,420	13,144

Interest income and other income (loss), net	543	(1,943)	(141)
Interest expense	(6,905)	(821)	(91)
Net income (loss) before income taxes	(13,382)	5,656	12,912
Income tax expense	1,256	708	3,652
Net income (loss) including noncontrolling interest	(14,638)	4,948	9,260
Net loss attributable to noncontrolling interest	(16,499)	(9,315)	(4,569)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,861	$14,263	$13,829

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.08	$0.60	$0.59
Diluted	$0.08	$0.57	$0.56

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income per share:
Basic	24,063	23,901	23,526
Diluted	24,698	24,844	24,826

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2019	2018	2017
Net income (loss) including noncontrolling interest	$(14,638)	$4,948	$9,260
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,937)	244	(1,012)
Comprehensive income (loss)	(20,575)	5,192	8,248
Noncontrolling interest	(19,303)	(9,205)	(5,118)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,272)	$14,397	$13,366

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Convertible Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2016	—	$—	28,405	$57	(5,651)	$(50,199)	$191,444	$769	$100,071	$242,142	$(103)	$242,039
Exercise of common stock options and release of RSUs	—	—	1,015	2	—	—	7,788	—	—	7,790	—	7,790
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	43	363	—	—	9	372	—	372
Withholding tax on restricted stock units	—	—	(112)	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Issuance of common shares under Employee Stock Purchase Plan	—	—	292	—	—	—	2,537	—	—	2,537	—	2,537
Share-based compensation expense	—	—	—	—	—	—	6,634	—	—	6,634	—	6,634
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	13,829	13,829	(4,569)	9,260
Cumulative translation adjustment	—	—	—	—	—	—	—	(463)	—	(463)	(549)	(1,012)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	33,000	33,000
Balance, June 30, 2017	—	—	29,600	59	(5,608)	(49,836)	206,332	306	113,909	270,770	27,779	298,549
Exercise of common stock options and release of RSUs	—	—	645	1	—	—	1,543	—	—	1,544	—	1,544
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	18	144	—	—	(53)	91	—	91
Withholding tax on restricted stock units	—	—	(145)	—	—	—	(2,363)	—	—	(2,363)	—	(2,363)
Issuance of common shares under Employee Stock Purchase Plan	—	—	300	1	—	—	3,320	—	—	3,321	—	3,321
Repurchase of common shares under shares repurchase program	—	—	—	—	(950)	(15,098)	—	—	—	(15,098)	—	(15,098)
Share-based compensation expense	—	—	—	—	—	—	11,412	—	—	11,412	—	11,412
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	14,263	14,263	(9,315)	4,948
Deferred tax asset related to ASU 2016-06 adoption	—	—	—	—	—	—	—	—	(5,480)	(5,480)	—	(5,480)
Cumulative translation adjustment	—	—	—	—	—	—	—	134	—	134	110	244
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	128,994	128,994
Balance, June 30, 2018	—	—	30,400	61	(6,540)	(64,790)	220,244	440	122,639	278,594	147,568	426,162
Exercise of common stock options and release of RSUs	—	—	616	1	—	—	109	—	—	110		110
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	6	51	—	—	(51)	—	—	—
Withholding tax on restricted stock units	—	—	(182)	—	—	—	(2,028)	—	—	(2,028)	—	(2,028)
Issuance of common shares under Employee Stock Purchase Plan	—	—	329	—	—	—	2,908	—	—	2,908	—	2,908
Repurchase of common shares under share repurchase program	—	—	—	—	(112)	(1,501)	—	—	—	(1,501)	—	(1,501)
Share-based compensation expense	—	—	—	—	—	—	13,177	—	—	13,177	—	13,177
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	1,861	1,861	(16,499)	(14,638)

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Impact on retained earnings related to ASC 606 adoption	—	—	—	—	—	—	—		1,036	1,036	—	1,036
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,133)	—	(3,133)	(2,804)	(5,937)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	24,000	24,000
Balance, June 30, 2019	—	$—	31,163	$62	(6,646)	$(66,240)	$234,410	$(2,693)	$125,485	$291,024	$152,265	$443,289
The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(14,638)	$4,948	$9,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,038	29,419	27,188
Share-based compensation expense	13,177	11,412	6,634
Deferred income taxes, net	(452)	(2,244)	7,224
(Gain) loss on disposal of property and equipment	21	45	(425)
Changes in assets and liabilities:
Accounts receivable	9,237	(5,345)	(1,816)
Inventories	(21,461)	(13,928)	(7,406)
Other current and long-term assets	(1,887)	(34,625)	(4,584)
Accounts payable	6,410	4,872	4,515
Income taxes payable	(601)	466	(1,264)
Accrued and other liabilities	9,577	8,460	3,322
Net cash provided by operating activities	31,421	3,480	42,648
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(36,002)	(49,390)	(30,799)
Purchases of property and equipment in JV Company	(76,049)	(128,359)	(16,052)
Purchases of land use rights in JV Company	—	—	(8,737)
Purchases of intangible assets	(405)	(16,384)	—
Proceeds from sale of property and equipment	21	6	603
Investment in a privately held company	—	—	(600)
Net cash used in investing activities	(112,435)	(194,127)	(55,585)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	24,000	128,994	33,000
Withholding tax on restricted stock units	(2,028)	(2,363)	(2,071)
Proceeds from exercise of stock options and ESPP	3,018	4,956	10,699
Proceeds from borrowings	77,949	30,950	—
Proceeds from financing lease	—	60,416	—
Payments for repurchase of common shares	(1,501)	(15,098)	—
Repayments of borrowings	(21,947)	(74)	—
Principal payments on capital leases	(4,392)	(828)	(819)
Net cash provided by financing activities	75,099	206,953	40,809
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,514)	(511)	95
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,429)	15,795	27,967
Cash, cash equivalents and restricted cash at beginning of year	131,724	115,929	87,962
Cash, cash equivalents and restricted cash at end of year	$124,295	$131,724	$115,929

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,582	$700	$70
Cash paid for income taxes	$1,841	$2,985	$2,550

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$58,877	$68,156	$23,155
Reissuance of treasury stock	$51	$53	$(9)

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

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2019, the Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at

10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company started its assembly and testing production in the September quarter of 2018 and continued its ramp up during the fiscal year 2019. The Company also completed installation of equipment and trial production at the 12-inch wafer fabrication facility in fiscal year 2019. In July 2019, the Company commenced limited mass production at the 12-inch wafer fabrication facility.

As part of the JV Transaction, the JV Company entered into an Engineering, Procurement and Construction Contract (the “EPC Contract”) with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “Contractor”), effective as of January 10, 2017 (the "Effective Date"), pursuant which the Contractor was engaged to construct the manufacturing facility contemplated under the JV Agreement. The total price payable under the EPC Contract is Chinese Renminbi (RMB) 540.0 million, or approximately $78.0 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date. As of June 30, 2019, the JV Company paid approximately $69.9 million (RMB 480.0 million), and expects to pay the remaining of $8.7 million (RMB 60.0 million) in the near term.
Restricted cash

As a condition of the loan arrangements, the Company is required to keep a compensating balance at the issuing bank (see Note 6). The balance has been excluded from the Company’s cash and cash equivalents balance and is classified as restricted cash - long-term in the Company’s consolidated balance sheets. As of June 30, 2019 and 2018, the amount of restricted cash was $2.0 million and $0, respectively.
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
Inventories
The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost includes semiconductor wafer and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Inventory reserves are made based on the Company's periodic review of inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by management, additional future inventory write-downs may be required that could adversely affect the Company's operating results. Inventory reserves once established are not reversed until the related inventory has been sold or scrapped.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items and the costs incurred to make the assets ready for their intended use.
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 to 30 years
Manufacturing machinery and equipment	5 to 15 years
Equipment and tooling	5 years
Computer hardware and software	3 to 5 years
Office furniture and equipment	5 years
Leasehold and building improvements	2 to 20 years
Land use rights	50 years

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
Internal-use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs include employee costs incurred and fees paid to outside consultants for the software development and implementation. Internal developed software is amortized over its estimated useful life of three to five years starting from the date when it is ready for its intended use.
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the consolidated statements of operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
 Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Intangible assets primarily include patents and exclusive technology rights that the Company entered a license agreement with STMicroelectronices International N.V.

("STMicro"). The Company begins amortizing such license fees when the technology has met its qualification and is ready for intended use in production.
The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. There was no indication of intangible assets impairment for the fiscal year of 2019, 2018 and 2017.
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

There was no impairment of long-lived assets for the fiscal year of 2019, 2018 and 2017.

Revenue Recognition

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
The Company's provision for income taxes is subject to volatility and could be adversely impacted by changes in earnings or tax laws and regulations in various jurisdictions. The Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of changes to reserves, as well as the related net interest and penalties.
Share-based Compensation Expense

The Company maintains an equity-settled, share-based compensation plan to grant restricted share units and stock options. The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carol pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period.
The Employee Share Purchase Plan (the "ESPP") is accounted for at fair value on the date of grant using the Black-Scholes option valuation model.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.6 million, $0.4 million and $0.4 million in the fiscal years ended June 30, 2019, 2018, and 2017, respectively.

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
The Company will recognize leases in accordance with Accounting Standards Update (ASU) 842 "Leases" beginning on July 1, 2019. Both finance and operating leases will result in the recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition.
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees, the ability to successfully operate joint venture and ultimately to sustain profitable operations, and ability to diversify products and develop digital business. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.
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
The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 14.1%, 15.4% and 18.6% of the wafers used in the Company's products for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and the JV Company, as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13”). ASU 2018-13 amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU No. 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses ("ASU 2016-13"). This accounting standard update changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases ("ASU 2016-02"). This guidance requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company will adopt this standard in the first quarter of fiscal year of 2020, using the modified retrospective transition method and will not restate comparative periods. The Company will also elect to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The key change that will affect the Company relates to its accounting for operating leases for which the Company are the lessee that were historically off-balance sheet. While the Company is currently evaluating the impact the pronouncement will have on its consolidated balance sheet and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and will result in the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet as of July 1, 2019. Additionally, the Company will elect the package of practical expedients as permitted by the guidance. The Company is also evaluating the effect of the additional recognition and disclosure requirements under the standard on its current processes and controls.

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

The following tables compare the amounts reported in the condensed consolidated statements of income and condensed consolidated balance sheet to the amounts had the previous revenue recognition guidance been in effect:

	As of June 30, 2019
	As Reported	Adjustment	Balances Without Adoption
	(in thousands)
Accounts receivable, net	$24,296	$210	$24,506
Accrued liabilities	$44,075	$(78)	$43,997
Deferred margin	$—	$1,879	$1,879
Income taxes payable	$1,541	$(59)	$1,482
Deferred income tax liabilities	$466	$(302)	$164
Retained earnings	$125,485	$(1,231)	$124,254

	Year Ended June 30, 2019
	As Reported	Adjustment	Balances Without Adoption
	(in thousands)
Revenue	$450,920	$(583)	$450,337
Cost of goods sold	$335,542	$(302)	$335,240
Gross profit	$115,378	$(281)	$115,097
Income tax expense	$1,256	$(59)	$1,197
Net loss including noncontrolling interest	$(14,638)	$(222)	$(14,860)

New Revenue Recognition Policy Including Significant Judgments and Estimates

As a result of the adoption of the new revenue standard on July 1, 2018, beginning with the first quarter of fiscal year 2019, the Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

The Company has written contracts with a combination of agreements and purchase orders with all customers including certain general terms and conditions. Often purchase orders entail merchandises, quantities and prices, which define the performance obligations of each party and are approved or accepted by the Company. The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 60 days.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.  Transfer of control typically occurs at the time of shipment or at the time the product is pulled from consignment as that is the point at which delivery has occurred, title and the risks and rewards of ownership have passed to the customers, and the Company has a right to payment. Packaging and testing services revenue is recognized upon shipment of serviced products to the customer.

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

The Company warrants its products to be free of defects generally for a period of one year. The Company estimates its warranty costs based on historical warranty claim experience and includes such costs in cost of goods sold. Warranty expenses and the accrued warranty liability were not material as of June 30, 2019.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Hong Kong	$355,058	$340,178	$315,223
China	81,955	71,213	59,360
South Korea	2,590	1,061	1,505
United States	7,015	5,658	4,037
Other countries	4,302	3,443	3,212
	$450,920	$421,553	$383,337
The following is a summary of revenue by product type:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Power discrete	$371,837	$342,148	$288,788
Power IC	70,215	67,083	82,389
Packaging and testing services	8,868	12,322	12,160
	$450,920	$421,553	$383,337

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
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Year Ended June 30,
	2019	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$1,861	$14,263	$13,829

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	24,063	23,901	23,526

Diluted:
Weighted average number of common shares used to compute basic net income per share	24,063	23,901	23,526
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	635	943	1,300
Weighted average number of common shares used to compute diluted net income per share	24,698	24,844	24,826

Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.08	$0.60	$0.59
Diluted	$0.08	$0.57	$0.56
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Employee stock options and RSUs	593	186	105
ESPP	512	182	19
Total potential dilutive securities	1,105	368	124

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2019	2018	2017
Customer A	28.8%	28.3%	26.9%
Customer B	36.4%	35.2%	35.8%
Customer C	*	*	10.6%

	June 30,
Percentage of accounts receivable	2019	2018
Customer A	12.1%	17.1%
Customer B	19.7%	35.5%
Customer C	18.1%	10.6%
Customer D	13.3%	*

* Less than 10%

5. Balance Sheet Components
Accounts receivable

	June 30,
	2019	2018
	(in thousands)
Accounts receivable	$48,401	$52,687
Less: Allowance for price adjustments	(24,075)	(18,902)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$24,296	$33,755
Inventories

	June 30,
	2019	2018
	(in thousands)
Raw materials	$59,076	$47,097
Work in-process	38,214	35,243
Finished goods	14,353	7,842
	$111,643	$90,182

Other current assets:

	June 30,
	2019	2018
	(in thousands)
VAT receivable	$30,769	$17,601
Other prepaid expenses	2,745	2,121
Prepaid insurance	939	906
Prepaid maintenance	481	556
Prepayments to supplier	583	227
Prepaid income tax	267	761
Customs deposit	114	5,749
Lease financing cost	825	960
Other receivables	379	670
	$37,102	$29,551
Property, plant and equipment, net

	June 30,
	2019	2018
	(in thousands)
Land	$4,877	$4,877
Building	36,205	4,325
Manufacturing machinery and equipment	303,750	265,192
Equipment and tooling	20,739	16,605
Computer equipment and software	34,048	25,686
Office furniture and equipment	3,243	2,314
Leasehold improvements	53,597	29,900
Land use rights	8,760	9,089
	465,219	357,988
Less: accumulated depreciation	(252,982)	(225,184)
	212,237	132,804
Equipment and construction in progress	197,500	198,852
Property, plant and equipment, net	$409,737	$331,656
Total depreciation expense was $31.9 million, $29.2 million and $27.2 million for fiscal year 2019, 2018 and 2017, respectively.
The gross amount of computer software recorded under capital leases was $13.7 million and $8.2 million and the related accumulated depreciation was $8.2 million and $7.3 million, respectively, at June 30, 2019 and 2018.

The Company capitalized $0.8 million, $0.3 million and 0.2 million of software development costs during the fiscal year 2019, 2018 and 2017, respectively. Amortization of capitalized software development costs was $0.5 million in fiscal year 2019, and $0.6 million in each of the fiscal year 2018 and 2017, respectively. Unamortized capitalized software development costs in each of the periods presented at June 30, 2019 and 2018 were $0.9 million and $0.7 million, respectively.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Other long-term assets

	June 30,
	2019	2018
	(in thousands)
Prepayments for property and equipment	$4,846	$17,599
Investments in privately held companies	700	700
Lease financing costs	1,758	1,922
VAT long-term receivable	—	3,396
Customs deposit	980	1,589
Other long-term deposits	889	2,252
Office leases deposits	1,031	853
Other	413	387
	$10,617	$28,698

Intangible assets, net

	June 30,
	2019	2018
	(in thousands)
Patents and technology rights	$18,037	$17,633
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,051
Less: accumulated amortization	(2,842)	(2,729)
	16,613	16,322
Goodwill	269	269
Intangible assets, net	$16,882	$16,591

The carrying value of goodwill was $0.3 million for fiscal years 2019, 2018 and 2017.

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. Under the license agreement, the Company agreed to pay a total price in cash of $17.0 million based on the payment schedule of approximately $10.1 million, $6.7 million, and $0.2 million in calendar year 2017, 2018 and 2019, respectively. As of June 30, 2019, the Company recorded $16.2 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification.
Amortization expense for intangible assets was $113,000, $76,000 and $2,000 for the years ended June 30, 2019, 2018 and 2017, respectively.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2020	$925
2021	3,360
2022	3,360
2023	3,286
2024	3,249
Thereafter	2,433
$16,613

Accrued liabilities

	June 30,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$16,385	$18,484
Warranty accrual	623	535
Stock rotation accrual	1,921	1,750
Accrued professional fees	1,721	1,922
Accrued inventory	857	667
Accrued facilities related expenses	4,233	2,163
Accrued financing lease costs	728	1,510
Accrued property, plant and equipment	11,527	18,145
Other accrued expenses	6,080	4,665
	$44,075	$49,841
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Beginning balance	$535	$1,866	$1,495
Addition	236	(147)	1,476
Released	—	(1,000)	(580)
Utilization	(148)	(184)	(525)
Ending balance	$623	$535	$1,866
The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Beginning balance	$1,750	$1,871	$1,988
Addition	5,267	2,714	4,819
Utilization	(5,096)	(2,835)	(4,936)
Ending balance	$1,921	$1,750	$1,871
Deferred margin
Deferred margin consists of the following:

	June 30,
	2019	2018
	(in thousands)
Deferred revenue	$—	$2,555
Deferred costs	—	(890)
Deferred margin	$—	$1,665

Other long-term liabilities:

	June 30, 2019		June 30, 2018
	(in thousands)
Deferred rent	$65		$238
Customer deposits	10,000	*	—
Computer software liabilities	3,701		—
Other	155		755
Other long-term liabilities	$13,921		$993
* Customer deposit from our customer A and customer B for securing future shipment from the Company

6. Bank borrowings

Short-term borrowing

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for Chinese Renminbi (RMB) 20 million, or $3.0 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. As of June 30, 2019, the outstanding balance under the loan was 20 million RMB (equivalent of $2.9 million based on the currency exchange rate as of June 30, 2019).

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for RMB 80 million and 20 million, respectively, or $14.5 million in total based on currency exchange rate between RMB and U.S. Dollar on December 31, 2018 at varying interest rates. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of June 30, 2019, the outstanding balances under the loans were 80 million RMB and 20 million (equivalent of $14.6 million in total based on the currency exchange rate as of June 30, 2019).

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expires on September 30, 2019. The purpose the credit facility is to provide short-term borrowings. The Company can borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In November 2018 and April, 2019, the Company borrowed $5.0 million and $10.5 million, respectively under this line with an interest rate of 3.64% and 4.57%, per annum, respectively. The amount of $5.0 million and $10.5 million were repaid in December 2018 and June 2019. As of June 30, 2019, there was no outstanding balance under the line of credit.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of June 30, 2019, the outstanding balance of the Lease Financing of 376.0 million RMB (equivalent of $54.7 million based on the currency exchange rate as of June 30, 2019) was recorded under short-term and long-term capital lease liabilities.
Capital leases
Capital lease liabilities include the following:

	June 30,
	2019	2018
	(in thousands)
Financing lease	$54,736	$60,416
Computer software	—	843
Exclusive technology rights	—	23
	54,736	61,282
Less: current portion	(11,355)	(4,491)
Capital leases - long-term portion	$43,381	$56,791
The computer software and exclusive technology rights under capital leases were included in property, plant and equipment and intangible assets, respectively.

Future minimum lease payments at June 30, 2019 are as follows (in thousands):

Year ending June 30,
2020	$14,219
2021	17,799
2022	16,928
2023	12,269
Total minimum lease payments	61,215
Less amount representing interest	(6,479)
Total capital lease liabilities	$54,736

Long-term debt

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of 200 million RMB (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down 190 million RMB (approximately $28.3 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019) in March 2019. The loan withdraw window will expire on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39% on March 12, 2019. The loan requires quarterly interest payments. The principal payments are required to pay every 6 months over the term of loan commencing in October 2019. The obligation under this loan agreement is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid off. As of June 30, 2019, the outstanding balance of the loan was 190 million RMB (equivalent of $27.7 million based on the currency exchange rate as of June 30, 2019).

On May 1, 2018, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”) entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh shall make consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants. As of June 30, 2019, the outstanding balance of the term loan was $16.8 million.

On August 15, 2017, Jireh entered into a credit agreement with a financial institution (the “Bank”) that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The monthly loan interest is based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants. As of June 30, 2019, the outstanding balance of the term loan was $24.2 million.

At June 30, 2019, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2020	$26,682
2021	9,796
2022	15,036
2023	22,725
2024	6,696
Thereafter	5,242
Total principal of debt	86,177
Less: debt issuance costs	(188)
Total principal of debt, less debt issuance costs	$85,989

	Short-term Debt	Long-term Debt
Principal amount	$26,682	$59,495
Less: debt issuance costs	(73)	(115)
Total debt, less debt issuance costs	$26,609	$59,380

7. Shareholders' Equity
Common Shares
On November 8, 2017, the shareholders of the Company approved the Company to increase the authorized number of common shares from 50,000,000 shares to 100,000,000 shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors in accordance with the Company's Bye-laws. No dividends had been declared as of June 30, 2019.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.
During fiscal years 2019 and 2018, the Company repurchased an aggregate of 111,509 shares and 950,046 shares, respectively, from the open market for a total cost of approximately $1.5 million and $15.1 million, excluding fees and related expenses, at an average price of $13.43 and $15.86 per share, respectively. During fiscal year 2017, the Company did not repurchase any shares pursuant to the repurchase program.
As of June 30, 2019, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 138,828 shares with a weighted average repurchase price of $10.41 per share, were reissued at an average price of $5.55 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2019, $13.4 million remain available under the share repurchase program.

8. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the "2018 Plan") was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 1,265,000 common shares. The 2018 Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. As of June 30, 2019, 733,821 shares were available for grant under the 2018 Plan.
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

Under the 2018 Plan, incentive share options and RSU are to be granted at a price that is not less than 100% and nonstatutory share options are to be granted at not less than 85% of the fair value of the common shares, at the date of grant for employees and consultants. Options and RSUs generally vest over a four-year to five-year period, and are exercisable for a maximum period of ten years after the date of grant.
The fair value of RSU, including time-based restricted stock units and performance-based restricted stock units is based on the market price of the Company's share on the date of grant.

Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	933,063	$9.18	1.73	$12,997,568
Granted	446,719	$18.26
Vested	(364,567)	$8.34
Forfeited	(40,850)	$12.74
Nonvested at June 30, 2017	974,365	$13.51	1.68	$16,244,748
Granted	482,397	$16.46
Vested	(468,051)	$13.24
Forfeited	(69,688)	$14.25
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Granted	527,022	$11.28
Vested	(499,954)	$13.09
Forfeited	(39,750)	$13.82
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225

Performance-based Restricted Stock Units ("PRSU")

In March 2019, 2018 and 2017, the Company granted 291,750, 298,050 and 170,000 PRSUs to its certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. During fiscal year 2019, 295,300 shares related to PRSUs granted in fiscal year 2018 were earned. During fiscal year 2018, 153,000 shares related to PRSUs granted in fiscal year 2017 were earned. The Company recorded approximately $2.8 million, $1.9 million and $0.5 million of expenses for these PRSUs during the years ended June 30, 2019, 2018 and 2017, respectively.

The following table summarizes the Company's PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2016	—	$—	—	$—
Granted	170,000	$17.58
Vested	—	$—
Forfeited	—	$—
Nonvested at June 30, 2017	170,000	$17.58	2.21	$2,833,900
Granted	298,050	$16.22
Vested	(38,247)	$17.58
Forfeited	(7,503)	$17.26
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
Granted	291,750	$11.18
Vested	(111,623)	$16.68
Forfeited	(5,703)	$16.78
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.4 million of expense for these MSUs during the year ended June 30, 2019.
The following table summarizes the Company's MSUs activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2018	—	$—	—
Granted	1,310,000	$5.17
Vested	—	$—
Forfeited	(20,000)	$5.17
Nonvested at June 30, 2019	1,290,000	$5.17	4.97
MSUs vested and expected to vest	948,998		4.97

Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2016	1,859,260	$11.37	4.71
Granted	—	$—
Exercised	(693,393)	$11.76		$5,681,783
Canceled or forfeited	(112,500)	$12.72
Outstanding at June 30, 2017	1,053,367	$10.98	4.43
Granted	—	$—
Exercised	(166,389)	$11.00		$959,257
Canceled or forfeited	—	$—
Outstanding at June 30, 2018	886,978	$10.97	4.03
Granted	—	$—
Exercised	(10,500)	$10.50		$43,415
Canceled or forfeited	—	$—
Outstanding at June 30, 2019	876,478	$10.98	3.06	$758,871
Options vested and expected to vest	876,478	$10.98	3.06	$758,871
Exercisable at June 30, 2019	876,478	$10.98	3.06	$758,871

The aggregate intrinsic value for options outstanding at June 30, 2019 in the table above is based on the Company’s common stock closing price on June 30, 2019.

Information with respect to stock options outstanding and exercisable as of June 30, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.21 - $7.21	6,875	4.58	$7.21	6,875	$7.21
$7.44 - $7.44	331,139	4.71	$7.44	331,139	$7.44
$7.56 - $9.90	195,150	3.71	$8.93	195,150	$8.93
$10.50 - $15.00	178,314	1.30	$13.45	178,314	$13.45
$17.90 - $18.00	165,000	0.83	$17.99	165,000	$17.99
$7.21 - $18.00	876,478	3.06	$10.98	876,478	$10.98
The 2018 Employee Share Purchase Plan
At the annual general meeting of shareholders in November 2018, the 2018 Employee Share Purchase Plan ("Purchase Plan" or "ESPP") Plan was approved, under which 1,430,000 common shares are available for issuance. The ESPP Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day of the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased by a participant on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period. No more than 200,000 common shares may be purchased by all participants on any purchase date.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2019	2018	2017
Volatility rate	40.1% - 40.7%	42.1% - 45.3%	39.1% - 44.7%
Risk-free interest rate	2.1% - 2.9%	1.4% - 2.6%	0.6% - 1.3%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2019, 2018 and 2017 was $3.84, $5.81 and $6.11 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Cost of goods sold	$1,963	$1,641	$1,041
Research and development	2,453	1,855	1,361
Selling, general and administrative	8,761	7,916	4,232

	$13,177	$11,412	$6,634
Total unrecognized share-based compensation expense as of June 30, 2019 was $13.7 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2019.
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

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2019	2018	2017
		(in thousands)
U.S. federal taxes:
Current	$(57)	$55	$1,043
Deferred	(510)	(1,943)	(325)
Non-U.S. taxes:
Current	1,765	2,898	(4,615)
Deferred	55	(298)	7,548
State taxes, net of federal benefit:
Current	3	(4)	1
Total provision for income taxes	$1,256	$708	$3,652
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2019	2018	2017
United States statutory rate	21.0%	28.1%	34.0%
Stock-based compensation	0.1	(1.4)	(0.4)
Foreign taxes, net	(40.9)	39.5	(0.7)
Research and development credit	11.7	(17.1)	(4.9)
Non-deductible expenses	(2.7)	7.0	0.2
U.S. Tax Act deferred tax re-measurement	—	(44)	—
Other	1.4	0.4	0.1
	(9.4)%	12.5%	28.3%

The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2019	2018	2017
		(in thousands)
U.S. operations	$4,100	$4,219	$4,016
Non-U.S. operations	(17,482)	1,437	8,896
Income before income taxes	$(13,382)	$5,656	$12,912
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,428	$2,121
Net operating loss carryforwards	16,782	7,213
Depreciation	10,036	10,968
Tax credits	10,882	8,380
Capitalized intangible assets	11,981	12,942
Capitalized Costs	—	2,292
Accruals and reserves	1,000	1,197
Total deferred tax assets	52,109	45,113
Valuation allowance	(35,420)	(30,105)
Total deferred tax assets, net of valuation allowance	16,689	15,008
Deferred tax liabilities:
Depreciation and amortization	(12,243)	(10,819)
Accruals and reserves	(90)	(10)
Total deferred tax liabilities	(12,333)	(10,829)
Net deferred tax assets	$4,356	$4,179
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2019	2018
	(in thousands)
Long-term deferred tax assets	$4,822	$4,892
Long-term deferred tax liabilities	(466)	(713)
Net deferred tax assets	$4,356	$4,179

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $35.4 million and $30.1 million as of June 30, 2019 and 2018, respectively. The change in valuation allowance for June 30, 2019 and 2018 was an increase of $5.3 million and $23.9 million, as revised for the correction of the immaterial items described below, respectively.

In fiscal 2019, the Company corrected the prior year balance of deferred tax assets relating to capitalized intangible assets as well as the valuation allowance related to those assets by an equal and offsetting amount. The capitalized intangible assets and valuation allowance as of June 30, 2018 have both been increased in the table above by $12.9 million relating to certain patent rights and related intellectual property (“IP”) (see below). The Company carries a full valuation allowance against the JV Company deferred tax assets, therefore these immaterial adjustments to the disclosure had no effect on the consolidated balance sheet as of June 30, 2018 and consolidated statements of operations and cash flows for the year then ended.

During the quarter ended September 30, 2016, the Company fulfilled its obligations to contribute certain packaging equipment as required by the JV Agreement by transferring the legal titles of such equipment to the JV Company.  As a result of the transfer, the Company reduced its deferred tax assets by $6.6 million and recorded a $6.6 million in prepaid tax asset, which is amortized to tax expense over the useful life of the assets.  On July 1, 2017, we adopted ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory, which resulted in a de-recognition of a prepaid tax asset of $5.5 million related to the prior period intra-entity asset transfer with the JV Company, with an offsetting reduction to retained earnings. In July 2017, the Company contributed to the JV Company certain China patent rights and certain manufacturing related IP, which per ASU 2016-16, resulted in a deferred tax asset of $12.9 million on the difference between the tax basis and the consolidated U.S. GAAP book value of $0.  Because the JV Company provided a full valuation allowance, there was no change to our net deferred tax assets for the initial adoption of ASU 2016-16.

At June 30, 2019 and 2018, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $5.1 million and $4.4 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward. Furthermore, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $30.3 million and $25.7 million as of June 30, 2019 and 2018, respectively.  The Company intends to maintain a valuation allowance equal to the JV Company’s net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At June 30, 2019, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $24.3 million and $5.6 million, respectively. The federal net operating losses begin to expire in 2038 and the tax credits begin to expire in 2032, if not utilized.  At June 30, 2019, the Company had $0.6 million of state net operating loss carryforwards and had tax credit carryforwards of approximately $6.7 million. Approximately $0.8 million of the state tax credits begin to expire in 2020, if not utilized. The remaining $5.9 million of the state tax credits carryforward indefinitely. At June 30, 2019, the JV Company had $77.5 million of net operating loss carryforwards which begin to expire in 2021, if not utilized.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2019, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $140.6 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2016 to June 30, 2019 is as follows:

	Year Ended June 30,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$7,143	$6,589	$6,743
Additions based on tax positions related to the current year	417	721	401
Reductions based on tax positions related to prior years	(271)	(11)	(4)
Reductions due to lapse of applicable statute of limitations	(139)	(156)	(551)

Balance at end of year	$7,150	$7,143	$6,589
At June 30, 2019, the total unrecognized tax benefits of $7.2 million included $6.3 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $0.9 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2019. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.
The total unrecognized tax benefits of $7.2 million at June 30, 2019 included $4.2 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.2 million reduction to its uncertain tax positions during the next twelve months, related to potential expiration of the relevant statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2019 was $0.2 million, of which $0.03 million was recognized in the year ended June 30, 2019. The amount of interest and penalties accrued at June 30, 2018 was $0.1 million, of which $(0.01) million was recognized in the year ended June 30, 2018.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2019 remain open to examination by U.S. federal and state tax authorities. The tax years 2012 to 2019 remain open to examination by foreign tax authorities.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits, the Company has not recorded any benefit as of June 30, 2019. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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
Long-lived assets, net consisting of property, plant and equipment and land use rights, net by geographical area are as follows:

	June 30,
	2019	2018
	(in thousands)
China	$321,145	$248,003
United States	87,817	83,040
Other countries	775	613
	$409,737	$331,656
For our revenues by geography, please refer to Note 2.

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2019 and 2018, such restricted portion amounted to approximately $209.5 million and $184.3 million, or 64.4% and 62.8%, of our total consolidated net assets attributable to the Company, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Operating lease obligations
The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire through 2026. Rent expense related to the Company's operating leases was $4.7 million, $3.8 million and $3.4 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Certain leases contain escalation clauses calling for increased rents.
Future minimum lease payments of these leases at June 30, 2019 are as follows:

Year ending June 30,	Operating Leases
(in thousands)
2020	$4,357
2021	1,741
2022	1,164
2023	894
2024	1,002
Thereafter	149
$9,307
Purchase commitments
As of June 30, 2019 and 2018, the Company had approximately $59.5 million and $38.0 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2019 and 2018, the Company had approximately $33.8 million, primarily for the JV Company, and $58.3 million, respectively, of capital commitments for the purchase of property and equipment.
Other commitments
See Note 1 and Note 6 of the Notes to the Consolidated Financial Statements contained in this annual Report on Form 10-K for descriptions of commitments including Joint Venture and bank borrowings.
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
The Company is a party to a variety of agreements that it contracted with various parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements maybe limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications and no accrual was made at June 30, 2019 and 2018.
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

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,284	$4,738
Accounts receivable - Intercompany	—	3,937
Other current assets	325	362
Total current assets	5,609	9,037
Property, plant and equipment, net	119	343
Other long-term assets	242	339
Investment in subsidiaries	459,696	417,185
Total assets	$465,666	$426,904

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$863	$742
Accounts payable - Intercompany	21,514	—
Total liabilities	22,377	742
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2019 and 2018	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,163 shares and 24,517 shares, respectively at June 30, 2019 and 30,400 shares and 23,860 shares, respectively at June 30, 2018	62	61
Treasury shares at cost; 6,646 shares at June 30, 2019 and 6,540 shares at June 30, 2018	(66,240)	(64,790)
Additional paid-in capital	234,410	220,244
Accumulated other comprehensive income	(2,693)	440
Retained earnings	125,485	122,639
Total Alpha and Omega Semiconductor Limited shareholder's equity	291,024	278,594
Noncontrolling interest	152,265	147,568
Total equity	443,289	426,162
Total liabilities and equity	$465,666	$426,904

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Revenue	$4,292	$4,096	$3,772
Cost of revenue	—	—	—
Gross profit	4,292	4,096	3,772

Operating expenses:
General and administrative	4,599	4,479	3,938
Total operating expenses	4,599	4,479	3,938
Operating loss	(307)	(383)	(166)

Interest income	3	7	20
Income (loss) on equity investment in subsidiaries	(14,334)	5,324	9,406
Net income (loss) including noncontrolling interest	(14,638)	4,948	9,260
Net loss attributable to noncontrolling interest	(16,499)	(9,315)	(4,569)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,861	$14,263	$13,829
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2019	2018	2017
Net income (loss) including noncontrolling interest	$(14,638)	$4,948	$9,260
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,937)	244	(1,012)
Comprehensive income (loss)	(20,575)	5,192	8,248
Noncontrolling interest	(19,303)	(9,205)	(5,118)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(1,272)	$14,397	$13,366

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(14,638)	$4,948	$9,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	274	464	469
Share-based compensation expense	432	503	428
Equity in net (income) loss of subsidiaries	14,334	(5,324)	(9,406)
Other	—	—	33
Changes in assets and liabilities:
Accounts receivable - intercompany	3,937	14,316	(4,868)
Other current assets	134	(199)	(134)
Accounts payable and accrued liabilities	121	(182)	256
Accounts payable - intercompany	21,514	—	—
Net cash provided by (used in) operating activities	26,108	14,526	(3,962)
Cash flows from investing activities
Purchases of property and equipment	(51)	—	—
Investment in subsidiaries	(25,000)	(10,000)	—
Net cash used in investing activities	(25,051)	(10,000)	—
Cash flows from financing activities
Withholding tax on restricted stock units	(2,028)	(2,363)	(2,071)
Proceeds from exercise of stock options and ESPP	3,018	4,956	10,699
Payments for repurchases of common shares	(1,501)	(15,098)	—
Net cash provided by (used in) financing activities	(511)	(12,505)	8,628
Net increase (decrease) in cash and cash equivalents	546	(7,979)	4,666
Cash and cash equivalents at beginning of year	4,738	12,717	8,051
Cash and cash equivalents at end of year	$5,284	$4,738	$12,717

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

In January 2017, the JV Company entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited. The total price payable by the JV Company under the EPC Contract is approximately $78.0 million, which consists of $2.8 million of design fees and $75.2 million of construction and procurement fees. As of June 30, 2019, we had paid approximately $69.9 million, and expects to pay the remaining of $8.7 million in the near term.
For a discussion of the Company’s commitments and contingencies, see Note 13 to the Company’s consolidated financial statements.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2016	$30	$16,700	$2,894
Additions	—	113,970	3,284
Reductions	—	(111,071)	—

June 30, 2017	30	19,599	6,178
Additions	—	124,694	23,927
Reductions	—	(125,391)	—

June 30, 2018	30	18,902	30,105
Additions	—	115,842	5,315
Reductions	—	(110,669)	—

June 30, 2019	$30	$24,075	$35,420

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3(+)	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4(+)	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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
10.34 (+)
Alpha and Omega Semiconductor Limited 2017 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.35††
Engineering, Procurement and Construction Contract dated January 10, 2017 between Chongqing Alpha and Omega Semiconductor Limited and The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “EPC Contract”) (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.36††
Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.37(+)
Alpha and Omega Semiconductor Limited Amended and Restated 2017 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 21, 2017)

10.38*††
Financing Lease Contract, dated May 9, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and Chongqing YinHai Financing Lease Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.38 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.39*††
Real Estate Mortgage Contract, dated May 14, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and the Export-Import Bank of China (English Translation) (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

16.1	Letter from Grant Thornton LLP to the Commission dated September 17, 2018 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Commission on September 17, 2018)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 23, 2019

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 23, 2019
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 23, 2019
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	August 23, 2019
Yueh-Se Ho, Ph.D.

/s/ LUCAS S. CHANG	Director	August 23, 2019
Lucas S. Chang

/s/ ROBERT I. CHEN	Director	August 23, 2019
Robert I. Chen

/s/ KING OWYANG	Director	August 23, 2019
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 23, 2019
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 23, 2019
Michael J. Salameh