Form 10-Q
period 2019-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2019-11-12
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 25, 2019: 24,552,987

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$103,136	$121,893
Restricted cash	281	364
Accounts receivable, net	39,329	24,296
Inventories	118,558	111,643
Other current assets	33,092	37,102
Total current assets	294,396	295,298
Property, plant and equipment, net	404,005	409,737
Operating lease right-of-use assets, net	19,362	—
Intangible assets, net	16,854	16,882
Deferred income tax assets	4,813	4,822
Restricted cash - long-term	1,966	2,038
Other long-term assets	8,516	10,617
Total assets	$749,912	$739,394
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,905	$94,384
Accrued liabilities	49,397	44,075
Income taxes payable	1,574	1,541
Short-term debt	28,751	26,609
Finance lease liabilities	13,057	11,355
Operating lease liabilities	3,767	—
Total current liabilities	189,451	177,964
Long-term debt	56,357	59,380
Income taxes payable - long-term	1,006	993
Deferred income tax liabilities	425	466
Finance lease liabilities - long-term	38,047	43,381
Operating lease liabilities - long-term	15,815	—
Other long-term liabilities	11,258	13,921
Total liabilities	312,359	296,105
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2019 and June 30, 2019	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,194 shares and 24,550 shares, respectively at September 30, 2019 and 31,163 shares and 24,517 shares, respectively at June 30, 2019	62	62
Treasury shares at cost, 6,644 shares at September 30, 2019 and 6,646 shares at June 30, 2019	(66,227)	(66,240)
Additional paid-in capital	236,683	234,410
Accumulated other comprehensive loss	(5,876)	(2,693)
Retained earnings	126,481	125,485

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)

Total Alpha and Omega Semiconductor Limited shareholder's equity	291,123	291,024
Noncontrolling interest	146,430	152,265
Total equity	437,553	443,289
Total liabilities and equity	$749,912	$739,394
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2019	2018
Revenue	$117,802	$115,072
Cost of goods sold	90,870	82,461
Gross profit	26,932	32,611
Operating expenses
Research and development	12,368	11,384
Selling, general and administrative	15,185	20,352
Total operating expenses	27,553	31,736
Operating income (loss)	(621)	875
Other income (loss), net	(998)	262
Interest income (expenses)	171	(1,490)
Net loss before income taxes	(1,448)	(353)
Income tax expense	410	560
Net loss including noncontrolling interest	(1,858)	(913)
Net loss attributable to noncontrolling interest	(2,867)	(3,329)
Net income attributable to Alpha and Omega Semiconductor Limited	$1,009	$2,416
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.04	$0.10
Diluted	$0.04	$0.10
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	24,538	23,844
Diluted	25,130	24,594

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2019	2018
Net loss including noncontrolling interest	$(1,858)	$(913)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(6,151)	(6,237)
Comprehensive loss	(8,009)	(7,150)
Noncontrolling interest	(5,835)	(6,318)
Comprehensive loss attributable to Alpha and Omega Semiconductor Limited	$(2,174)	$(832)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2019	$62	$(66,240)	$234,410	$(2,693)	$125,485	$291,024	$152,265	$443,289
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	13	—	—	(13)	—	—	—
Withholding tax on restricted stock units	—	—	(96)	—	—	(96)	—	(96)
Share-based compensation	—	—	2,369	—	—	2,369	—	2,369
Net income (loss)	—	—	—	—	1,009	1,009	(2,867)	(1,858)
Cumulative translation adjustment	—	—	—	(3,183)	—	(3,183)	(2,968)	(6,151)
Balance, September 30, 2019	$62	$(66,227)	$236,683	$(5,876)	$126,481	$291,123	$146,430	$437,553

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2018	$61	$(64,790)	$220,244	$440	$122,639	$278,594	$147,568	$426,162
Exercise of common stock options and release of restricted stock units	—	—	105	—	—	105	—	105
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	8		—	(8)	—	—	—
Withholding tax on restricted stock units	—	—	(109)	—	—	(109)	—	(109)
Repurchase of common shares under shares repurchase program	—	(1,501)	—	—	—	(1,501)	—	(1,501)
Share-based compensation	—	—	3,129	—	—	3,129	—	3,129
Net income (loss)	—	—	—	—	2,416	2,416	(3,329)	(913)
Impact on retained earnings related to ASC 606 adoption	—	—	—	—	1,036	1,036	—	1,036
Cumulative translation adjustment	—	—	—	(3,248)	—	(3,248)	(2,989)	(6,237)
Balance, September 30, 2018	$61	$(66,283)	$223,369	$(2,808)	$126,083	$280,422	$141,250	$421,672

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss including noncontrolling interest	$(1,858)	$(913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,904	7,870
Share-based compensation expense	2,369	3,129
Deferred income taxes, net	(32)	49
Loss on disposal of property and equipment	36	—
Changes in assets and liabilities:
Accounts receivable, net	(15,033)	(3,575)
Inventories	(5,823)	(7,867)
Other current and long-term assets	3,756	344
Accounts payable	753	9,653
Income taxes payable	47	20
Accrued and other liabilities	3,654	9,277
Net cash provided by (used in) operating activities	(1,227)	17,987
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(8,292)	(15,216)
Purchases of property and equipment in JV Company	(7,506)	(34,272)
Purchase of intangible assets	—	(5)
Net cash used in investing activities	(15,798)	(49,493)
Cash flows from financing activities
Withholding tax on restricted stock units	(96)	(109)
Proceeds from exercise of stock options	—	105
Payment for repurchases of common shares	—	(1,501)
Proceeds from borrowings	2,790	16,650
Repayments of borrowings	(2,085)	(223)
Principal payments on finance lease	(1,691)	(207)
Net cash provided by (used in) financing activities	(1,082)	14,715
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(805)	(1,579)
Net decrease in cash, cash equivalents and restricted cash	(18,912)	(18,370)
Cash, cash equivalents and restricted cash at beginning of period	124,295	131,724
Cash, cash equivalents and restricted cash at end of period	$105,383	$113,354

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid (2018 amount is presented as revised, see Note 1)	$8,334	$22,539

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020 or any other interim period. The condensed consolidated balance sheet at June 30, 2019 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

During the quarter ended September 30, 2019, the Company corrected the prior year amount of property and equipment purchased but not yet paid in the supplemental disclosures of non-cash investing and financing information by decreasing it by $34.7 million, from $57.2 million to $22.5 million. This disclosure change had no effect on the consolidated statements of operations and cash flows for the quarter ended September 30, 2018.

Leases

On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective method. Results for reporting periods beginning after July 1, 2019 were presented under Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with its historic accounting under Topic 840.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and long-term operating lease liabilities on the Company's condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and long-term finance leases liabilities on the condensed consolidated balance sheets.

The Company elected the practical expedient permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company's assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to July 1, 2019. The Company elected to combine its lease and non-lease components as a single lease component for all asset classes.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease expense is generally recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

within the operating lease ROU asset and lease liability calculation. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less.

See Note 6 for further details.

Joint Venture

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture, (the "JV Company"), for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). As of September 30, 2019, the Company owns 51%, and the Chongqing Funds own 49% of the equity interest in the JV Company. The Joint Venture is accounted for under the provisions of the consolidation guidance since the Company has a controlling financial interest. The JV Company has continued ramping up its production of assembly and testing during the September 2019 quarter. In July 2019, the JV Company commenced limited mass production at the 12-inch wafer fabrication facility.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, and useful lives for property, plant and equipment and intangible assets.
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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance and operating leases result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. The Company adopted this standard as of July 1, 2019, using the modified retrospective transition method and recorded a cumulative-effect balance sheet adjustment. As a result of adopting ASU 2016-02 on July 1, 2019, the Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of approximately $21 million each from existing leases on the Company's condensed consolidated balance sheet. See Note 6 for further details.

In June 2018, the FASB issued ASU 2018-07, "Compensation -Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 had no material impact on the Company's consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$1,009	$2,416

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	24,538	23,844
Diluted:
Weighted average number of common shares used to compute basic net income per share	24,538	23,844
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	592	750
Weighted average number of common shares used to compute diluted net income per share	25,130	24,594
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Employee stock options and RSUs	338	405
ESPP	961	216
Total potential dilutive securities	1,299	621

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
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2019	2018
Customer A	28.8%	27.7%
Customer B	35.1%	38.0%

	September 30, 2019	June 30, 2019
Percentage of accounts receivable
Customer A	36.9%	12.1%
Customer B	25.9%	19.7%
Customer C	10.3%	18.1%
Customer D	*	13.3%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	September 30, 2019	June 30, 2019
	(in thousands)
Accounts receivable	$62,969	$48,401
Less: Allowance for price adjustments	(23,610)	(24,075)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$39,329	$24,296

Inventories:

	September 30, 2019	June 30, 2019
	(in thousands)
Raw materials	$61,627	$59,076
Work in-process	44,231	38,214
Finished goods	12,700	14,353
	$118,558	$111,643

Other current assets:

	September 30, 2019	June 30, 2019
	(in thousands)
VAT receivable	$27,719	$30,769
Other prepaid expenses	2,147	2,745
Prepaid insurance	1,192	939
Prepaid maintenance	940	481
Prepayment to supplier	613	583
Prepaid income tax	286	267
Customs deposit	174	114
Lease financing cost	—	825
Other receivable	21	379
	$33,092	$37,102

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	September 30, 2019	June 30, 2019
	(in thousands)
Land	$4,877	$4,877
Building	58,333	36,205
Manufacturing machinery and facility equipment	420,317	303,750
Equipment and tooling	21,900	20,739
Computer equipment and software	37,755	34,048
Office furniture and equipment	3,307	3,243
Leasehold improvements	66,296	53,597
Land use rights	8,448	8,760
	621,233	465,219
Less: accumulated depreciation	(259,544)	(252,982)
	361,689	212,237
Equipment and construction in progress	42,316	197,500
Property, plant and equipment, net	$404,005	$409,737

Intangible assets, net:

	September 30, 2019	June 30, 2019
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(2,870)	(2,842)
	16,585	16,613
Goodwill	269	269
Intangible assets, net	$16,854	$16,882

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products.  This agreement allows the Company to develop and market digital power products, primarily in the computer server segment. As of September 30, 2019, the Company recorded $16.2 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification and is ready for its intended use in production.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	September 30, 2019	June 30, 2019
	(in thousands)
Prepayments for property and equipment	$3,927	$4,846
Investment in a privately held company	700	700
Lease financing costs	—	1,758
Customs deposit	977	980
Other long-term deposits	1,558	889
Office leases deposits	1,047	1,031
Other	307	413
	$8,516	$10,617
Accrued liabilities:

	September 30, 2019	June 30, 2019
	(in thousands)
Accrued compensation and benefits	$16,410	$16,385
Warranty accrual	641	623
Stock rotation accrual	2,617	1,921
Accrued professional fees	1,983	1,721
Accrued inventory	1,628	857
Accrued facilities related expenses	2,068	4,233
Accrued financing lease costs	702	728
Accrued property, plant and equipment	11,499	11,527
ESPP payable	1,875	585
Customer deposit	2,645	351
Other accrued expenses	7,329	5,144
	$49,397	$44,075
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$623	$535
Additions	21	136
Utilization	(3)	(39)
Ending balance	$641	$632

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$1,921	$1,750
Additions	2,565	748
Utilization	(1,869)	(723)
Ending balance	$2,617	$1,775

Other long-term liabilities:

	September 30, 2019		June 30, 2019
	(in thousands)
Customer deposits	$8,000	*	$10,000	*
Computer software liabilities	3,258		3,701
Other	—		220
Other long-term liabilities	$11,258		$13,921

* Customer deposits are from Customer A and Customer B for securing future product shipments from the Company. The Company reclassified $2.0 million of the customer deposit to short term accrued liabilities during the quarter ended September 30, 2019 since the repayment of this amount is due within a year.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Bank Borrowings

Short-term borrowings

On September 23, 2019, the JV Company entered into a short term loan agreement with China Everbright bank in China. The JV Company can borrow up to Chinese Renminbi (RMB) 50.0 million or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019 at varying interest rates, with either RMB or USD. Interest payments with the entire principal is due no later than 90 days from each borrowing date. As of September 30, 2019, the outstanding balance under the loan was $0.8 million.

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for RMB 20 million, or $3.0 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at a fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. As of September 30, 2019, the outstanding balance under the loan was 20 million RMB (equivalent of $2.8 million based on the currency exchange rate as of September 30, 2019).

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for RMB 80 million and 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of September 30, 2019, the outstanding balances under the loans were RMB 80 million and 20 million (equivalent to $14.0 million in total based on the currency exchange rate as of September 30, 2019).

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. As of September 30, 2019, there was no outstanding balance under the line of credit. In October 2019, this line of credit was renewed with a maturity date of September 30, 2020.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries ("the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month LIBOR plus 1.75% per annum. This agreement, with certain financial covenants required, has no expiration date. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. The Borrower was in compliance with these covenants as of September 30, 2019. As of September 30, 2019, the Company had an outstanding balance of $2.0 million with a 3.8% interest rate related to this secured borrowing and the Company had unused credit of approximately $28.0 million.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of September 30, 2019, the outstanding balance under the Agreement was 364.0 million RMB (equivalent of $51.1 million based on the currency exchange rate as of September 30, 2019), which was recorded under short-term and long-term finance lease liabilities.

See future minimum lease payments table for finance lease liabilities in Note 6.

Long-term debt

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of 200 million RMB (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down 190 million RMB (approximately $28.3 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019) in March 2019. The loan withdraw window will expire on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39% on March 12, 2019. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. As of September 30, 2019, the outstanding balance of the loan was 190 million RMB (equivalent of $26.7 million based on the currency exchange rate as of September 30, 2019).

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of September 30, 2019. As of September 30, 2019, the outstanding balance of the term loan was $16.6 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh was required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of September 30, 2019. As of September 30, 2019, the outstanding balances of the term loan were $22.4 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,
2020 (Remaining)		$26,735
2021		9,744
2022		14,798
2023		22,486
2024		6,458
Thereafter		5,055
Total principal of debt		85,276
Less: debt issuance costs		(168)
Total principal of debt, less debt issuance costs		$85,108

	Short-term Debt	Long-term Debt
Principal amount	$28,820	$56,456
Less: debt issuance costs	(69)	(99)
Total debt, less debt issuance costs	$28,751	$56,357

6. Leases

Under Topic 842, the Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities - long-term on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the consolidated balance sheets. The Company recognizes an ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the RMB 400.0 million of lease financing with YinHai Leasing Company and China Import/Export Bank in the JV Company. See Note 5 - Bank Borrowings for details. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the period presented (in thousands):

Three Months Ended September 30, 2019
Operating Leases:
Fixed rent expense	$1,281
Variable rent expense	207
Finance Lease:
Amortization of equipment	1,093
Interest	740
Short-term leases
Short-term lease expenses	75
Total lease expenses	$3,396

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating Leases:
ROU assets associated with operating leases	$19,362
Finance Lease:
Property, plant and equipment, gross	105,300
Accumulated depreciation	(84,853)
Property, plant and equipment, net	20,447

Weighted average remaining lease term (in years)
Operating leases	9.63
Finance lease	3.47

Weighted average discount rate
Operating leases	5.28%
Finance lease	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

Three Months Ended September 30, 2019
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,160
Operating cash flows from finance lease	$740
Financing cash flows from finance lease	$1,691

Future minimum lease payments are as follows as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2020	$3,714	$11,291
2021	3,162	17,165
2022	2,661	16,325
2023	2,323	11,834
2024	1,944	—
2025	1,445	—
Thereafter	9,962	—
Total minimum lease payments	25,211	56,615
Less amount representing interest	(5,629)	(5,511)
Total lease liabilities	$19,582	$51,104

Prior to the adoption of the new lease standard, future minimum lease payments as of June 30, 2019 were as follows (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
2020	$4,357	$14,219
2021	1,741	17,799
2022	1,164	16,928
2023	894	12,269
2024	1,002	—
Thereafter	149	—
Total minimum lease payments	9,307	61,215
Less amount representing interest	—	(6,479)
Total lease liabilities	$9,307	$54,736

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Shareholders' Equity and Share-based Compensation
Share Repurchase

In September 2017, the Board of Directors approved a new repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.

During the three months ended September 30, 2019, the Company did not repurchase any shares from the open market. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares from the open market for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 140,328 shares with a weighted average repurchase price of $10.39 per share, were reissued at an average price of $5.50 per share pursuant to option exercises and vested restricted share units. As of September 30, 2019, approximately $13.4 million remained available under the Repurchase Program.
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities for the three months ended September 30, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225
Granted	7,676	$11.72
Vested	(41,691)	$13.42
Forfeited	(11,125)	$14.66
Nonvested at September 30, 2019	861,201	$14.09	1.44	$10,575,548

Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of each performance period. The Company estimated the grant date fair values of its MSUs with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.2 million each of expense for these MSUs during the three months ended September 30, 2019 and 2018.

Performance-based Restricted Stock Units ("PRSUs")

In March 2017, 2018 and 2019, the Company granted 170,000, 298,050 and 291,750 performance-based RSUs (“PRSUs”), respectively to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.2 million and $0.6 million of expenses for these PRSUs during the three months ended September 30, 2019 and 2018, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's PRSUs activities for the three months ended September 30, 2019:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Granted	—	$—
Vested	—	$—
Forfeited	(3,625)	$15.11
Nonvested at September 30, 2019	593,099	$13.94	1.62	$7,283,256
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2019 and 2018. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes the Company's stock option activities for the three months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2019	876,478	$10.98	3.06	$758,871
Canceled or forfeited	(5,000)	$15.00
Outstanding at September 30, 2019	871,478	$10.96	2.83	$2,295,544
Options vested and expected to vest	871,478	$10.96	2.83	$2,295,544
Exercisable at September 30, 2019	871,478	$10.96	2.83	$2,295,544
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2019
Volatility rate	40.7%
Risk-free interest rate	2.2% - 2.4%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Cost of goods sold	$436	$497
Research and development	524	632
Selling, general and administrative	1,409	2,000
	$2,369	$3,129

As of September 30, 2019, total unrecognized compensation cost under the Company's equity plans was $10.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

8. Income Taxes

The Company recognized income tax expense of approximately $0.4 million and $0.6 million, for the three months ended September 30, 2019 and 2018, respectively. Excluding the discrete income tax items, the effective tax rate for the three months ended September 30, 2019 was (27.3)% compared to (159.8)% for the three months ended September 30, 2018. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2019 remain open to examination by U.S. federal and state tax authorities. The tax years 2012 to 2019 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2019, the gross amount of unrecognized tax benefits was approximately $7.2 million, of which $4.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits, the Company has not recorded any benefit as of September 30, 2019. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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

The revenue by geographical location in the following tables in based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Hong Kong	$93,102	$91,591
China	16,512	20,397
South Korea	5,990	169
United States	1,101	1,973
Other countries	1,097	942
	$117,802	$115,072

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Power discrete	$100,541	$92,255
Power IC	15,724	19,415
Packaging and testing services	1,537	3,402
	$117,802	$115,072

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	September 30, 2019	June 30, 2019
	(in thousands)
China	$309,423	$321,145
United States	88,456	87,817
Other Countries	822	775
	$398,701	$409,737

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of September 30, 2019 and June 30, 2019, the Company had approximately $52.9 million and $59.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $28.6 million and $33.8 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
Other Commitments
See Note 5 and Note 6 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for descriptions of commitments including bank borrowings and leases.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual has been made at September 30, 2019 and June 30, 2019.
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

11. Subsequent Events

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019.

In October 2019, the Company’s expired line of credit with Industrial and Commercial Bank of China was renewed with a maturity date of September 30, 2020.

In October 2019, the JV Company borrowed additional $1.6 million under the 50.0 million RMB agreement that was with China Everbright bank in China. Interest payments with this entire principal is due no later than January 13, 2020.

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
This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission on August 23, 2019.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,100 products, and has grown significantly with the introduction of 200 new products in each of the fiscal years ended June 30, 2019 and 2018, respectively, and over 80 new products in fiscal year 2017. During the three months ended September 30, 2019, we introduced an additional 55 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 791 patents and 91 patent applications in the United States as of September 30, 2019. We also have a total of 824 foreign patents, which primarily were based on our research and development efforts through September 30, 2019. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, flat panel TVs, LED lighting, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The JV Company has continued ramping up its production of assembly and testing during the September 2019 quarter. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. We expect to ramp up activities gradually. During the three months ended September 30, 2019, we recorded $2.9 million in net loss attributable to noncontrolling interest in the JV Company. In the long-term, we expect the joint venture to deliver significant cost savings, enhance our market positions in China, and drive improvements in working capital and capital expenditures.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  As of

September 30, 2019, we recorded $16.2 million of intangible assets on our condensed consolidated balance sheets. We will begin to amortize this intangible asset when the technology has met our qualification and is ready for its intended use in production.

During the first quarter of fiscal year of 2020, we introduced the “Source Down” in a DFN 5x6 package in combination with a 40V Shield-Gate Technology (AlphaSGT™). Our innovative flip-chip know-how achieves the Source Down capability and this packaging technology offers a very low package resistance and inductance. The AOE66410 is ideally suited in telecommunications applications for secondary rectification, in half bridge configuration for BLDC motor applications, and battery management where paralleling is important. In addition, we introduced the TO-Leadless (TOLL) package in combination with a 60V and 100V Shield-Gate Technology providing the highest current capability in its voltage class. The TOLL package has the highest current capacity due to our innovative technology, which utilizes a clip to achieve the in-rush current. The TOLL packaging technology offers a very low package resistance and inductance due to the clip technology when compared to other TO-Leadless packages. This packaging technology uses a standard wire-bonding technology which enables improved EMI performance.

Factors affecting our performance
Our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with ramping up pre-production and production ramp-up activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business, both of which have had a significant impact on our financial performance. The JV Company has continued ramping up its production of assembly and testing during the September 2019 quarter. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility. We expect to continue gradually ramping it up. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. Certain of such pre-production costs could be capitalized under U.S. GAAP accounting. However, the majority of such pre-production costs and all of the production ramp-up costs cannot be capitalized, therefore such costs have and may continue to have a negative impact on our profitability, although we do not expect to incur pre-production costs after July 2019 as the JV Company has commenced limited mass production.

In addition, we are developing our digital power business based on the STMicro license agreement, which will allow us to design and distribute a full suite of advanced low-voltage power IC products. We have incurred and expect to continue to incur additional costs, including costs relating to compensation of qualified engineers and technical staff and other research and development and management activities, as we continue to build this new business. In the short term, we will not be able to generate sufficient amount of revenue from either of these two business initiatives to offset the increased costs, which will likely negatively impact our results of operations.

Manufacturing costs:  Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the production mixtures of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities at our Oregon fab and our Chongqing fabrication facility operated by the JV Company. We expect that in the long term our JV Company will reduce our cost of manufacturing. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. While we can mitigate such constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing

("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations. Our revenue from the PC market accounted for approximately 39.3% and 43.8% of our total revenue for the three months ended September 30, 2019 and 2018, respectively. In the past, we have experienced a significant global decline in the PC markets due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material negative impact on the demand for our products, revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. The JV Company has continued ramping up its production of assembly and testing during the September 2019 quarter. In July 2019, we commenced limited mass production at the JV Company's 12-inch wafer fabrication facility. We expect to continue ramp up activities gradually. Even if we are able to ramp up the operation of the JV Company timely, we may not be successful in acquiring a sufficient number of new customers to offset additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures as well as less pre-production costs due to the commencement of limited mass production in our JV Company started July 2019.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2019 and 2018. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(% of revenue)
Revenue	$117,802	$115,072	100.0%	100.0%
Cost of goods sold	90,870	82,461	77.1%	71.7%
Gross profit	26,932	32,611	22.9%	28.3%
Operating expenses
Research and development	12,368	11,384	10.5%	9.9%
Selling, general and administrative	15,185	20,352	12.9%	17.7%
Total operating expenses	27,553	31,736	23.4%	27.6%
Operating income (loss)	(621)	875	(0.5)%	0.7%
Other income (loss), net	(998)	262	(0.8)%	0.2%
Interest income (expenses)	171	(1,490)	0.1%	(1.2)%
Net loss before income taxes	(1,448)	(353)	(1.2)%	(0.3)%
Income tax expense	410	560	0.3%	0.5%
Net loss including noncontrolling interest	(1,858)	(913)	(1.5)%	(0.8)%
Net loss attributable to noncontrolling interest	(2,867)	(3,329)	(2.4)%	(2.9)%
Net income attributable to Alpha and Omega Semiconductor Limited	$1,009	$2,416	0.9%	2.1%
Share-based compensation expense was allocated as follows:

	Three Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(% of revenue)
Cost of goods sold	$436	$497	0.4%	0.4%
Research and development	524	632	0.4%	0.5%
Selling, general and administrative	1,409	2,000	1.2%	1.7%
Total	$2,369	$3,129	2.0%	2.6%

Three Months Ended September 30, 2019 and 2018
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$100,541	$92,255	$8,286	9.0%
Power IC	15,724	19,415	(3,691)	(19.0)%
Packaging and testing services	1,537	3,402	(1,865)	(54.8)%
	$117,802	$115,072	$2,730	2.4%

Total revenue was $117.8 million for the three months ended September 30, 2019, an increase of $2.7 million, or 2.4%, as compared to $115.1 million for the same quarter last year. The increase was primarily due to an increase of $8.3 million in sales of power discrete, partially offset by a decrease of $3.7 million in sales of power IC products. The net increase in power discrete and power IC product sales was primarily due to a 20.8% increase in average selling price as compared to the same quarter last year due to a shift in product mix, partially offset by a 13.8% decrease in unit shipments. The decrease in revenue of packaging and testing services for the three months ended September 30, 2019 as compared to the same quarter last year was primarily due to decreased capacity to provide these services externally.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$90,870	$82,461	$8,409	10.2%
Percentage of revenue	77.1%	71.7%

Gross profit	$26,932	$32,611	$(5,679)	(17.4)%
Percentage of revenue	22.9%	28.3%

Cost of goods sold was $90.9 million for the three months ended September 30, 2019, an increase of $8.4 million, or 10.2%, as compared to $82.5 million for the same quarter last year. The increase was primarily due to the limited mass production in our Chongqing joint venture and the 2.4% increase of revenue. Gross margin decreased by 5.4 percentage points to 22.9% for the three months ended September 30, 2019 as compared to 28.3% for the same quarter last year. The decrease in gross margin was primarily due to low capacity utilization to the commencement of limited mass production in our Chongqing joint venture during the three months ended September 30, 2019.
Research and development expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development	$12,368	$11,384	$984	8.6%
Research and development expenses were $12.4 million for the three months ended September 30, 2019, an increase of $1.0 million, or 8.6%, as compared to $11.4 million for the same quarter last year. The increase was primarily attributable to a $0.5 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.2 million increase in professional services expense as a result of higher consulting fees, and a $0.3 million increase in depreciation expenses in the current quarter.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$15,185	$20,352	$(5,167)	(25.4)%
Selling, general and administrative expenses were $15.2 million for the three months ended September 30, 2019, a decrease of $5.2 million, or 25.4%, as compared to $20.4 million for the same quarter last year. The decrease was primarily due to the commencement of limited mass production at the 12-inch fab facility and continued ramping up the production of assembly and testing during the September 2019 quarter in the JV Company, resulting in significantly lower pre-production costs including a $4.5 million decrease in employee compensation and benefits expense and other costs. In addition, there was a $0.6 million decrease in share-based compensation expense due to an increase in stock awards canceled during the current quarter.
Interest income and other income (loss), net

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income and other income (loss), net	$(998)	$262	$(1,260)	(480.9)%
Interest income and other income (loss), net was primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and other income (loss), net during the three months ended September 30, 2019 as compared to the same period last year was primarily due to higher foreign currency exchange losses as a result of recent depreciation of USD against RMB.
Interest expense

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income (expenses)	$171	$(1,490)	$1,661	(111.5)%

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three months ended September 30, 2019 as compared to the same period last year was primarily due to a $2.7 million interest refund from the Chinese government in the JV Company, partially offset by higher interest expense as a result of an increase in bank borrowings.
Income tax expense

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$410	$560	$(150)	(26.8)%

For the three months ended September 30, 2019, the Company recognized income tax expense of approximately $0.4 million, compared to $0.6 million for the three months ended September 30, 2018. Excluding the discrete income tax items, the estimated effective tax rate for the three months ended September 30, 2019 was (27.3)% compared to (159.8)% for the three months ended September 30, 2018. The changes in the effective tax rate and tax expense between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

Liquidity and Capital Resources
Our principal need for liquidity and capital resources is to maintain sufficient working capital to support our operations and to invest adequate capital expenditures to grow of our business. To date, we finance our operations and capital expenditures primarily through funds generated from operations and borrowing under our term loan, financing lease and other debt agreements.

On September 23, 2019, the JV Company entered into a short term loan agreement with China Everbright bank in China. The JV Company can borrow up to Chinese Renminbi (RMB) 50.0 million or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019 at varying interest rates, with either RMB or USD. Interest payments are due monthly and the entire principal is due no later than 90 days from each borrowing date. As of September 30, 2019, the outstanding balance under the loan was $0.8 million.

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for Chinese Renminbi (RMB) 20 million, or $3.0 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at a fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. As of September 30, 2019, the outstanding balance under the loan was 20 million RMB (equivalent of $2.8 million based on the currency exchange rate as of September 30, 2019).

On November 29 and December 4, 2018, the JV Company entered into two one-year loan agreements with China Merchant Bank in China to provide loans for Chinese Renminbi (RMB) 80 million and 20 million or $14.5 million in total based on currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates, respectively. Interest payments are due monthly and quarterly with the entire principal due not later than December 18 and December 5, 2019, respectively. As of September 30, 2019, the outstanding balance under the loans were 80 million RMB and 20 million (equivalent of $14 million in total based on the currency exchange rate as of September 30, 2019).

On November 16, 2018, our subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired in September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72 million or $10.3 million based on the currency exchange rate between RMB and U.S. Dollar on November 16, 2018. As of September 30, 2019, there was no outstanding balance under the line of credit. In October 2019, this line of credit was renewed with a maturity date of September 30, 2020.

On August 9, 2019, one of our wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows us to borrow up to 70% of the net amount of eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month LIBOR plus 1.75% per annum. This agreement, with certain financial covenants required, has no expiration date. The Company is the guarantor for this agreement. We are accounting for this transaction as a secured borrowing under the Transfer and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. We were in compliance with these covenants as of September 30, 2019. As of September 30, 2019, we had an outstanding balance of 2.0 million with 3.8% interest rate related to this secured borrowing and we had unused credit of approximately $28.0 million.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between the RMB and the U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  As of September 30, 2019, the outstanding balance of the Lease Financing was approximately $51.1 million based on the currency exchange rate as of September 30, 2019.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of 200 million RMB (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down 190 million RMB (approximately $28.3 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019) in March 2019. The loan withdrawal window will expire on February 28, 2020. The interest is accrued based on the China Base

Rate multiplied by 1.1, or 5.39% on March 12, 2019. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As of September 30, 2019, the outstanding balance of the loan was 190 million (equivalent of $26.7 million based on the currency exchange rate as of September 30, 2019).

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. We were in compliance with these covenants as of September 30, 2019. As of September 30, 2019, the outstanding balance of the term loan was $16.6 million.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2019. As of September 30, 2019, the outstanding balance of the term loan was $22.4 million.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019.

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

We did not repurchase any shares during the three months ended September 30, 2019. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,784,648 shares from the open market for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of September 30, 2019, of the 6,784,648 repurchased shares, 140,328 shares with a weighted average repurchase price of $10.39 per share, were reissued at an average price of $5.50 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of September 30, 2019.

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
Cash and cash equivalents
As of September 30, 2019 and June 30, 2019, we had $105.4 million and $124.3 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $105.4 million and $124.3 million cash, cash equivalents and restricted cash, $83.5 million and $68.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(1,227)	$17,987
Net cash used in investing activities	(15,798)	(49,493)
Net cash provided by (used in) financing activities	(1,082)	14,715
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(805)	(1,579)

Net decrease in cash, cash equivalents and restricted cash	$(18,912)	$(18,370)

Cash flows from operating activities
Net cash used in operating activities of $1.2 million for the three months ended September 30, 2019 resulted primarily from net loss of $1.9 million and net changes in assets and liabilities of $12.6 million, partially offset by non-cash expenses of $13.3 million. The non-cash expenses of $13.3 million primarily included $10.9 million of depreciation and amortization expenses and $2.4 million of share-based compensation expense. The net changes in assets and liabilities of $12.6 million were primarily due to a $5.8 million increase in inventories and a $15.0 million increase in accounts receivable from a one day delay of $9.2 million receivable payment from one of our major distributors due to the bank shut down on September 30, 2019 due to Typhoon Mitag in Taiwan, as well as increased billings in the current quarter as compared to the prior quarter, partially offset by a $3.8 million decrease in other current and long term assets due to decrease in advance payments to vendors, $0.8 million increase in accounts payable due to timing of payment, and a $3.7 million increase in accrued and other liabilities.
Net cash provided by operating activities of $18.0 million for the three months ended September 30, 2018 resulted primarily from non-cash expenses of $11.0 million as well as net changes in assets and liabilities of $7.9 million, partially offset by net loss of $0.9 million. The non-cash expenses of $11.0 million included $7.9 million of depreciation and amortization expenses and a $3.1 million of share-based compensation expense. The net changes in assets and liabilities of $7.9 million were primarily due to a $9.3 million increase in accrued and other liabilities, a $9.7 million increase in accounts payable due to timing of payment, and a $0.3 million decrease in other current and long term assets due to decrease in advance payments to vendors, partially offset by a $7.9 million increase in inventories to meet the market demand, and a $3.6 million increase in accounts receivable from timing of billings and collection of payments.
Cash flows from investing activities
Net cash used in investing activities of $15.8 million for the three months ended September 30, 2019 was primarily attributable to $15.8 million purchases of property and equipment, including $7.5 million purchased by the JV Company.
Net cash used in investing activities of $49.5 million for the three months ended September 30, 2018 was primarily attributable to $49.5 million purchases of property and equipment, including $34.3 million purchase in the JV Company during the quarter.
Cash flows from financing activities
Net cash used in financing activities of $1.1 million for the three months ended September 30, 2019 was primarily attributable to $2.1 million in repayments of borrowings, $1.7 million in payment of finance lease obligations, and $0.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $2.8 million proceeds from borrowings.
Net cash provided by financing activities of $14.7 million for the three months ended September 30, 2018 was primarily attributable to $16.7 million proceeds from borrowings and $0.1 million of proceeds from exercise of stock options, partially offset by $1.5 million for repurchase of our common shares under the repurchase program, $0.2 million in payment of finance lease obligations, $0.2 million in repayments of borrowings, and $0.1 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.

Commitments
See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations

There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 23, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 23, 2019, contains risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Proposed new additional tariffs on imported goods from China could adversely affect our business operations.

The President of the United States has recently stated that the U.S. would delay a proposed increase of the tariff rate on an additional $250 billion of Chinese goods from 25% to 30% that had been planned for October 15, 2019, and that the U.S. plans to impose 15% tariffs on an additional $160 billion of a wide range of goods and materials imported from China by December 15, 2019, with tariffs thus potentially affecting nearly all goods imported from China.  These goods, absent exemptions, would include products and applications, including consumer electronics, that incorporate our power discrete and power IC products.  In response, China has imposed tariffs on certain American products, and may take additional actions if these additional U.S. tariffs are imposed.  The continuing trade war could have significant adverse effects on world trade and the world economy.  While it is too early to predict if the proposed additional U.S. tariffs will be imposed, in view of ongoing discussions between the Chinese and U.S. governments, the ultimate level of such tariffs, the ultimate scope of them, or how the proposed additional tariffs will impact our business, we believe that the imposition of the proposed additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our U.S. customers from purchasing our products originating from China.  If so, this could reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”), that allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares and our available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. During the three months ended September 30, 2019, we did not repurchase any shares under the Repurchase Program. As of September 30, 2019, approximately $13.4 million remained available under the Repurchase Program.

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

November 12, 2019

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)