Form 10-Q
period 2020-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2020-05-11
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 24, 2020: 25,077,932

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$110,223	$121,893
Restricted cash	2,325	364
Accounts receivable, net	17,470	24,296
Inventories	127,395	111,643
Other current assets	34,518	37,102
Total current assets	291,931	295,298
Property, plant and equipment, net	412,318	409,737
Operating lease right-of-use assets, net	32,739	—
Intangible assets, net	16,798	16,882
Deferred income tax assets	4,755	4,822
Restricted cash - long-term	1,973	2,038
Other long-term assets	6,781	10,617
Total assets	$767,295	$739,394
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,973	$94,384
Accrued liabilities	50,572	44,075
Income taxes payable	419	1,541
Short-term debt	32,812	26,609
Finance lease liabilities	15,219	11,355
Operating lease liabilities	3,839	—
Total current liabilities	190,834	177,964
Long-term debt	74,205	59,380
Income taxes payable - long-term	859	993
Deferred income tax liabilities	485	466
Finance lease liabilities - long-term	30,579	43,381
Operating lease liabilities - long-term	30,248	—
Other long-term liabilities	10,356	13,921
Total liabilities	337,566	296,105
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2020 and June 30, 2019	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,715 shares and 25,076 shares, respectively at March 31, 2020 and 31,163 shares and 24,517 shares, respectively at June 30, 2019	63	62
Treasury shares at cost, 6,639 shares at March 31, 2020 and 6,646 shares at June 30, 2019	(66,184)	(66,240)
Additional paid-in capital	242,470	234,410
Accumulated other comprehensive loss	(5,408)	(2,693)
Retained earnings	118,938	125,485

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)

Total Alpha and Omega Semiconductor Limited shareholder's equity	289,879	291,024
Noncontrolling interest	139,850	152,265
Total equity	429,729	443,289
Total liabilities and equity	$767,295	$739,394
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$106,852	$109,067	$342,514	$339,064
Cost of goods sold	84,393	83,438	268,717	251,322
Gross profit	22,459	25,629	73,797	87,742
Operating expenses
Research and development	13,569	11,417	38,084	35,401
Selling, general and administrative	16,909	17,947	47,723	58,403
Impairment of privately-held investment	600	—	600	—
Total operating expenses	31,078	29,364	86,407	93,804
Operating loss	(8,619)	(3,735)	(12,610)	(6,062)
Interest expense and other income (loss), net	(2,282)	(1,595)	(3,744)	(4,455)
Loss before income taxes	(10,901)	(5,330)	(16,354)	(10,517)
Income tax expense (benefit)	(1,015)	625	(37)	1,886
Net loss including noncontrolling interest	(9,886)	(5,955)	(16,317)	(12,403)
Net loss attributable to noncontrolling interest	(3,391)	(4,400)	(9,826)	(11,719)
Net loss attributable to Alpha and Omega Semiconductor Limited	$(6,495)	$(1,555)	$(6,491)	$(684)
Net loss per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.26)	$(0.06)	$(0.26)	$(0.03)
Diluted	$(0.26)	$(0.06)	$(0.26)	$(0.03)
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net loss per share
Basic	24,894	24,084	24,711	23,938
Diluted	24,894	24,084	24,711	23,938

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss including noncontrolling interest	$(9,886)	$(5,955)	$(16,317)	$(12,403)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(2,208)	4,495	(5,304)	(1,800)
Comprehensive loss	(12,094)	(1,460)	(21,621)	(14,203)
Noncontrolling interest	(4,430)	(2,184)	(12,415)	(12,516)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(7,664)	$724	$(9,206)	$(1,687)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2019	$63	$(66,227)	$240,797	$(4,239)	$125,476	$295,870	$144,280	$440,150
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	43	—	—	(43)	—	—	—
Withholding tax on restricted stock units	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Share-based compensation	—	—	2,876	—	—	2,876	—	2,876
Net loss	—	—	—	—	(6,495)	(6,495)	(3,391)	(9,886)
Cumulative translation adjustment	—	—	—	(1,169)	—	(1,169)	(1,039)	(2,208)
Balance, March 31, 2020	$63	$(66,184)	$242,470	$(5,408)	$118,938	$289,879	$139,850	$429,729

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2019	$62	$(66,240)	$234,410	$(2,693)	$125,485	$291,024	$152,265	$443,289
Exercise of common stock options and release of RSUs	—	—	26	—	—	26	—	26
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	56	—	—	(56)	—	—	—
Withholding tax on restricted stock units	—	—	(1,398)	—	—	(1,398)	—	(1,398)
Issuance of shares under ESPP	1	—	1,700	—	—	1,701	—	1,701
Share-based compensation	—	—	7,732	—	—	7,732	—	7,732
Net loss	—	—	—	—	(6,491)	(6,491)	(9,826)	(16,317)
Cumulative translation adjustment	—	—	—	(2,715)	—	(2,715)	(2,589)	(5,304)
Balance, March 31, 2020	$63	$(66,184)	$242,470	$(5,408)	$118,938	$289,879	$139,850	$429,729

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2018	$61	$(66,283)	$227,818	$(2,842)	$124,538	$283,292	$161,236	$444,528
Exercise of common stock options and release of RSUs	1	—	(1)	—	—	—	—	—
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	43	—	—	(43)	—	—	—
Withholding tax on restricted stock units	—	—	(1,743)	—	—	(1,743)	—	(1,743)
Share-based compensation	—	—	4,160	—	—	4,160	—	4,160
Net loss	—	—	—	—	(1,555)	(1,555)	(4,400)	(5,955)
Cumulative translation adjustment	—	—	—	2,279	—	2,279	2,216	4,495
Balance, March 31, 2019	$62	$(66,240)	$230,234	$(563)	$122,940	$286,433	$159,052	$445,485

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2018	$61	$(64,790)	$220,244	$440	$122,639	$278,594	$147,568	$426,162
Exercise of common stock options and release of restricted stock units	1	—	109	—	—	110	—	110
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	51	—	—	(51)	—	—	—
Withholding tax on restricted stock units	—	—	(1,946)	—	—	(1,946)	—	(1,946)
Issuance of shares under ESPP	—	—	1,168	—	—	1,168	—	1,168
Repurchase of common shares under shares repurchase program	—	(1,501)	—	—	—	(1,501)	—	(1,501)
Share-based compensation	—	—	10,659	—	—	10,659	—	10,659
Net loss	—	—	—	—	(684)	(684)	(11,719)	(12,403)
Impact on retained earnings related to ASC 606 adoption	—	—	—	—	1,036	1,036	—	1,036
Cumulative translation adjustment	—	—	—	(1,003)	—	(1,003)	(797)	(1,800)
Contributions from noncontrolling interest	—	—	—	—	—	—	24,000	24,000
Balance, March 31, 2019	$62	$(66,240)	$230,234	$(563)	$122,940	$286,433	$159,052	$445,485

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss including noncontrolling interest	$(16,317)	$(12,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,538	24,159
Share-based compensation expense	7,732	10,659
Deferred income taxes, net	85	252
Gain on disposal of property and equipment	(206)	(8)
Impairment of privately-held investment	600	—
Changes in assets and liabilities:
Accounts receivable, net	6,826	5,122
Inventories	(14,660)	(17,748)
Other current and long-term assets	2,715	(2,399)
Accounts payable	(3,366)	6,039
Income taxes payable	(1,256)	(245)
Accrued and other liabilities	6,332	9,728
Net cash provided by operating activities	22,023	23,156
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(33,417)	(31,402)
Purchases of property and equipment in JV Company	(15,787)	(58,509)
Purchase of intangible assets	—	(405)
Proceeds from sale of property and equipment	295	21
Government grant related to equipment in JV Company	1,254	—
Net cash used in investing activities	(47,655)	(90,295)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	—	24,000
Withholding tax on restricted stock units	(1,398)	(1,946)
Proceeds from exercise of stock options and ESPP	1,727	1,278
Payment for repurchases of common shares	—	(1,501)
Proceeds from borrowings	49,146	67,479
Repayments of borrowings	(25,768)	(9,393)
Principal payments on finance leases	(7,213)	(2,440)
Net cash provided by financing activities	16,494	77,477
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(636)	(573)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,774)	9,765
Cash, cash equivalents and restricted cash at beginning of period	124,295	131,724
Cash, cash equivalents and restricted cash at end of period	$114,521	$141,489

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid (fiscal year 2019 amount is presented as revised, see Note 1)	$15,911	$32,738

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
Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020 or any other interim period. The condensed consolidated balance sheet at June 30, 2019 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

During the nine months ended March 31, 2020, the Company corrected the corresponding amount for the nine months ended March 31, 2019 of property and equipment purchased but not yet paid in the supplemental disclosures of non-cash investing and financing information by decreasing the amount by $18.1 million from $50.8 million to $32.7 million. This disclosure change had no effect on the consolidated statements of operations and cash flows for the nine months ended March 31, 2019. In addition, the Company recorded the out-of-period adjustments for its headquarters' lease renewal. See Note 6, Leases, for details. The impact of the adjustments on the previously issued consolidated financial statements was insignificant.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company’s ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for our products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors. On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world where the Company has operations, including quarantines, and “stay-at-home” orders, closure of all business not deemed "essential", practice of social distancing when engaging in essential activities and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In response to these steps, the Company took proactive, aggressive actions from the earliest signs of the COVID-19 outbreak in China to adopt policies and protocols at its locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

travel. As the COVID-19 pandemic reached the U.S. and federal and state authorities imposed “stay-at-home” orders, the Company has taken similar proactive and aggressive actions in California, Oregon and Texas where the Company has business activities in order to protect the health and safety of its employees. The Company has considered the economic implications of the COVID-19 pandemic in making critical and significant accounting estimates.

COVID-19 has had a negative impact on business activity across the globe. As a result of COVID-19, the Company has experienced a decline in the demand for its products, as customers reduce orders in response to a slowdown in consumer spending and shifting market trends. The Company expects declining demand in categories such as smartphones, power supply and industrial as business activity decelerates across the globe. These declines might be partially offset by increasing demand in the markets for notebooks, PCs and gaming devices as more consumers are staying and working from home. The extent to which the COVID-19 pandemic may impact the Company's business will depend on future developments which are uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, the Covid-19 pandemic may have a negative impact on the Company's sales and results of operations, the size and duration of which is difficult to predict. The Company will continue to actively monitor the situation and may take further actions altering its business operations that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Leases

On July 1, 2019, the Company adopted Topic 842, Leases, using the modified retrospective method. Results for reporting periods beginning after July 1, 2019 were presented under Topic 842, while prior period amounts were not adjusted and continue to be reported on a historical basis as permitted under Topic 840.

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

The Company elected the practical expedient permitted under the transition guidance, which allowed the Company to carryforward its historical lease classifications, make an assessment on whether a contract was or contains a lease, and determine initial direct costs for any leases that existed prior to July 1, 2019. The Company elected to combine its lease and non-lease components as a single lease component for all asset classes.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease expense is generally recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less.

See Note 6 for further details.

Revenue recognition

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

Joint Venture

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the Company executed an agreement with two strategic investment funds owned by the Municipality of Chongqing, China (the "Chongqing Funds") to form a joint venture, (the "JV Company"), for a new state-of-the-art power semiconductor packaging, testing and wafer fabrication facility in Liangjiang New Area of Chongqing (the "Joint Venture"). As of March 31, 2020, the Company owns 51%, and the Chongqing Funds own 49% of the equity interest in the JV Company. The Joint Venture is accounted for under the provisions of the consolidation guidance since the Company has a controlling financial interest. The JV Company has continued ramping up its production of assembly and testing during the nine months ended March 31, 2020. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility, and continued ramping up production during the nine months ended March 31, 2020.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as economic implications of the COVID-19 pandemic.
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
Restricted Cash

As a condition of the loan agreement, the Company is required to keep a compensating balance at the issuing bank (see Note 5). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of March 31, 2020 and June 30, 2019, the amount of restricted cash was $4.3 million and $2.4 million, respectively.
Fair Value of Financial Instruments

The fair value of cash equivalents is based on observable market prices which have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of short-term bank deposits. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term maturities. The carrying value of the company's debt is considered a reasonable estimate of fair value which is estimated by considering the current rates available to the Company for debt of the same remaining maturities, structure and terms of the debts.
Impairment of Privately-held Investment

During fiscal year 2017, the Company purchased shares of common stock in a privately-held company at a total investment cost of $0.6 million. The Company made the investment because it viewed the privately-held company as having strategic technology and a business that would complement the Company's technological capabilities and help create an opportunity for the Company to sell its products. The Company accounted for the investment on a cost basis. During the quarter ended March 31, 2020, the Company recorded an impairment charge of $0.6 million in connection with this investment as the Company concluded the impairment to be other-than-temporary.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, research and development credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense or a reduction of the cost of the related asset, or as other income.

During the three and nine months ended March 31, 2020, the Company reduced interest expense by $0.7 million and $4.1 million, property, plant and equipment by $0 and $1.3 million, and operating expenses by $1.8 million and $2.0 million, respectively. During the three and nine months ended March 31, 2019, the Company reduced interest expense by $0.1 million each.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred during the March 2020 quarter. These factors included continued operating losses, a decrease in the Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of March 31 2020. Some of the more significant assumptions used in the estimated future cash flows include net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, and long-term growth rates that appropriately reflects the risks inherent in the future cash flow stream. The Company selected the assumptions used in the financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Therefore, the Company concluded that the carrying amount of the long-lived assets is recoverable.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Net Loss Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss attributable to Alpha and Omega Semiconductor Limited	$(6,495)	$(1,555)	$(6,491)	$(684)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	24,894	24,084	24,711	23,938
Diluted:
Weighted average number of common shares used to compute basic net loss per share	24,894	24,084	24,711	23,938
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	—	—
Weighted average number of common shares used to compute diluted net loss per share	24,894	24,084	24,711	23,938
Net loss per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.26)	$(0.06)	$(0.26)	$(0.03)
Diluted	$(0.26)	$(0.06)	$(0.26)	$(0.03)

The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,038	2,225	2,043	2,220
ESPP	627	891	782	988
Total potential dilutive securities	2,665	3,116	2,825	3,208

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

In the past, the Company shipped its product indirectly to Huawei and its affiliates (collectively, “Huawei”) through distributors. Typically, the Company sold its products to distributors who then sold to original design manufacturers (“ODMs”) that incorporated our products into end applications that were then shipped to Huawei. While distributor point of sale reports summarize distributor sales to ODMs, the Company must make certain assumptions and estimates in order to determine the amount of revenues attributed to indirect shipment to Huawei.  During the fiscal year ended June 30, 2019, the estimated revenues attributed to indirect shipments to Huawei were approximately 2% of total revenues. During the period from May 2019 to December 2019, estimated revenues earned by the Company from shipments indirectly made to Huawei were in the range of $11 million to $13 million. The Company has not shipped any products to Huawei after December 31, 2019. See Note 10.
Summarized below are individual customers whose revenue or accounts receivable balances were more than 10% of the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2020	2019	2020	2019
Customer A	27.5%	26.8%	29.2%	28.4%
Customer B	36.4%	36.2%	36.2%	37.3%

	March 31, 2020	June 30, 2019
Percentage of accounts receivable
Customer A	*	12.1%
Customer B	22.3%	19.7%
Customer C	22.3%	18.1%
Customer D	*	13.3%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	March 31, 2020	June 30, 2019
	(in thousands)
Accounts receivable	$50,014	$48,401
Less: Allowance for price adjustments	(32,514)	(24,075)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$17,470	$24,296

Inventories:

	March 31, 2020	June 30, 2019
	(in thousands)
Raw materials	$56,750	$59,076
Work in-process	55,606	38,214
Finished goods	15,039	14,353
	$127,395	$111,643

Other current assets:

	March 31, 2020	June 30, 2019
	(in thousands)
VAT receivable	$27,165	$30,769
Other prepaid expenses	1,958	2,745
Prepaid insurance	900	939
Prepaid maintenance	593	481
Prepayment to supplier	769	583
Prepaid income tax	1,140	267
Customs deposit	162	114
Lease financing cost	—	825
Interest receivable	1,339	379
Payroll tax receivable	492	—
	$34,518	$37,102

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, plant and equipment, net:

	March 31, 2020	June 30, 2019
	(in thousands)
Land	$4,877	$4,877
Building	58,640	36,205
Manufacturing machinery and facility equipment	440,823	303,750
Equipment and tooling	25,211	20,739
Computer equipment and software	38,651	34,048
Office furniture and equipment	3,368	3,243
Leasehold improvements	68,015	53,597
Land use rights	8,480	8,760
	648,065	465,219
Less: accumulated depreciation	(280,269)	(252,982)
	367,796	212,237
Equipment and construction in progress	44,522	197,500
Property, plant and equipment, net	$412,318	$409,737

Intangible assets, net:

	March 31, 2020	June 30, 2019
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(2,926)	(2,842)
	16,529	16,613
Goodwill	269	269
Intangible assets, net	$16,798	$16,882

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products.  As of March 31, 2020, the Company recorded $16.2 million of intangible assets related to STMicro. The Company begins amortizing such license fees when the technology has met the Company's qualification and is ready for its intended use in production.

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,
2020 (Remaining)	$28
2021	2,548
2022	3,360
2023	3,286
2024	3,249
Thereafter	4,058
$16,529

Other long-term assets:

	March 31, 2020	June 30, 2019
	(in thousands)
Prepayments for property and equipment	$3,747	$4,846
Investment in a privately held company	100	700
Lease financing costs	—	1,758
Customs deposit	886	980
Other long-term deposits	839	889
Office leases deposits	1,039	1,031
Other	170	413
	$6,781	$10,617

Accrued liabilities:

	March 31, 2020	June 30, 2019
	(in thousands)
Accrued compensation and benefits	$16,772	$16,385
Warranty accrual	672	623
Stock rotation accrual	3,307	1,921
Accrued professional fees	5,261	1,721
Accrued inventory	487	857
Accrued facilities related expenses	1,995	4,233
Accrued financing lease costs	705	728
Accrued property, plant and equipment	9,745	11,527
ESPP payable	1,913	585
Customer deposit	2,556	351
Other accrued expenses	7,159	5,144
	$50,572	$44,075

The activities in the warranty accrual, included in accrued liabilities, are as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$623	$535
Additions	852	189
Utilization	(803)	(69)
Ending balance	$672	$655

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$1,921	$1,750
Additions	7,413	3,589
Utilization	(6,027)	(3,616)
Ending balance	$3,307	$1,723

Other long-term liabilities:

	March 31, 2020		June 30, 2019
	(in thousands)
Customer deposits	$8,000	*	$10,000	*
Computer software liabilities	2,356		3,701
Other	—		220
Other long-term liabilities	$10,356		$13,921

* Customer deposits are from Customer A and Customer B for securing future product shipments from the Company. The Company reclassified $2.0 million of the customer deposit to short term accrued liabilities during the nine months ended March 31, 2020 since the repayment of this amount is due within a year.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Bank Borrowings

Short-term borrowings

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately Chinese Renminbi (RMB) 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. As of March 31, 2020, there was no outstanding balance under the loan.

On September 23, 2019, the JV Company entered into a short term revolving loan agreement with China Everbright bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019, at varying interest rates, with either RMB or USD. Interest payments with the entire principal are due no later than 90 days from each borrowing date. The loan expired in April 2019. In January and February 2020, the JV Company borrowed $1.6 million and $5.5 million, respectively, under this loan. Interest payments with the entire principal were due on April 7, 2020 and May 3, 2020. As of March 31, 2020, the total outstanding balance under the loan was $7.1 million.

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for RMB 20 million, or $3.0 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019, at a fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. The loan expired in April 2019. As of March 31, 2020, there was no outstanding balance under the loan.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of March 31, 2020, the outstanding balance under the loan was $14.1 million.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In October 2019, this line of credit was renewed with the same terms and a maturity date of September 30, 2020. As of March 31, 2020, there was no outstanding balance under the line of credit.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries ("the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month LIBOR plus 1.75% per annum. This agreement, with certain financial covenants required, has no expiration date. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. The Borrower was in compliance with these covenants as of March 31, 2020. During the three months ended March 31, 2020, the Company borrowed $8.0 million and repaid this amount in full. As of March 31, 2020, there was no outstanding balance and the Company had unused credit of approximately $30.0 million.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and The Export-Import Bank of China (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. As of March 31, 2020, the outstanding balance under the Agreement was 325.0 million RMB (equivalent of $45.8 million based on the currency exchange rate as of March 31, 2020), which was recorded under short-term and long-term finance lease liabilities.

See future minimum lease payment table for finance lease liabilities in Note 6.

Long-term debt

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the London Interbank Offered Rate ("LIBOR") rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of March 31, 2020, the outstanding balance of the loan was $24.0 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangement, RMB 14 million (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. In October 2019, the Company repaid RMB 3.0 million. As of March 31, 2020, the outstanding balance of the loan was RMB 197 million (equivalent of $27.8 million based on the currency exchange rate as of March 31, 2020).

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of March 31, 2020. As of March 31, 2020, the outstanding balance of the term loan was $16.2 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh was required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of March 31, 2020. As of March 31, 2020, the outstanding balance of the term loan was $18.6 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2020 (Remaining)		$9,648
2021		28,641
2022		20,022
2023		28,511
2024		12,082
Thereafter		8,881
Total principal of debts		107,785
Less: debt issuance costs		(768)
Total principal of debt, less debt issuance costs		$107,017

	Short-term Debt	Long-term Debt
Principal amount	$33,099	$74,686
Less: debt issuance costs	(287)	(481)
Total debt, less debt issuance costs	$32,812	$74,205

6. Leases

Under Topic 842, the Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities - long-term on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the consolidated balance sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China. See Note 5 - Bank Borrowings for details. The Company does not record leases on the condensed consolidated balance sheet with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the period presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended March 31, 2020
Operating Leases:
Fixed rent expense	$4,480
Variable rent expense	623
Finance Lease:
Amortization of equipment	2,304
Interest	2,142
Short-term leases
Short-term lease expenses	224
Total lease expenses	$9,773

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

March 31, 2020
Operating Leases:
ROU assets associated with operating leases	$32,739
Finance Lease:
Property, plant and equipment, gross	$104,109
Accumulated depreciation	(85,967)
Property, plant and equipment, net	$18,142

Weighted average remaining lease term (in years)
Operating leases	9.99
Finance lease	2.97

Weighted average discount rate
Operating leases	4.48%
Finance lease	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

Nine Months Ended March 31, 2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,828
Operating cash flows from finance lease	$2,142
Financing cash flows from finance lease	$7,213

Non-cash increase in right-of-use operating lease assets *	$16,009

* This relates to the Company's headquarters' office lease renewal in September 2019. See below for details.

Future minimum lease payments are as follows as of March 31, 2020 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Operating Leases	Finance Leases
The remainder of 2020	$1,339	$4,444
2021	5,090	17,229
2022	4,624	16,386
2023	4,315	11,877
2024	3,934	—
2025	3,514	—
Thereafter	20,663	—
Total minimum lease payments	43,479	49,936
Less amount representing interest	(9,392)	(4,138)
Total lease liabilities	$34,087	$45,798

Prior to the adoption of the new lease standard, future minimum lease payments as of June 30, 2019 were as follows (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
2020	$4,357	$14,219
2021	1,741	17,799
2022	1,164	16,928
2023	894	12,269
2024	1,002	—
Thereafter	149	—
Total minimum lease payments	9,307	61,215
Less amount representing interest	—	(6,479)
Total lease liabilities	$9,307	$54,736

In September 2019, the Company modified its headquarters' office lease located in Sunnyvale, California for an additional 10-year term extension from its original scheduled expiration date in April 2020. During the three months ended March 31, 2020, the Company discovered that the operating lease right-of-use assets and operating lease liabilities relating to this lease were each understated by approximately $16.0 million, which was considered immaterial to previously issued quarterly reports on Form 10-Q as of September 30, 2019 and December 31, 2019. The impact of the correction on the previously issued consolidated statements of operations and cash flows was insignificant. Non-cash disclosure of the increase in right-of-use operating lease assets for the both three months ended September 2019 and six months ended December 2019 was increased from $0 to $16.0 million. The impact of the correction on the respective balance sheets was as follows (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019			December 31, 2019
	Amounts as reported	Adjustments	Amounts as corrected	Amounts as reported	Adjustments	Amounts as corrected

Operating lease right-of-use assets	$19,362	$16,009	$35,371	$18,667	$15,709	$34,376
Total assets	$749,912	$16,009	$765,921	$763,140	$15,709	$778,849

Operating lease liabilities - Short-term	$3,767	$620	$4,387	$3,282	$858	$4,140
Total current liabilities	$189,451	$620	$190,071	$184,151	$858	$185,009
Operating lease liabilities - Long-term	$15,815	$16,054	$31,869	$15,559	$15,778	$31,337
Total liabilities	$312,359	$16,054	$328,413	$322,990	$15,778	$338,768

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

During the nine months ended March 31, 2020, the Company did not repurchase any shares from the open market. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares from the open market for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 145,428 shares with a weighted average repurchase price of $10.32 per share, were reissued at an average price of $5.30 per share pursuant to option exercises and vested restricted share units. As of March 31, 2020, approximately $13.4 million remained available under the Repurchase Program.
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities for the nine months ended March 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225
Granted	483,947	$8.41
Vested	(416,415)	$13.60
Forfeited	(21,125)	$13.61
Nonvested at March 31, 2020	952,748	$11.42	1.85	$6,107,115

Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of each performance period. The Company estimated the grant date fair values of its MSUs with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.1 million and $0.4 million of expenses for these MSUs during the three and nine months ended March 31, 2020, respectively, and approximately $0.1 million and $0.5 million during the three and nine months ended March 31, 2019, respectively.

Performance-based Restricted Stock Units ("PRSUs")

The Company granted performance-based RSUs (“PRSUs”) to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.4 million and $1.1 million of expense for these PRSUs during the three and nine months ended March 31,

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2020, respectively, and approximately $0.8 million and $2.2 million during the three and nine months ended March 31, 2019, respectively.
The following table summarizes the Company's PRSUs activities for the nine months ended March 31, 2020:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Granted	155,000	$7.36
Vested	(110,659)	$16.68
Forfeited	(80,354)	$11.69
Nonvested at March 31, 2020	560,711	$11.92	1.89	$3,594,158
Stock Options
The Company did not grant any stock options during the three and nine months ended March 31, 2020 and 2019. The number of options expected to vest is the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The following table summarizes the Company's stock option activities for the nine months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2019	876,478	$10.98	3.06	$758,871
Exercised	(2,500)	$10.50		$4,726
Canceled or forfeited	(55,000)	$15.00
Outstanding at March 31, 2020	818,978	$10.71	2.48	$—
Options vested and expected to vest	818,978	$10.71	2.48	$—
Exercisable at March 31, 2020	818,978	$10.71	2.48	$—

Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2020
Volatility rate	46.4%
Risk-free interest rate	1.6%
Expected term	1.3 years
Dividend yield	0%

Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of goods sold	$357	$494	$1,197	$1,532
Research and development	991	555	1,987	1,929
Selling, general and administrative	1,528	2,063	4,548	7,198
	$2,876	$3,112	$7,732	$10,659

As of March 31, 2020, total unrecognized compensation cost under the Company's equity plans was $10.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

8. Income Taxes

The Company recognized income tax benefit of approximately $1.0 million and income tax expense of $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit of $1.0 million for the three months ended March 31, 2020 included a $1.3 million discrete tax benefit, $1.1 million of which related to re-measuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the "U.S. Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”), and $0.2 million of which primarily related to a prior year reserve release. The income tax expenses of $0.6 million for the three months ended March 31, 2019 included a $0.2 million discrete tax benefit principally related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the three months ended March 31, 2020 and 2019 was (2.3)% and (14.8)%, respectively. The changes in the tax expense between the periods resulted primarily from the discrete tax benefit resulting from the tax law changes resulting from the CARES Act as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company recognized income tax benefit of approximately $0.04 million and income tax expense of $1.9 million for the nine months ended March 31, 2020 and 2019, respectively. The income tax benefit of $0.04 million for the nine months ended March 31, 2020 included a $1.3 million discrete tax benefit, $1.1 million of which related to remeasuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million of which related to a prior year reserve release. The income tax expense of $1.9 million for the nine months ended March 31, 2019 included a $0.1 million discrete tax benefit principally related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the nine months ended March 31, 2020 and 2019 was (7.4)% and (19.2)%, respectively. The changes in the tax expense between the periods resulted primarily from the discrete tax benefit resulting from the tax law changes resulting from the CARES Act as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2020 remain open to examination by U.S. federal and state tax authorities. The tax years 2012 to 2020 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2020, the gross amount of unrecognized tax benefits was approximately $7.2 million, of which $4.2 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. In November 2019 the en banc rehearing petition was denied, and Altera has asked the Supreme Court for a judicial review. Due to the uncertainty surrounding the status of the current regulations and questions related to the scope of potential benefits, the Company has not recorded any benefit as of March 31, 2020. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Hong Kong	$90,050	$87,143	$280,396	$265,914
China	13,607	18,834	46,690	63,991
South Korea	1,861	260	10,130	568
United States	830	1,684	2,829	5,624
Other countries	504	1,146	2,469	2,967
	$106,852	$109,067	$342,514	$339,064

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Power discrete	$89,932	$89,936	$291,964	$275,485
Power IC	15,699	17,631	46,078	56,430
Packaging and testing services	1,221	1,500	4,472	7,149
	$106,852	$109,067	$342,514	$339,064

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020	June 30, 2019
	(in thousands)
China	$312,345	$321,145
United States	99,206	87,817
Other Countries	767	775
	$412,318	$409,737

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of March 31, 2020 and June 30, 2019, the Company had approximately $57.2 million and $59.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts and packaging and testing services, and approximately $23.1 million and $33.8 million, respectively, of capital commitments for the purchase of property and equipment and EPC construction.
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
As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2019, the U.S. Department of Justice ("DOJ") commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents and information from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019.  The Company is currently working with DOC to resolve this issue.  Given the case is in relatively early stages and still ongoing, the Company cannot estimate the reasonably possible loss or range of loss that may occur.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter.  In addition, the Company is unable to predict, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliate. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the actions seek to recover compensatory damages and other damages and attorney’s fees and costs. On March 20, 2020, the court issued a summons to the Defendants. On March 25, 2020, the court scheduled a conference for July 1, 2020 to consider any motions for appointment of lead plaintiff and lead counsel. The Company believes the claims in the Gray Action are without merit and intends to vigorously defend this litigation. Given the case is in its early stages and still on going, the Company cannot estimate the reasonably possible loss or range of loss that may occur.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2020 and June 30, 2019.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan of a maximum of RMB 100 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020). In April 2020, the JV Company borrowed RMB 20 million, or $2.8 million based on the currency exchange rate between RMB and U.S. Dollar on April 16, 2020, at a fixed interest rate of 5.1375% per annum. Interest payments are due on the 20th of each month, and the entire principal is due on April 16, 2021.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million, (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,100 products, and has grown significantly with the introduction of 200 new products in each of the fiscal years ended June 30, 2019 and 2018, respectively, and over 80 new products in fiscal year 2017. During the nine months ended March 31, 2020, we introduced an additional 132 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 812 patents and 88 patent applications in the United States as of March 31, 2020. We also have a total of 838 foreign patents, which primarily were based on our research and development efforts through March 31, 2020. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, flat panel TVs, LED lighting, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The JV Company has been ramping up its production of assembly and testing in the past few quarters, and commenced limited mass production at the 12-inch wafer fabrication facility in the quarter ended September 30, 2019. As a result of the coronavirus disease (“COVID-19”) outbreak and the resulting lockdowns and significant supply chain disruption in China during the quarter ended March 31, 2020, the JV Company continued its production at a reduced volume as compared to the prior quarter. During the three and nine months ended March 31, 2020, we recorded $3.4 million and $9.8 million in net loss attributable to the noncontrolling interest in the JV Company. For the quarter ending June 30, 2020, in response to the surging demand in the computing market, we expect the JV Company to sequentially increase its production of its

12” wafer fabrication and assembly and test. However, the impact of the global COVID-19 pandemic and related economic downturn is highly uncertain and subject to change, and we cannot predict at this time with certainty as to when governmental orders and restrictions will be lifted and how global and regional economic conditions will evolve and affect our supply chain and market demand beyond the quarter ending June 30, 2020. Therefore, currently we are not able to determine the timeframe as to when the JV Company will complete ramp-up activities to commence full production of the Phase 1 of this joint venture project, and we are not able to estimate the amount of additional expenses that we will incur to reach full production. We will continue to monitor and evaluate market conditions closely during this period and implement aggressive measures in response to the changing environment as necessary to achieve an optimal production level at the JV Company. In the long-term, we expect the joint venture to provide much needed capacity to support our future growth, enhance our market positions in China, and drive improvements in capital expenditures.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  As of March 31, 2020, we recorded $16.2 million of intangible assets on our condensed consolidated balance sheets. We begin amortizing such license fees when the technology has met our qualification and is ready for its intended use in production.

During the third quarter of fiscal year of 2020, we released a new intelligent power module, AIM702H50B, specialized for low-power BLDC motor drives system such as fan motors in home appliances and air-conditioners that require highly compact size with reliable and efficient design allowance. The new IPM7 series consists of advanced super junction MOSFETs designed for motor drive and high voltage gate driving ICs with an integrated bootstrap circuit in a new ultra-compact surface mountable package. Also, we released 700V and 600V αaMOS5™ Super Junction MOSFET families in SMD-type DFN5x6 and DFN8x8 packages. αaMOS5 is our latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications. During the second quarter of fiscal year of 2020, we introduced the AOZ8621UNI, a series of Transient Voltage Suppressor (TVS) for VBUS protection using the latest high-surge TVS platform. This new series is ideal for USB Type-C Power Delivery, including but not limited to laptops and smartphones. In addition, we introduced AOZ6682CI and AOZ6683CI which offer high efficiency over the full load range, allowing greener power conversion for a variety of consumer electronics applications such as LCD TVs, set-top boxes, high definition Blu-rayTM Disc Players and Networking terminals. During the first quarter of fiscal year of 2020, we introduced the “Source Down” in a DFN 5x6 package in combination with a 40V Shield-Gate Technology (AlphaSGT™). Our innovative flip-chip know-how achieves the Source Down capability and this packaging technology offers a very low package resistance and inductance. The AOE66410 is ideally suited in telecommunications applications for secondary rectification, in half bridge configuration for BLDC motor applications, and battery management where paralleling is important. In addition, we introduced the TO-Leadless (TOLL) package in combination with a 60V and 100V Shield-Gate Technology providing the highest current capability in its voltage class. The TOLL package has the highest current capacity due to our innovative technology, which utilizes a clip to achieve the in-rush current. The TOLL packaging technology offers a very low package resistance and inductance due to the clip technology when compared to other TO-Leadless packages. This packaging technology uses a standard wire-bonding technology which enables improved EMI performance.

Impact of COVID-19 Pandemic to our Business

Our business operations have been negatively impacted by the global COVID-19 pandemic and the resulting economic downturn. Numerous governmental jurisdictions, including the States of California, Oregon and Texas in the U.S. and countries throughout the Asia pacific region have imposed “stay-at-home” orders, quarantines, travel bans and similar governmental orders and restrictions to control the spread of COVID-19. Such orders and restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.

As a result of the COVID-19 pandemic and the global economic downturn, we have experienced a decline in the demand for our products, as our customers reduce orders in response to a slowdown in consumer spending and shifting market trends. In particular, we expect declining demand in categories such as smartphones, power supply and industrial as business activity decelerates across the globe, which may be offset by increasing demand in the markets for notebooks, PCs and gaming devices as more consumers are staying at and working from home. While we expect the reduction of demand will negatively impact our revenue and results of operations in the short term, we cannot predict the long-term economic and financial impact of the COVID-19 pandemic, including when the various government restrictions will be eased or lifted and how the market will respond to such decisions.

In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we took proactive, aggressive actions from the earliest signs of the COVID-19 outbreak in China to adopt policies and protocols at our locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. Recently, as the COVID-19 pandemic reached the U.S., and federal and state authorities imposed “stay-at-home” orders, we have taken similar proactive and aggressive actions in California, Oregon and Texas where we have business activities in order to protect the health and safety of our employees, while maintaining our core operations. We expect these measures will result in difficulties and logistical challenges in our business operations, and in some cases, reduce the productivity of our workforce and cause disruptions and delays in shipping products to our customers.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. The ultimate effects that any such alterations or modifications may have on our business are not clear, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of calendar year 2020.
Other Factors affecting our performance

In addition to the impact of the COVID-19 pandemic as described above, our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We are incurring an increase in operating expenses due to the additional costs associated with pre-production and production ramp-up activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business, both of which have had a significant impact on our financial performance. The JV Company has continued ramping up its production of assembly and testing during the nine months ended March 31, 2020. In July 2019, we commenced limited mass production at the 12-inch wafer fabrication facility, and continued ramping up during the nine months ended December 31, 2019. We expect the JV Company’s ramp-up activities will decline as a result of the significant disruption to global commerce and financial markets due to the COVID-19 pandemic and various “stay-at-home” orders and restrictions imposed by government authorities. As a result of the COVID-19 outbreak and the resulting lockdowns and significant supply chain disruption in China during the quarter ended March 31, 2020, the JV Company continued its production at a reduced volume as compared to the prior quarter. For the quarter ending June 30, 2020, in response to the surging demand in the computing market, we expect the JV Company to sequentially increase its production of its 12” wafer fabrication and assembly and test. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. Certain of such pre-production costs could be capitalized under U.S. GAAP accounting. However, the majority of such pre-production costs and all of the production ramp-up costs cannot be capitalized, and such costs have and may continue to have a negative impact on our profitability. We do not expect to incur pre-production costs after July 2019 as the JV Company has commenced limited mass production.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations. Our revenue from the PC market accounted for approximately 44.2% and 47.5% of our total revenue for the three months ended March 31, 2020 and 2019, respectively and 41.5% and 46.6% of our total revenue for the nine months ended March 31, 2020 and 2019, respectively. The PC markets have experienced a modest global decline in recent year due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. While recently we have experienced an increase of demand in PC market due to the impact of the COVID-19 pandemic, we cannot predict whether and how long such trend will continue. A decline of the PC market may have negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. Our failure to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and our inability to continue to expand our serviceable markets, could adversely affect our financial performance, including loss of market share. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. However, the ramp-activities and production schedule of our JV Company have been impacted by the COVID-19 pandemic and related events, as discussed above. Even if we are able to ramp up the operation of the JV Company timely, we may not be successful in acquiring a sufficient number of new customers to offset additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies, lack of control over our operations and the general economic conditions in Chongqing and China.
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

Regulatory Development: As previously disclosed in our Form 10-Q for the quarter ended December 31, 2019, the U.S. Department of Justice commenced an investigation into the Company’s compliance with export control regulations relating to certain business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019.  In connection with this investigation, DOC has requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company is currently working with DOC to resolve this issue.  Accordingly, we expect the financial performance will be negatively impacted by the Huawei shipment interruption until such time when DOC permits us to continue shipment to Huawei. There is no guarantee that DOC will agree to permit us to resume shipment to Huawei on a timely basis, or at all, and we may not be able to acquire new or additional customers or demand to offset such loss of shipment. Our failure to do so will negatively impact our revenue and profitability. Furthermore, the Company is expected to incur significant costs and expenses, including legal fees, in connection with the government investigation, which may reduce our profitability and margin. See “Risk Factor-The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations”.
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

Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs and other expenses for general and administrative functions as well as costs for outside professional services, including legal, audit and accounting services. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures as well as incur less pre-production costs due to the commencement of mass production in our JV Company.
Impairment of privately-held investment

During fiscal year 2017, we purchased shares of common stock in a privately-held company at a total cost of $0.6 million. We accounted for the investment on a cost basis. During the quarter ended as of March 31, 2020, we recorded impairment charges of $0.6 million in connection with this investment as we concluded the impairment to be other-than-temporary.
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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2020 and 2019. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$106,852	$109,067	100.0%	100.0%	$342,514	$339,064	100.0%	100.0%
Cost of goods sold	84,393	83,438	79.0%	76.5%	268,717	251,322	78.5%	74.1%
Gross profit	22,459	25,629	21.0%	23.5%	73,797	87,742	21.5%	25.9%
Operating expenses
Research and development	13,569	11,417	12.7%	10.5%	38,084	35,401	11.1%	10.4%
Selling, general and administrative	16,909	17,947	15.8%	16.5%	47,723	58,403	13.9%	17.2%
Impairment of privately-held investment	600	—	0.6%	—%	600	—	0.2%	—%
Total operating expenses	31,078	29,364	29.1%	27.0%	86,407	93,804	25.2%	27.6%
Operating loss	(8,619)	(3,735)	(8.1)%	(3.5)%	(12,610)	(6,062)	(3.7)%	(1.7)%
Interest expense and other income (loss), net	(2,282)	(1,595)	(2.1)%	(1.5)%	(3,744)	(4,455)	(1.1)%	(1.3)%
Loss before income taxes	(10,901)	(5,330)	(10.2)%	(5.0)%	(16,354)	(10,517)	(4.8)%	(3.0)%
Income tax expense (benefit)	(1,015)	625	(0.9)%	0.6%	(37)	1,886	—%	0.6%
Net loss including noncontrolling interest	(9,886)	(5,955)	(9.3)%	(5.6)%	(16,317)	(12,403)	(4.8)%	(3.6)%
Net loss attributable to noncontrolling interest	(3,391)	(4,400)	(3.2)%	(4.0)%	(9,826)	(11,719)	(2.9)%	(3.5)%
Net loss attributable to Alpha and Omega Semiconductor Limited	$(6,495)	$(1,555)	(6.1)%	(1.6)%	$(6,491)	$(684)	(1.9)%	(0.1)%
Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$357	$494	0.3%	0.5%	$1,197	$1,532	0.3%	0.5%
Research and development	991	555	0.9%	0.5%	1,987	1,929	0.6%	0.6%
Selling, general and administrative	1,528	2,063	1.4%	1.9%	4,548	7,198	1.3%	2.1%
Total	$2,876	$3,112	2.6%	2.9%	$7,732	$10,659	2.2%	3.2%

Three and Nine Months Ended March 31, 2020 and 2019
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$89,932	$89,936	$(4)	—%	$291,964	$275,485	$16,479	6.0%
Power IC	15,699	17,631	(1,932)	(11.0)%	46,078	56,430	(10,352)	(18.3)%
Packaging and testing services	1,221	1,500	(279)	(18.6)%	4,472	7,149	(2,677)	(37.4)%
	$106,852	$109,067	$(2,215)	(2.0)%	$342,514	$339,064	$3,450	1.0%

Total revenue was $106.9 million for the three months ended March 31, 2020, a decrease of $2.2 million, or 2.0%, as compared to $109.1 million for the same quarter last year. The decrease was primarily due to a decrease of $1.9 million in sales of power IC products and a decrease of $0.3 million in revenue of packaging and testing services, primarily as a result of reduction of customer demand caused by the global COVID-19 pandemic and related economic impact. The decrease in power discrete and power IC product sales was primarily due to a 8.5% decrease in unit shipments, partially offset by a 7.4% increase in average selling price as compared to the same quarter last year due to a shift in product mix. The decrease in revenue of packaging and testing services for the three months ended March 31, 2020 as compared to the same quarter last year was primarily due to decreased demand.

Total revenue was $342.5 million for the nine months ended March 31, 2020, an increase of $3.5 million, or 1.0%, as compared to $339.1 million for the same period last year. The increase was primarily due to an increase of $16.5 million in sales of power discrete, partially offset by a decrease of $10.4 million in sales of power IC sales products. The net increase in power discrete and power IC product sales was primarily due to a 11.8% increase in average selling price as compared to the same period of last year mainly due to a shift in product mix, partially offset by a 8.9% decrease in unit shipments. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2020 as compared to the same period last year was primarily due to decreased capacity to provide these services externally.

Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$84,393	$83,438	$955	1.1%	$268,717	$251,322	$17,395	6.9%
Percentage of revenue	79.0%	76.5%			78.5%	74.1%

Gross profit	$22,459	$25,629	$(3,170)	(12.4)%	$73,797	$87,742	$(13,945)	(15.9)%
Percentage of revenue	21.0%	23.5%			21.5%	25.9%

Cost of goods sold was $84.4 million for the three months ended March 31, 2020, an increase of $1.0 million, or 1.1%, as compared to $83.4 million for the same quarter last year. The increase was primarily due to the limited mass production in our Chongqing joint venture. Gross margin decreased by 2.5 percentage points to 21.0% for the three months ended March 31, 2020 as compared to 23.5% for the same quarter last year. The decrease in gross margin was primarily as a result of low capacity utilization due to the commencement of limited mass production in our Chongqing joint venture during the three months ended March 31, 2020.

Cost of goods sold was $268.7 million for the nine months ended March 31, 2020, an increase of $17.4 million, or 6.9%, as compared to $251.3 million for the same period last year. The increase was primarily due to limited mass production in our Chongqing joint venture and the 1.0% increase of revenue. Gross margin decreased by 4.4 percentage points to 21.5% for the nine months ended March 31, 2020 as compared to 25.9% for the same period last year. The decrease in gross margin was primarily as of result of low capacity utilization due to the commencement of limited mass production in our Chongqing joint venture during the nine months ended March 31, 2020.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$13,569	$11,417	$2,152	18.8%	$38,084	$35,401	$2,683	7.6%
Research and development expenses were $13.6 million for the three months ended March 31, 2020, an increase of $2.2 million, or 18.8%, as compared to $11.4 million for the same quarter last year. The increase was primarily attributable to a $0.9 million increase in employee compensation and benefit expense mainly due to higher bonus and annual merit increase, a $0.8 million in increase in professional services expense as a result of higher consulting fees, and a $0.5 million increase in share-based compensation expense due to an increase in stock awards canceled during the September 2019 quarter.

Research and development expenses were $38.1 million for the nine months ended March 31, 2020, an increase of $2.7 million, or 7.6%, as compared to $35.4 million for the same period last year. The increase was primarily attributable to a $0.5 million increase in employee compensation and benefit expense mainly due to annual merit increase, partially offset by lower bonus accrual, a $1.3 million in increase in professional services expense as a result of higher consulting fees, a $0.7 million increase in depreciation expenses, and a $0.1 million increase in share-based compensation expense due to more grants in stock awards.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$16,909	$17,947	$(1,038)	(5.8)%	$47,723	$58,403	$(10,680)	(18.3)%
Selling, general and administrative expenses were $16.9 million for the three months ended March 31, 2020, a decrease of $1.0 million, or 5.8%, as compared to $17.9 million for the same quarter last year. The decrease was primarily due to the commencement of limited mass production at the 12-inch fab facility and continued ramping up the production of assembly and testing during the current quarter in the JV Company, resulting in significantly lower pre-production costs including a $2.7 million decrease in employee compensation and benefits expense and other costs. In addition, there was a $0.5 million decrease in share-based compensation expense due to an increase in stock awards canceled and $0.3 million of gain on disposal of property and equipment. The net decrease was partially offset by a $0.2 million increase in depreciation expenses and $2.4 million increase in legal expenses primarily due to government investigation.
Selling, general and administrative expenses were $47.7 million for the nine months ended March 31, 2020, a decrease of $10.7 million, or 18.3%, as compared to $58.4 million for the same period last year. The decrease was primarily due to the commencement of limited mass production at the 12-inch fab facility and continued ramping up the production of assembly and testing during the current period in the JV Company, resulting in significantly lower pre-production costs including a $11.1 million decrease in employee compensation and benefits expense and other costs. In addition, there was a $2.6 million decrease in share-based compensation expense due to an increase in stock awards canceled and $0.2 million of gain on disposal of property and equipment. The net decrease was partially offset by a $0.8 million increase in depreciation expenses and $2.7 million increase in legal expenses primarily due to government investigation.
Impairment of privately-held investment

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Impairment of privately-held investment	$600	$—	$600	100.0%	$600	$—	$600	100.0%

During the quarter of March 31, 2020, we recorded an other-than temporary impairment charge for our investment of $0.6 million in a privately-held start-up company. As of March 31, 2020, we have $0.1 million of privately-held investment.
Interest expense and other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(2,282)	$(1,595)	$(687)	43.1%	$(3,744)	$(4,455)	$711	(16.0)%

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the three and nine months ended March 31, 2020 as compared to the same period last year was primarily due to an interest refund from the Chinese government in the JV Company, partially offset by higher interest expense as a result of an increase in bank borrowings.
Interest income and others were primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and others, net during the three and nine months ended March 31, 2020 as compared to the same quarter last year was primarily due to lower foreign currency exchange losses as a result of the appreciation of USD against RMB.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$(1,015)	$625	$(1,640)	(262.4)%	$(37)	$1,886	$(1,923)	(102.0)%

For the three months ended March 31, 2020, the Company recognized income tax benefit of approximately $1.0 million, compared to income tax expense of $0.6 million for the three months ended March 31, 2019. The income tax benefit of $1.0 million for the three months ended March 31, 2020 included a $1.3 million discrete tax benefit, $1.1 million benefit of related to remeasuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million related to primarily a prior year reserve release. The tax expense of $0.6 million for the three months ended March 31, 2019 included a $0.2 million discrete tax benefit principally related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the three months ended March 31, 2020 and 2019 was (2.3)% and (14.8)%, respectively. The changes in the tax expense between the periods resulted primarily from the discrete tax benefit resulting from the tax law changes resulting from the CARES Act as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
For the nine months ended March 31, 2020, the Company recognized an income tax benefit of approximately $0.04 million, compared to income tax expense of $1.9 million for the nine months ended March 31, 2019. The tax benefit of $0.04 million for the nine months ended March 31, 2020 included a $1.3 million discrete tax benefit, a $1.1 million of which related to remeasuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million of which primarily related to a prior year reserve release. The tax expense of $1.9 million for the nine months ended March 31, 2019 included a $0.1 million discrete tax benefit principally related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the nine months ended March 31, 2020 and 2019 was (7.4)% and (19.2)%, respectively. The changes in the tax expense between the periods resulted primarily from the discrete tax benefit resulting from the tax law changes resulting from the CARES Act as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.
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

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million, (approximately $35.7 million based on currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China local one-year loan prime rate ("LPR") plus 1.3%.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan of a maximum of RMB 100 million (approximately $14.3 million based on the currency exchange rate between

RMB and U.S. Dollar on April 15, 2020). In April 2020, the JV Company borrowed RMB 20 million, or $2.8 million based on the currency exchange rate between RMB and U.S. Dollar on April 16, 2020, at a fixed interest rate of 5.1375% per annum. Interest payment is due on the 20th of each month, and the entire principal is due on April 16, 2021.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. As of March 31, 2020, there was no outstanding balance under the loan.

On September 23, 2019, the JV Company entered into a short-term loan agreement with China Everbright bank in China. The JV Company can borrow up to RMB 50.0 million or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019 at varying interest rates, with either RMB or USD. Interest payments with the entire principal are due no later than 90 days from each borrowing date. In January and February 2020, the JV Company borrowed $1.6 million and $5.5 million under this loan, respectively. Interest payments with the entire principal were due on April 7, 2020 and May 3, 2020. As of March 31, 2020, the outstanding balance under the loan was $7.1 million.

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for RMB 20 million, or $3.0 million based on the currency exchange rate between RMB and U.S. Dollar on March 31, 2019, at a fixed interest rate of 5.44% per annum. Interest payments are due monthly with the entire principal due on March 21, 2020. As of March 31, 2020, there was no outstanding balance under the loan.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of March 31, 2020, the outstanding balance under the loan was $14.1 million.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In October 2019, this line of credit was renewed with the same terms and a maturity date of September 30, 2020. As of March 31, 2020, there was no outstanding balance under the line of credit.

On August 9, 2019, one of the Company's wholly-owned subsidiaries ("the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month LIBOR plus 1.75% per annum. This agreement, with certain financial covenants required, has no expiration date. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. The Borrower was in compliance with these covenants as of March 31, 2020. During the three months ended March 31, 2020, the Company borrowed $8.0 million and repaid this amount in full. As of March 31, 2020, there was no outstanding balance and the Company had unused credit of approximately $30.0 million.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and The Export-Import Bank of China (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of Chinese Renminbi (RMB) 400.0 million, or $62.8 million based on the currency exchange rate between the RMB and the U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  As of March 31, 2020, the outstanding balance of the Lease Financing was approximately $45.8 million based on the currency exchange rate as of March 31, 2020.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December

18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 280BP. The interest is required to be paid March 21 and September 21 each year. As of March 31, 2020, the outstanding balance of the loan was $24.0 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangement, RMB 14 million (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. In December 2019, RMB 3.0 million was repaid. As of March 31, 2020, the outstanding balance of the loan was RMB 197 million (equivalent of $27.8 million based on the currency exchange rate as of March 31, 2020).

On May 1, 2018, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the credit agreement is secured by certain assets of Jireh and guaranteed by the Company.  The loan accrues interest based on a fixed rate of 5.04% based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios. We were in compliance with these covenants as of March 31, 2020. As of March 31, 2020, the outstanding balance of the term loan was $16.2 million.

On August 15, 2017, our Oregon subsidiary, Jireh Semiconductor Incorporated (“Jireh”), entered into a credit agreement with a financial institution (the “Bank”) that provides a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants, including certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2020. As of March 31, 2020, the outstanding balance of the term loan was $18.6 million.

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

We did not repurchase any shares during the nine months ended March 31, 2020. Since the inception of the prior repurchase program in 2010, we repurchased an aggregate of 6,784,648 shares from the open market for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of March 31, 2020, of the 6,784,648 repurchased shares, 145,428 shares with a weighted average repurchase price of $10.32 per share, were reissued at an average price of $5.30 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of March 31, 2020.

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
Cash and cash equivalents

As of March 31, 2020 and June 30, 2019, we had $114.5 million and $124.3 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $114.5 million and $124.3 million cash, cash equivalents and restricted cash, $99.5 million and $68.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$22,023	$23,156
Net cash used in investing activities	(47,655)	(90,295)
Net cash provided by financing activities	16,494	77,477
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(636)	(573)

Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,774)	$9,765

Cash flows from operating activities
Net cash used in operating activities of $22.0 million for the nine months ended March 31, 2020 resulted primarily from net loss of $16.3 million and net changes in assets and liabilities of $3.4 million, partially offset by non-cash expenses of $41.7 million. The non-cash expenses of $41.7 million primarily included $33.5 million of depreciation and amortization expenses, $7.7 million of share-based compensation expense, $0.6 million of impairment of our investment in a privately-held start-up company and $0.2 million of gain on disposal of property and equipment. The net changes in assets and liabilities of $3.4 million were primarily due to a $14.7 million increase in inventories, a $3.4 million decrease in accounts payable due to timing of payment, and $1.3 million decrease in income taxes payable, partially offset by a $6.8 million decrease in accounts receivable from timing of billings and collection of payments as well as lower revenue in the current quarter, a $2.7 million decrease in other current and long term assets due to decrease in advance payments to vendors, and a $6.3 million increase in accrued and other liabilities.
Net cash provided by operating activities of $23.2 million for the nine months ended March 31, 2019 resulted primarily from net loss of $12.4 million and non-cash expenses of $35.1 million as well as net changes in assets and liabilities of $0.5 million. The non-cash expenses of $35.1 million primarily included a $24.2 million of depreciation and amortization expenses, a $10.7 million of share-based compensation expense and $0.3 million of deferred income taxes. The net changes in assets and liabilities of $0.5 million were primarily due to a $5.1 million decrease in accounts receivable from timing of billings and collection of payments as well as lower revenue in current quarter, a $6.0 million increase in accounts payable due to timing of payments and $9.7 million increase in accrued and other liabilities, partially offset by a $17.7 million increase in inventories, a $2.4 million increase in other current and long term assets due to increase in advance payments to vendors, and a $0.2 million decrease in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $47.7 million for the nine months ended March 31, 2020 was primarily attributable to $49.2 million purchases of property and equipment, including $15.8 million purchased by the JV Company, partially offset by $1.3 million government grant related to equipment in the JV Company and $0.3 million of proceeds from sale of property and equipment.
Net cash used in investing activities of $90.3 million for the nine months ended March 31, 2019 was primarily attributable to $89.9 million purchases of property and equipment, including $58.5 million purchased by the JV Company and $0.4 million in purchase of intangible asset.
Cash flows from financing activities
Net cash provided by financing activities of $16.5 million for the nine months ended March 31, 2020 was primarily attributable to $49.1 million proceeds from borrowings and $1.7 million of proceeds from exercise of stock options and ESPP, partially offset by $25.8 million in repayments of borrowings, $7.2 million in payment of finance lease obligations, and $1.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.

Net cash provided by financing activities of $77.5 million for the nine months ended March 31, 2019 was primarily attributable to $24.0 million proceeds invested by the noncontrolling interest in the JV Company, $67.5 million proceeds from borrowings, and a $1.3 million of proceeds from exercise of stock options and ESPP, partially offset by $1.5 million for repurchase of our common shares under the Repurchase Program, $2.4 million in payment of capital lease obligations, $9.4 million in repayments of borrowings, and $1.9 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
Commitments
See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed in our Form 10-Q for the quarter ended December 31, 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019. The Company is cooperating fully with federal authorities in the investigation. The Company continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ. In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company has been working with DOC to resolve this issue. As part of this process, DOC requested the Company to provide certain documents and materials relating the Company’s supply chain and shipment process, and the Company responded to such requests during the quarter ended March 31, 2020, and DOC is currently reviewing this matter. See “Risk Factor-The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations” and footnote 10 to the consolidated financial statements of the Company.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliate. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the actions seek to recover compensatory damages and other damages and attorney’s fees and costs. On March 20, 2020, the court issued a summons to the Defendants. On March 25, 2020, the court scheduled a conference for July 1, 2020 to consider any motions for appointment of lead plaintiff and lead counsel. The Company believes the claims in the Gray Action are without merit and intends to vigorously defend this litigation.

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

Our business operation and financial performance are adversely affected by the COVID-19 pandemic and related events.
We are subject to risks related to the global pandemic associated with the COVID-19 disease, which has spread globally from China to the U.S. and other countries where we have operations. Numerous governmental jurisdictions, including the States of California, Oregon and Texas and countries throughout the Asia pacific region, have imposed “stay-at-home” orders, quarantines, travel bans and similar governmental orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.
As a result of the COVID-19 pandemic and the global economic downturn, we have experienced a significant decline in the demand for our products, as our customers reduce orders in response to slowdown in consumer spending and shifting market trends. We expect such reduction of demand will negatively impact our revenue and results of operations in the foreseeable future. While we are implementing measures to enhance our marketing and sales opportunities, there is no guarantee that such measures will succeed and be sufficient to mitigate the loss of demand. While we have experienced increasing demand in the markets for notebooks, PCs and gaming devices as more consumers are staying at and working from home, there is no guarantee that this trend will continue, and such increasing demand may discontinue as government authorities relax Covid-19 related restrictions. Furthermore, we are experiencing difficulties and logistical challenges in our manufacturing activities as various “stay-at-home” orders. Our JV Company has slowed ramp-up activities in response to the reduced demand, which may cause delay and disruption to our timeline to reach full production for the 12” fabrication facility in Chongqing, China.
In addition to the impact on our financial performance and manufacturing process, we are subject to the following risks resulting from the COVID-19 pandemic and related events:

•
the economic recession and deteriorating financial market resulting from the COVID-19 pandemic may make it more difficult for us to obtain credit and secure debt financing on terms favorable to us, or at all, and we may not be able to comply with financial covenants in our existing credit agreements or service our existing debt if we do not generate sufficient cash flow from our operations;

•
we may encounter difficulties and disruptions in communication and coordination among our employees, partners, customers and others, which may reduce our productivity and interfere with our ability to serve our customers;

•	widespread COVID-19 disease could damage the health of our employees and management team, which may disrupt our business operations;

•	the value of our common shares may decline significantly as a result of factors outside of our control, such as stock market volatility, which will cause our shareholders to lose their investment.

The impact of the COVID-19 pandemic is highly uncertain and subject to change. We cannot predict when this pandemic will end and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.
The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations.

As previously disclosed in the Company's Form 10-Q for the quarter ended December 31, 2019, the U.S. Department of Justice commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company is currently working with DOC to resolve this issue.  There is no guarantee that DOC will agree to permit us to resume shipment to Huawei on a timely basis, or at all, and DOC’s decision may be influenced by factors beyond our control, such as shifting political dynamics and macro-economic relationship between the U.S. and China and current rulemaking process regarding export control regulations. Our inability to continue such shipment may negatively impact our revenue and financial performance, particularly if are not able to acquire new customers to offset the loss of shipment to Huawei.

The ongoing government investigations into our export control compliance also subject us to a number of financial and business risks. We expect to incur significant costs and expenses, including legal fees, in connection with our effort to respond to the government investigation, as well as additional legal fees for defending securities class actions resulting from public disclosure of the government investigation. Such additional costs will adversely affect our profitability and margin. While the Company has purchased a D&O insurance policy which may reimburse a portion of such fees and expenses, there is no guarantee that such policy is sufficient to reduce our costs or that reimbursement can be obtained on a timely basis. Furthermore, the management has diverted its resources and time in response to the investigation, and they may not be able to fully engage with the core operation and objectives of our business activities. Finally, while we are fully cooperating with the government in the investigation, we are not able to predict its timing and outcome. In the event that the government decides to bring enforcement action against us, it will result in a material adverse effect on our business operations, financial conditions, and our reputation.

We are also expecting that the U.S. export control regulations to evolve and change in response to the political and economic tension between the U.S. and China, including potential new export control regulations that may impose additional restrictions on our ability to continue to do business with certain customers in China and Asia. If such changes occur, we may be required to reduce shipment to certain Asian customers, adjust our business practices and incur additional costs to implement new export control compliance procedures, policies and programs, each of which will adversely affect our financial conditions and results of operations.

The continuing potential for new or additional tariffs on imported goods from China could adversely affect our business operations.

The United States entered into what is described as “Phase 1” trade agreement with China on January 15, 2020, which reduces some existing tariffs that had been imposed and defers proposed increases of the tariff rate on an additional $250 billion of Chinese goods from 25% to 30% that had been planned for October 15, 2019, and proposed 15% tariffs on an additional $160 billion of a wide range of goods and materials imported from China to be effective December 15, 2019.  Under the Phase 1 agreement, existing 25% tariffs previously imposed on $250 billion of Chinese goods will remain in place, while a 15% tariff on another $120 billion of Chinese goods has been reduced to 7.5%.  These goods, absent exemptions, may include products and applications, including consumer electronics, that incorporate our power discrete and power IC products.  In response, China has imposed tariffs on certain American products, some of which are being reduced as part of the Phase 1 agreement and China may take additional actions if additional U.S. tariffs are reduced or imposed.  While in view of the COVID-19 pandemic, U.S. importers were allowed in April 2020 to defer payment of certain U.S. tariffs for 90 days, those tariffs remain in place. The continuing trade war has had significant adverse effects on world trade and the world economy.  In view of ongoing discussions between the Chinese and U.S. governments on a second phase agreement, the ultimate level of tariffs, the ultimate scope of them, and whether or how the proposed additional tariffs will impact our business is uncertain.  We believe that the imposition of additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our U.S. customers from purchasing our products originating from China.  If so, this could reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions across offices internationally. We rely upon such information technology systems to manage and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and services, maintain vital data and information, perform financial and accounting tasks and manage and perform various administrative and human resources functions. A substantial disruption in our information technology systems for any extended time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man−made events or by computer viruses, physical or electronic break−ins, cyber-attacks and similar disruptions affecting the global Internet. In addition, in the past few years, widespread ransomware attacks in the U.S. and elsewhere have affected many companies, and we also experienced such ransomware attacks on our information technology system during the past year. While such attacks did not have a material adverse effect on our business operation, it caused temporary disruptions and interfered with our operations. While we intend to implement additional measures to enhance our security protocol to protect our system, there is no guarantee that future attacks can be thwarted or prevented, and failure to do so may increase our cost of operations and adversely affect our business operations and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”), that allows us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares and our available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. During the three months ended March 31, 2020, we did not repurchase any shares under the Repurchase Program. As of March 31, 2020, approximately $13.4 million remained available under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Second Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation)
10.2	Third Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation)
10.3	First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2020

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)