Form 10-K
period 2020-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2020-09-02
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2019 was approximately $266 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2019 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 25,307,533 shares of the registrant's common shares outstanding as of July 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant's 2020 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2020.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2020

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,300 products, and has grown significantly with the introduction of over 160 new products in the fiscal year ended June 30, 2020, and over 200 new products in each of the fiscal year ended June 30, 2019 and 2018, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 823 patents and 76 patent applications in the United States as of June 30, 2020. We also have a total of 851 foreign patents, which primarily were based on our research and development efforts through June 30, 2020. We differentiate ourselves by integrating our expertise in technology, design, and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, graphics cards, flat panel TVs, home appliances, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2020, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, IGBTs for the home appliance market, as well as power ICs for the next generation computing applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab"), which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, costs and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor assembly and test facility and a 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2020, we own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020. While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are generally segregated from our company's assets and liabilities. For example, the JV Company incurs debt through its own financing and bank loan agreements, and we are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements.

In September 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital power multi-phase controller products, which have been previously offered by STMicro. We have been in the process of developing this new digital power business. Our digital power team continues to work with customers in their product designs and is making steady progress on our product roadmap. In July 2020, we shipped our first digital power product.

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
Power semiconductors

Power semiconductors are a subset of the analog semiconductor sector with their own set of characteristics unique to system power architecture and function. Power semiconductors transfer, manage and switch electricity to deliver the appropriate amount of voltage or current to a broad range of electronic systems and also protect electronic systems from damage resulting from excessive or inadvertent electrical charges.

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
Our strategies

Our strategy is to advance our position as a leading designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy that allows us to accelerate the development of our proprietary technology at our in-house fabrication facilities, bring new products to market faster, and improve our financial performance in the long run. This model also provides quicker response to our customer demands, enhances relationships with strategic customers, and provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. We also expect to increase our manufacturing capacity through the JV Transaction, which we believe will also allow us to expand and diversify our markets in China, as well as to accelerate the development of our proprietary process technology and new product offerings.

Although our largest end-market segment is the personal computing ("PC") market, we have successfully diversified our business by expanding into other market segments, including the consumer, communications, power supply and industrial market segments. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,300 products and we have introduced over 160 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We are also in the process of developing a digital power controller and smart power stage product lines based on the technology that we licensed from STMicro. We believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs who are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs who have traditionally been responsible for manufacturing these products. While OEMs typically focus their design efforts on their flagship products, as the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which they sell directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, increasing the number of our products used within their systems, and leveraging our relationships to penetrate their other products. In addition, we are refocusing our research and development efforts to respond more directly to market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.
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

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know-how in various market segments. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage 600V and 700V MOSFET portfolio based on our aMOS5 technology platform to address robust consumer and industrial applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we provide highly robust and easy-to-use solutions for industrial motor control and white goods applications. We have also released our first 1200V SiC (Silicon carbide) product based on our new AlphaSiC platform, designed to address high efficiency, high density industrial applications such as solar inverters, UPS, and battery management systems.

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. Our DrMOS family of products continued to grow as we paired our latest high performance MOSFET silicon with our latest Driver IC technologies. We continued to expand our EZBuck power IC family with products that feature lower on-resistance, less power consumption, smaller footprint and thermally enhanced packages. While we derive the majority of our revenue from the sales of power discretes products, sales of power ICs continued to gain traction during the past years. Our Type C smart load switch product line has also expanded as it offers reverse blocking capability, designed to protect applications against high voltage exposure.

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
New Product Introduction

We introduced several new products based on our proprietary technology platform and continue to expand our product families. During the fourth quarter of fiscal year of 2020, we announced a new Type-C Power Delivery 2-in-1 combo protection switch capable up to 28V absolute maximum voltage. This new device provides true reverse current blocking intended for applications where protection from exposure to high voltages is required. We also announced the release of the new 1200V silicon carbide (SiC) αSiC MOSFET technology platform. Specifically targeting the industrial and automotive market, this next-generation technology enables customers to achieve higher levels of efficiency and power density compared to existing silicon solutions. In addition, we released several 18V Input 1.25MHz EZBuck™ Regulators. These devices offer a low on-resistance power stage and are packaged in a 3mm x 3mm DFN 8-lead package with an exposed thermal pad, allowing cooler power conversion for a variety of consumer and networking equipment such as wireless AP/routers, set-top boxes, cable modems, audio equipment, and LCD TVs. During the third quarter of fiscal year of 2020, we released a new intelligent power module, AIM702H50B, specialized for low-power BLDC motor drives system such as fan motors in home appliances and air-

conditioners that require highly compact size with reliable and efficient design allowance. The new IPM7 series consists of advanced super junction MOSFETs designed for motor drive and high voltage gate driving ICs with an integrated bootstrap circuit in a new ultra-compact surface mountable package. Also, we released 700V and 600V αMOS5™ Super Junction MOSFET families in SMD-type DFN5x6 and DFN8x8 packages. αMOS5 is our latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Datacenter applications. During the second quarter of fiscal year of 2020, we introduced the AOZ8621UNI, a series of Transient Voltage Suppressor (TVS) for VBUS protection using the latest high-surge TVS platform. This new series is ideal for USB Type-C Power Delivery, including but not limited to laptops and smartphones. In addition, we introduced AOZ6682CI and AOZ6683CI which offer high efficiency over the full load range, allowing greener power conversion for a variety of consumer electronics applications such as LCD TVs, set-top boxes, high definition Blu-rayTM Disc Players and Networking terminals. During the first quarter of fiscal year of 2020, we introduced the “Source Down” in a DFN 5x6 package in combination with a 40V Shield-Gate Technology (AlphaSGT™). Our innovative flip-chip know-how achieves the Source Down capability and this packaging technology offers a very low package resistance and inductance. The AOE66410 is ideally suited to telecommunications applications for secondary rectification, in half bridge configuration for BLDC motor applications, and battery management where paralleling is important. In addition, we introduced the TO-Leadless (TOLL) package in combination with a 60V and 100V Shield-Gate Technology providing the highest current capability in its voltage class. The TOLL package has high current capacity due to our innovative technology, which utilizes a clip to accommodate the in-rush current. The TOLL packaging technology offers a very low package resistance and inductance due to the clip technology when compared to other TO-Leadless packages. This packaging technology uses a standard wire-bonding technology which enables improved EMI performance.

Distributors and customers
We have established direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, LG Electronics, Inc. and Samsung Group, most of whom we serve through our distributors and ODMs. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to many other leading OEMs.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under the agreements with our distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2020, 2019 and 2018, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 35.5% and 29.3% of our revenue, respectively, for the fiscal year ended June 30, 2020, 36.4% and 28.8% of our revenue, respectively, for the fiscal year ended June 30, 2019, and 35.2% and 28.3% of our revenue, respectively, for fiscal year ended June 30, 2018, respectively.
Sales and marketing

Our marketing division is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including application engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more for our new market segments, field application engineers, or FAEs, who provide real-time and local response to our end customers' needs. FAEs work with our end customers to understand their requirements and resolve technical problems. FAEs also strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

Our sales team consists of sales personnel, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Qingdao, Tokyo, Seoul, Heilbronn, and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, creating additional demand and promoting our products, in which case we may pay a sales commission.

Our sales cycle varies depending on the types of products and can range from six to eighteen months.  In general, our traditional power discrete products in PC and TV applications progress are progressing more rapidly through the design and marketing processes, therefore they generally have shorter sales cycle.  In contrast, our newer Power IC and IGBT products, mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have a longer sales cycle.  Typically, our sales cycle for all products comprises of the following steps:

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
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe, China and Taiwan. Our major competitors in power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., ON Semiconductor Corp., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Vishay Intertechnology, Inc.

Our ability to compete depends on a number of factors, including:

•	our success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;

•	our capability to quickly develop and introduce proprietary technology and best-in-class products;

•	the performance and cost-effectiveness of our products relative to that of our competitors;

•	our ability and capacity to manufacture, package and deliver products in large volume on a timely basis at a competitive price;

•	our success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;

•	our ability to recruit and retain analog semiconductor designers and application engineers; and

•	our ability to protect our intellectual property.

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
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. Our normal seasonality may be affected by the COVID-19 pandemic and given the uncertainty of the global economic conditions resulting from the pandemic, it is difficult for us to predict to what extent our sales seasonality may change.

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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital in research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2020, 2019 and 2018 were $51.3 million, $46.4 million and $37.3 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and Shanghai, China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2020, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.
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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon fab. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 12.7%, 14.1% and 15.4% of the wafers used in our products for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020.  We believe the JV Company will increase and diversify our customer base, particularly in China, and accelerate the development of proprietary process technology.
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

Our in-house and wholly-owned packaging and testing facilities are located in Shanghai, China which handle most of our packaging and testing requirements for our products. In addition, the JV Company handles a portion of our packaging and testing requirement. We continuously increase the outsourcing portion of our packaging and testing requirements to other contract manufacturers to improve our ability to respond to changes in market demand. Our facilities have the combined capacity to package and test over 600 million parts per month and have available floor space for new package introductions. We believe our ability to package and test our products internally represents a strategic advantage as it protects our proprietary packaging technology, increases the rate of new package introductions, reduces operating expenses and ultimately improves our profit margins.
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

We maintain a supplier management and process engineering team in Shanghai that works with our third-party foundries and packaging and testing subcontractors to monitor the quality of our products, which is designed to ensure that manufacturing of our products is in strict compliance with our process controls, monitoring procedures and product requirements. We also conduct periodic reviews and annual audits to ensure supplier performance. For example, we examine the results of statistical process control systems, implement preventive maintenance, verify the status of quality improvement projects and review delivery time metrics. In addition, we rate and rank each of our suppliers every quarter based on factors such as their quality and performance. Our facility in Oregon integrates manufacturing process controls through our manufacturing execution system, coupled with wafer process controls that include monitoring procedures, preventative maintenance, statistical process control, and testing to ensure that finished wafers delivered will meet and exceed quality and reliability requirements. All materials used to manufacture wafers are controlled through a strict qualification process.

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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including On Semiconductor Corp. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. We have a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered previously by STMicro. This license agreement allows us to develop a new digital power business that will design and offer a full suite of advance digital power controller products.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2020, we had 823 patents issued in the United States, of which 816 were based on our research and development efforts and 7 were acquired, and these patents are set to expire between 2022 and 2039. We also had a total of 851 foreign patents, including 400 Chinese patents, 415 Taiwanese patents, 21 Korean patents, 4 Hong Kong patents, 2 Philippine patents, and 9 Japanese patents as of June 30, 2020. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2023 and 2038. In addition, as of June 30, 2020, we had a total of 221 patent applications, of which 76 patents were pending in the United States, 75 patents were pending in China, 42 patents were pending in Taiwan and 28 patents were pending in other countries.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2020, 2019 and 2018, we were in compliance with the related conflict minerals rule.
Employees
As of June 30, 2020, we had 3,978 employees, of whom 671 were located in the United States, 3,169 were located in China, 2 were located in Europe, and 136 were located in other parts of Asia. None of our employees is represented by a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers

The following table lists the names, ages and positions of our executive officers as of July 31, 2020. There are no family relationships between any executive officer, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Mike F. Chang, Ph.D.	75	Chairman of the Board and Chief Executive Officer
Yueh-Se Ho, Ph.D.	68	Director and Chief Operating Officer
Yifan Liang	56	Chief Financial Officer and Corporate Secretary
Stephen C. Chang	43	Executive Vice President of Product Line
Bing Xue, Ph.D.	56	Senior Vice President of Global Sales

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

Stephen C. Chang has been serving as our Executive Vice President of Product Line Management since October 2019. Prior to that, he served in various management positions in our product line and marketing divisions, including Senior Vice President of Marketing, Vice President of the MOSFET Product Line and Senior Director of Product Marketing. Mr. Chang has over 20 years of industry experience and leads our Product Line Marketing with various managerial responsibilities, including new product introduction, product lifecycle management, business development, and business strategy. He received his B.S. in Electrical Engineering from University of California, Berkeley and M.B.A. from Santa Clara University.

Bing Xue, Ph.D., has been serving as our Senior Vice President of Global Sales since November 2017 and Vice President of Global Sales since May 2015. Prior to that, Dr. Xue held various managerial positions in our company since 2003, including the Vice President of Worldwide Manufacturing from 2008 to 2012 and General Manager of China Operation from May 2005 to December 2007. Prior to joining us, Dr. Xue served as the Director of Engineering in Dowslake microsystem from 2001 to 2003. Dr. Xue received his B.S. in Physics from Xiamen University, and Ph.D. in Physical Chemistry from University of Pennsylvania.
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
Risks Related to Our Business

Our business operation and financial performance may be adversely affected by the COVID-19 pandemic and related events.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to “stay-at-home” restrictions, we have experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial related products. While we have recently benefited from the increasing demand of PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue as government authorities relax COVID-19 related restrictions. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persist, consumer spending may slow down substantially, in which case we may experience a significant decline of customer orders for our products, including those designed for PC-related applications, and such decline will adversely affect our financial conditions and results of operations. While we are implementing measures to enhance our marketing and sales opportunities, there is no guarantee that such measures will succeed and be sufficient to mitigate the rapidly shifting market demand. Furthermore, we are experiencing and may continue to experience supply chain challenges in our manufacturing activities as a result of various “stay-at-home” orders. Our JV Company has slowed ramp-up activities, which may cause delay and disruption to our timeline to reach full production for the 12” fabrication facility in Chongqing, China.

In addition to the impact on our financial performance and manufacturing process, we are subject to the following risks resulting from the COVID-19 pandemic and related events:

•
the economic recession and deteriorating financial market in the U.S. and globally resulting from the COVID-19 pandemic may make it more difficult for us to obtain credit and secure debt financing on terms favorable to us, or at all, and we may not be able to comply with financial covenants in our existing credit agreements or service our existing debt if we do not generate sufficient cash flow from our operations;

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

The impact of the COVID-19 pandemic is highly uncertain and subject to change. We cannot predict when this pandemic will end and when related governmental orders and restrictions will be eased or lifted. Any extension or prolonged implementation of these restrictions will further adversely affect our business, customers and financial results. Even after such orders and restrictions are eased or lifted, the severe economic harm inflicted upon the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial performance, and there is no guarantee that we will be able to act quickly and effectively to return to our normal operations.

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

•	competition from other companies with greater resources and experiences and more established reputations in the digital power market;

•	the availability of and our ability to recruit and attract qualified personnel;

•	our lack of experience and reputation in the digital power market;

•	difficulties in designing products acceptable to customers;

•	legal and regulatory restrictions; and

•	inadequate sales and marketing capability.

Any one of these factors may negatively impact our ability to create a successful digital power business, which would adversely affect our financial condition and results of operations.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 41.1%, 45.9% and 41.6% of our total revenue for the years ended June 30, 2020, 2019 and 2018, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which had negatively impacted our revenue, profitability and gross margin. While we recently experienced resurgence of demand in the PC market as a result of the COVID-19 pandemic and related events, there is no assurance that such trend will continue or that the decline of PC market will not occur again, and if it does, we may not be able to implement measures successfully to mitigate or reduce the negative impact on our financial conditions and results of operations.

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
Geopolitical and economic conflicts between United States and China may adversely affect our business

Geopolitical conflicts and tensions between the United States and China have threatened and destabilized trading relationships and economic activities between the two countries. Because we have significant operations in both countries, such conflicts and tensions may negatively impact our business. At various times during recent years, the United States and China have had disagreements over political and economic issues, including but not limited to, the recent imposition of tariffs by the U.S. on goods imported from China and to the U.S. government's efforts to restrict transfer and sharing of technologies, including semiconductor technologies, between the two countries. In addition, the U.S. government may enact new and more restrictive export control regulations that may reduce our ability to ship and sell products to certain customers in China and Asia and increase our cost to implement additional measures to comply with such new regulations. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. These controversies and trade frictions could have a material adverse effect on our business by, among other things, making it more difficult for us to coordinate our operations between the United States and China causing a reduction in the demand for our products by customers in the United States or China and reducing our profitability due to increasing cost of compliance.

The continuing political and economic conflicts between U.S. and China have resulted in and may continue to cause retaliatory policies from both countries, including a recent executive order issued by the U.S. President eliminating the preferential trade status of Hong Kong in response to China’s action to impose new security measures and regulation on Hong Kong. The order will make it more costly and difficult for U.S. companies to export goods or conduct businesses in Hong Kong. While we historically have not relied on the preferential trade status to operate in Hong Kong, there is no guarantee that additional policies, rules or regulations will not be implemented by either the U.S. or China that will negatively impact our ability to maintain our sales and other functions and operations in Hong Kong. We also cannot predict what new and additional retaliatory policies and regulations may be implemented by Chinese government in response to U.S. actions, and such policies and regulations may adversely affect our business operations in China and other Asian countries, including our manufacturing and sales and marketing activities.
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
In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent year, broad fluctuations in the semiconductor markets and the global economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations, than seasonality, and have made it difficult to assess the impact of seasonal factors on our business. We also expect our normal seasonality cycle be impacted by the COVID-19 pandemic and related events, making it more difficult to predict and determine a more consistent seasonality trend. See “Risk Factors- Our business operation and financial performance may be adversely affected by the COVID-19 pandemic and related events.”

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

We are subject to risks associated with operating a fabrication facility in China through our joint venture company, which may not succeed as expected.

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020. While we believe the JV Transaction will enhance our ability to accelerate growth and improve our profitability, there is no guarantee that it will succeed as we initially expected. We may encounter unanticipated difficulties and obstacles that may delay the JV Company's operation, some of which are outside of our control. These difficulties may include unexpected costs and delays in transferring our assembly and testing productions to the new facility; inability to coordinate and integrate the labor forces; and inability to provide customers with required services.

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

•
New or enhanced U.S. restrictions on the transfer of technology or know-how to the JV Company, and political and economic tension between U.S. and China that may result in additional limitation on our ability to operate the JV Company.

In addition, we may be subject to the risk of under-utilization of the facilities at the JV Company. The operation of the JV Company’s facilities, including the assembly and testing facilities and the fab, requires significant fixed cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecasts may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. If our forecast is incorrect or if we are not able to fully utilize the capacities of the facilities at the JV Company, our results of operations will be adversely affected.

In order to fund its capital expenditures and cost of operations, the JV Company has incurred a significant amount of indebtedness from third-party lenders under several loan and lease financing agreements. Some of the indebtedness is secured by substantially all of the assets of the JV Company. As of June 30, 2020, the total amount of debt outstanding at the JV Company was $140.7 million. The JV Company is required to make interest payments to service such debt. If the JV Company is not able to generate sufficient cash flow to make interest or principal payments when due, the JV Company may be in default under these loan agreements, which would have an adverse effect on our business operations and financial conditions.

Any of the foregoing risks could materially reduce the expected return of our investment in the JV Transaction and adversely affects our business operations, our financial performance and the trading price of our shares.

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
The power semiconductor industry is highly competitive and fragmented. If we do not compete successfully against current or potential competitors, our market share and revenue may decline. Our main competitors are primarily headquartered in the United States, Japan, Taiwan and Europe. Our major competitors for our power discretes include Infineon Technologies AG, MagnaChip Semiconductor Corporation, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Global Mixed-mode Technology Inc., Monolithic Power Systems, Inc., ON Semiconductor Corp., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Vishay Intertechnology, Inc.
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

•	the ability to provide greater incentives to end customers through rebates, and marketing development funds or similar programs;

•	more product lines, enabling them to bundle their products to offer a broader product portfolio or to integrate power management functionality into other products that we do not sell;

•	greater ability and more resources to influence and participate in the regulatory and legislative process for more favorable laws and regulations; and

•	captive manufacturing facilities, providing them with guaranteed access to manufacturing facilities in times of global semiconductor shortages.

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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 12.7%, 14.1% and 15.4% of the wafers used in our products for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, we may not be able to obtain the required capacity to manufacture our products timely or efficiently. From time to time, third party suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors, and we may experience a shortage of capacity on an industry-wide basis that may last for an extended period of time. There are no assurances that we will be able to maintain sufficient capacity to meet the full demand from our customers, and failure to do so will adversely affect our results of operations. If we cannot maintain sufficient capacity or control pricing with our existing third-party foundries, we may need to increase our own manufacturing capacity, and there is no assurance that we can ramp up the production of the Oregon fab timely to meet the increased demand. If not, we may need to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. In addition, the process for qualifying a new foundry is time consuming, difficult and may not be successful, particularly if we cannot integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality or insufficient capacity allocation.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 64.8%, 65.2% and 63.5% of our revenue for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Our agreements with Promate and WPG were renewed in July 2017 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $30.1 million and $24.1 million at June 30, 2020 and 2019, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2020 and 2019 were $3.4 million and $1.9 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2020, we owned 823 issued U.S. patents expiring between 2022 and 2039 and had 76 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

The U.S. Department of Justice commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request. The Company has not shipped any product to Huawei since December 31, 2019. The Company is currently working with DOC to resolve this issue and requested DOC to grant permission to reinstate shipments to Huawei.  To date DOC has not provided us with any timeline or schedule under which DOC will respond to our request. There is no guarantee that DOC will agree to permit us to resume shipment to Huawei on a timely basis, or at all. The DOC’s decision may be influenced by factors beyond our control, such as shifting political dynamics and the macro-economic relationship between the U.S. and China and changes in export control regulations. Our inability to continue such shipment may negatively impact our revenue and financial performance, particularly if we are not able to acquire new customers to offset the loss of shipments to Huawei.

The ongoing government investigations into our export control compliance also subject us to a number of financial and business risks. We expect to incur significant costs and expenses, including legal fees, in connection with our effort to respond to the government investigation, as well as additional legal fees for defending securities class actions resulting from public disclosure of the government investigation. Such additional costs will adversely affect our profitability. While the Company has purchased a D&O insurance policy which may reimburse a portion of such fees and expenses, there is no guarantee that such policy will be sufficient to reduce our costs or that reimbursement can be obtained on a timely basis or at all. Furthermore, the management has diverted its resources and time in response to the investigation, and might not be able to fully engage with the core operation and objectives of our business activities. Finally, while we are fully cooperating with the government in the investigation, we are not able to predict its timing and outcome. In the event that the government decides to bring enforcement action against us, it will result in a material adverse effect on our business operations, our financial conditions and our reputation.

We also expect that the U.S. export control regulations to evolve and change in response to the political and economic tension between the U.S. and China, including potential new export control regulations that may impose additional restrictions on our ability to continue to do business with certain customers in China and Asia. If such changes occur, we may be required to reduce shipments to certain Asian customers, adjust our business practices and incur additional costs to implement new export control compliance procedures, policies and programs, each of which will adversely affect our financial conditions and results of operations.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions across offices internationally. We rely upon such information technology systems to manage and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and services, maintain vital data and information, perform financial and accounting tasks and manage and perform various administrative and human resources functions. A substantial disruption in our information technology systems for any extended time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man−made events or by computer viruses, physical or electronic break−ins, cyber-attacks and similar disruptions affecting the global Internet. In addition, in the past few years, widespread ransomware attacks in the U.S. and elsewhere have affected many companies. We also experienced such ransomware attacks on our information technology system during the past year. While the attacks did not have a material adverse effect on our business operation, they caused temporary disruptions and interfered with our operations. While we intend to implement additional measures to enhance our security protocol to protect our system, there is no guarantee that future attacks would be thwarted or prevented. Such attacks could increase our cost of operations and adversely affect our business operations and results of operations.
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

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis, such as the recent COVID-19 pandemic, could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was (1.9)%, (9.4)% and 12.5% for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws, foreign tax laws, or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future.

In December 2017, the European Union (“EU”) identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. In order to avoid EU “blacklisting”, both Bermuda and Cayman Islands introduced new legislation in December 2018, which came into force on January 1, 2019. These new laws require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda and Cayman Islands in order to comply with the economic substance requirements. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, there is no experience yet as to how the Bermuda and Cayman Islands authorities will interpret and enforce these new rules. The legislation remains subject to further clarification and, accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in Bermuda or Cayman Islands, which could increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2020 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
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
 The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises, the China government continues to retain significant control over the business and productive assets in China. Any changes in China's government policy or China's political, economic and social conditions, or in relevant laws and regulations, may adversely affect our current or future business, results of operations or financial condition. These changes in government policy may be implemented through various means, including changes in laws and regulations, implementation of anti-inflationary measures, change of basic interest rate, changes in the tax rate or taxation system and the imposition of additional restrictions on currency conversion and imports. Furthermore, given China's largely export-driven economy, any changes in the economies of China's principal trading partners and other export-oriented nations may adversely affect our business, results of operations, financial condition and prospects.
Our ability to successfully expand our business operations in China depends on a number of factors, including macroeconomic and other market conditions, and credit availability from lending institutions. In response to the recent global and Chinese economic recession, the China government has promulgated several measures aimed at expanding credit and stimulating economic growth. We cannot assure you that the various macroeconomic measures, monetary policies and economic stimulus package adopted by the China government to guide economic growth will be effective in maintaining or sustaining the growth rate of the Chinese economy. If measures adopted by the China government fail to achieve further growth in the Chinese economy, it may adversely affect our growth, business strategies and operating results. In addition, changes in political and social conditions of China may adversely affect our ability to conduct our business in the region. For example, geopolitical disputes and increased tensions between China and its neighboring countries in which we conduct business could make it more difficult for us to coordinate and manage our international operations in such countries.
Changes in China's laws, legal protections or government policies on foreign investment in China may harm our business.
Our business and corporate transactions, including our operations through the JV Company, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involves uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under Special Administrative Measures (Negative List) for Foreign Investment Access, some industries are categorized as sectors which are restricted or prohibited for foreign investment. As the Negative List is updated every year, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the China government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

The continuing potential for new or additional tariffs on imported goods from China could adversely affect our business operations.

The United States entered into what is described as “Phase 1” trade agreement with China on January 15, 2020, which reduces some existing tariffs that had been imposed and defers proposed increases of the tariff rate on an additional $250 billion of Chinese goods from 25% to 30% that had been planned for October 15, 2019, and proposed 15% tariffs on an additional $160 billion of a wide range of goods and materials imported from China to be effective December 15, 2019.  Under the Phase 1 agreement, existing 25% tariffs previously imposed on $250 billion of Chinese goods will remain in place, while a 15% tariff on another $120 billion of Chinese goods has been reduced to 7.5%.  These goods, absent exemptions, may include products and applications, including consumer electronics, that incorporate our power discrete and power IC products.  In response, China has imposed tariffs on certain American products, some of which are being reduced as part of the Phase 1 agreement. China may take additional actions if additional U.S. tariffs are reduced or imposed.  On May 8, 2020, the two countries reaffirmed their Phrase I trade agreement notwithstanding the COVID-19 pandemic. In view of potential discussions between the Chinese and U.S. governments on a second phase agreement, for which discussions only among trade negotiators are currently scheduled, the ultimate level of tariffs, the ultimate scope of them, and whether or how the proposed additional tariffs will impact our business is uncertain.  We believe that the imposition of additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our customers from purchasing our products originating from China.  If so, this would reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. On June 30, 2019, the National Development and Reform Commission and the Ministry of Commerce of the PRC published the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which identifies specific sectors where foreign investors will be subject to special administrative measures.

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
A significant portion of our business is conducted in China where the currency is the Renminbi. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign‑invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises.
Other transactions that involve conversion of Renminbi into foreign currency are classified as “capital account” transactions; examples of “capital account” transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions require prior approval from, or registration with China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $209.8 million, or 61.4% of our total consolidated net assets attribute to the Company as of June 30, 2020. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

While U.S. dollars is our main functional currency and our revenue and a significant portion of our operating expenses are denominated in U.S. dollars, we are required to maintain local currencies, primarily the RMB, in our cash balances in connection with the funding of our overseas operations.  As a result, our costs and operating expenses may be exposed to adverse movements in foreign currency exchange rates between the U.S. dollar and RMB.  We also do not utilize any financial instruments to hedge or reduce potential losses due to the fluctuation of foreign currency exchange rates.  In general, any appreciation of U.S. dollars against a weaker RMB could reduce the value of our cash and cash equivalent balance, which could increase our operating expenses and negatively affect our cash flow, income and profitability.  The value of RMB against the U.S. dollars may fluctuate and is affected by many factors outside of our control, including changes in political and economic conditions, implementation of new monetary policies by the Chinese government and changes in banking regulations, and there is no guarantee that we will be able to mitigate or recoup any losses due to a significant fluctuation in the U.S. dollar/RMB exchange rates.

PRC labor laws may adversely affect our results of operations.

The PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, as amended, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $5.88 to high of $14.25 from July 1, 2019 to June 30, 2020. At July 31, 2020, the trading price of our common shares was $10.89. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:

•	actual or anticipated fluctuations in our operating results;

•	general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products, including the PC markets;

•	our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;

•	changes in financial estimates and outlook by securities research analysts;

•	our ability to increase our gross margin;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements of technological or competitive developments;

•	announcement of acquisition, partnership and major corporate transactions;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;

•	announcements regarding intellectual property disputes or litigation involving us or our competitors;

•	changes in the estimation of the future size and growth rate of our markets;

•	announcement of significant legal proceedings, litigation or government investigation;

•	additions or departures of key personnel;

•	repurchase of shares under our repurchase program;

•	announcement of sales of our securities by us or by our major shareholders;

•	general economic or political conditions in China and other countries in Asia; and

•	other factors.
  In the past, securities class action litigation has often been brought against a company following periods of volatility in such company's share price.  This type of litigation could result in substantial costs and divert our management's attention and resources which could negatively impact our business and financial conditions. See Item 3. Legal Proceeding.
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
Our Chief Executive Officer, certain members of our management and directors, beneficially owned, in the aggregate, approximately 22.0% of our outstanding common shares as of June 30, 2020. As a result, these shareholders will be able to exert significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and may reduce the trading price of our shares. Furthermore, the interests of these insiders could conflict with the interests of our other shareholders and, accordingly, any of them may take actions that favor their own interests and which may not be in the best interests of our other shareholders. These actions may be taken even if they are opposed by our other shareholders.

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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2020, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012 and wafer fabrication facility in Chongqing, China. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	206,179	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support

No.288, Yuefu Road, Beibei District, Chongqing, China 400714	2,289,973	Wafer fabrication facility and assembly and testing facility (land size 2,289,973, building size 991,913)
We believe that our current facilities are adequate and that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.	Legal Proceedings

As previously disclosed, U.S. Department of Justice (“DOJ”) commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019. The Company is cooperating fully with federal authorities in the investigation. The Company has continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company continues to work with DOC to resolve this issue and requested DOC to grant permission to reinstate the Company’s shipments to Huawei. As part of this process and in response to DOC’s request, the Company provided certain documents and materials relating to the Company’s supply chain and shipment process to DOC, and DOC is currently reviewing this matter. DOC has not informed the Company of any specific timeline or schedule under which DOC will provide a response to the Company’s request. See “Risk Factor-The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations” and footnote 13 to the consolidated financial statements of the Company.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliate. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the Gray Action seeks to recover compensatory and other damages as well as attorney’s fees and costs.

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within 45 days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. The Company believes the claims in the Gray Action are without merit and intends to vigorously defend this litigation.

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
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2020, there were approximately 106 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal year ended June 30, 2020, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the fourth quarter of fiscal year 2020, the Company did not repurchase any shares under the Repurchase Program. As of June 30, 2020, we had $13.4 million available under this repurchase program.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2020, 2019 and 2018 and selected consolidated balance sheet data as of June 30, 2020 and 2019 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2017 and 2016 and selected consolidated balance sheets as of June 30, 2018, 2017 and 2016 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$464,909	$450,920	$421,553	$383,337	$335,661
Cost of goods sold	362,178	335,542	309,625	291,516	269,839
Gross profit	102,731	115,378	111,928	91,821	65,822
Operating expenses:
Research and development	51,252	46,431	37,344	29,835	26,006
Selling, general and administrative	64,816	75,967	66,164	48,842	37,874
Impairment of privately-held investment	600	—	—	—	432
Total operating expenses	116,668	122,398	103,508	78,677	64,312
Operating income (loss)	(13,937)	(7,020)	8,420	13,144	1,510
Interest expense and other income (loss), net	(3,972)	(6,362)	(2,764)	(232)	(521)
Income (loss) before income taxes	(17,909)	(13,382)	5,656	12,912	989
Income tax expense	348	1,256	708	3,652	4,021
Net income (loss) including noncontrolling interest	(18,257)	(14,638)	4,948	9,260	(3,032)
Net loss attributable to noncontrolling interest	(11,661)	(16,499)	(9,315)	(4,569)	(104)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(6,596)	$1,861	$14,263	$13,829	$(2,928)

Basic	$(0.27)	$0.08	$0.60	$0.59	$(0.13)
Diluted	$(0.27)	$0.08	$0.57	$0.56	$(0.13)
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	24,840	24,063	23,901	23,526	22,452
Diluted	24,840	24,698	24,844	24,826	22,452

	As of June 30,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,536	$121,893	$131,535	$115,708	$87,774
Working capital	$126,275	$117,334	$130,532	$130,566	$118,450
Total assets	$792,939	$739,394	$667,049	$398,408	$318,505
Current portion of bank borrowings	$30,114	$26,609	$3,811	$—	$—
Current portion of finance leases	$15,258	$11,355	$4,491	$828	$819
Bank borrowings - long term	$99,775	$59,380	$26,786	$—	$—
Finance leases - long term	$26,842	$43,381	$56,791	$866	$1,695
Total Alpha and Omega Semiconductor Limited shareholders’ equity	$293,689	$291,024	$278,594	$270,770	$242,142

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,300 products, and has grown significantly with the introduction of over 160 new products in the fiscal year ended June 30, 2020, and over 200 new products in each of the fiscal year ended June 30, 2019 and 2018, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 823 patents and 76 patent applications in the United States as of June 30, 2020. We also have a total of 851 foreign patents, which primarily were based on our research and development efforts through June 30, 2020. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

We operate a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China through our joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), (the “JV Company”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company.  The Company’s consolidated financial statements for the fiscal years ended June 30, 2020, 2019 and 2018 reflect net losses attributable to the non-controlling interest in the JV Company of $11.7 million, $16.5 million and $9.3 million, respectively. While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are generally segregated from our companies. For example, the JV Company incurs debt through its own financing and bank loan agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. As part of our strategic plan, we built the JV Company to fulfill growing customer demand. In fact, in the quarter ended June 30, 2020, the JV Company made a major contribution to capturing increasing demand for our products. Even though the COVID-19 pandemic has slowed its production, we are continuing to make progress. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020.  Importantly, the JV Company achieved a positive EBITDAS in the fourth quarter of fiscal year 2020. For the quarter ending September 30, 2020, we expect the JV Company to sequentially increase its production of its 12-inch wafer fabrication and assembly and test. Our current goal is to achieve Phase 1 target run rate in the quarter ending September 30, 2021. However, the impact of the global COVID-19 pandemic and related economic downturn, intensified geopolitical tensions, logistical difficulties and other factors beyond our control could delay our plan. We will continue to monitor and evaluate market conditions closely during this period and react quickly to the changing environment as necessary to achieve an optimal production level at the JV Company.  We expect the joint venture to provide much needed capacity to support our future growth, enhance our market positions in China, and drive improvements in capital expenditures.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been previously offered by STMicro.  As of June 30, 2020, we recorded $16.2 million as intangible assets. We will begin to amortize such intangible asset during the

September 2020 quarter, which is when the technology meets qualification requirements and becomes ready for its intended use in production.

During the fiscal year ended June 30, 2020, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications.

Impact of COVID-19 Pandemic to our Business

Our business operations have been impacted by the global COVID-19 pandemic and the resulting economic downturn. Numerous governmental jurisdictions, including the States of California, Oregon and Texas in the U.S. and countries throughout the Asia Pacific region have imposed “stay-at-home” orders, quarantines, travel bans and similar governmental orders and restrictions to control the spread of COVID-19. Such orders and restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.

As a result of the COVID-19 pandemic and changing consumer behaviors due to various “stay-at-home” restrictions, we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone products. While we have recently benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue as government authorities relax COVID-19 related restrictions. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persist, consumer spending in general may slow down substantially, in which case we may experience a significant decline of customer orders for our products, including those designed for PC-related applications, and such decline is expected to adversely affect our financial conditions and results of operations.

In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we took proactive actions from the early signs of the COVID-19 outbreak in China to adopt policies and protocols at our locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. As the COVID-19 pandemic reached the U.S., and federal and state authorities imposed “stay-at-home” orders, we have taken similar proactive actions in California, Oregon and Texas where we have business activities in order to protect the health and safety of our employees, while maintaining our core operations. We expect these measures will result in difficulties and logistical challenges in our business operations, and in some cases, reduce the productivity of our workforce and cause disruptions and delays in shipping products to our customers. This may impact our ability to respond quickly and effectively to changing market demands as the COVID-19 pandemic continues to cause economic disruption and recession around the globe. In addition, the COVID-19 pandemic and related events have slowed the pace of ramp-up activities at the JV Company, and our current goal is to achieve Phase 1 target run rate in the quarter ending September 30, 2021.

We cannot predict the long-term economic impact of the COVID-19 pandemic, but we will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. The ultimate effects that any such alterations or modifications may have on our business are not clear, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of calendar year 2020.
Other Factors affecting our performance
In addition to the COVID-19 pandemic and related events as described above, our performance is affected by several key factors, including the following:

Costs of JV Company and digital power business: We have incurred an increase in operating expenses due to the additional costs associated with pre-production and production ramp-up activities of the JV Company, as well as the initial startup work to develop and establish our new digital power business, both of which have had a significant impact on our financial performance. Even though the COVID-19 pandemic has slowed its production, we are making persistent progress. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020.  For the quarter ending September 30, 2020, we expect the JV Company to sequentially increase its production of its 12-inch wafer fabrication and assembly and test. The pre-production costs include costs relating to the installation of equipment; performance of the qualification process; increased demand for electrical power and other utilities; increased headcount as a result of hiring of additional personnel, staff and operators; and establishment of administrative and management functions and systems. Certain of such pre-production costs could be capitalized under U.S. GAAP accounting. However, the majority of such pre-production costs and all of the production ramp-up costs cannot be capitalized, and such costs have and may continue to have a negative impact on our profitability. We did not incur pre-production costs after July 2019 as the JV Company has commenced limited mass production.

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

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, a deterioration of the global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a significant decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations. Our revenue from the PC markets accounted for approximately 41.1%, 45.9% and 41.6% of our total revenue for the years ended June 30, 2020, 2019 and 2018, respectively. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. While recently we have experienced an increase of demand in PC market due to the impact of the COVID-19 pandemic, we cannot predict whether and how long this trend will continue. A decline of the PC market may have negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

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

Regulatory Development: The U.S. Department of Justice commenced an investigation into the Company’s compliance with export control regulations relating to certain business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company is currently working with DOC to resolve this issue and seeks permission to reinstate shipment to Huawei. As of the date of this report, DOC has not provided the Company with any definitive timeline or schedule for responding to the Company's request.  We expect the financial performance will be negatively impacted by the Huawei shipment interruption until such time when DOC permits us to continue shipment to Huawei. There is no guarantee that DOC will agree to permit us to resume shipment to Huawei on a timely basis, or at all, and we may not be able to acquire new or additional customers or demand to offset such loss of shipment. Our failure to do so will negatively impact our revenue and profitability. Furthermore, the Company is expected to incur significant costs and expenses, including legal fees, in connection with the government investigation, which may reduce our profitability and margin. See “Risk Factor-The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations”.

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
Impairment of privately-held investment

During fiscal year 2017, we purchased shares of common stock in a privately-held company at a total cost of $0.6 million. We accounted for the investment on a cost basis. During the fiscal year ended June 30, 2020, we recorded impairment charges of $0.6 million in connection with this investment as we concluded the impairment to be other-than-temporary.
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
U.S. Tax Cuts and Jobs Act, Enacted December 22, 2017

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act (“the Tax Act”), which significantly changes the existing U.S. tax laws, including, but not limited to, (1) a reduction in the corporate tax rate from 35% to 21%, (2) a shift from a worldwide tax system to a territorial system, (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (4) bonus depreciation that will allow for full expensing of qualified property, (5) creating a new limitation on deductible interest expense and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

In connection with our initial analysis of the impact of the Tax Act, we reported a discrete tax benefit of $2.7 million for the second quarter of fiscal year 2018 related to the re-measurement of certain deferred tax assets and liabilities. The $2.7 million tax benefit related to the tax rate re-measurement estimated in the second quarter of fiscal year 2018 was reduced downward by $0.2 million in the fourth quarter of fiscal year 2018, to $2.5 million. In addition, we used a 28% U.S. federal tax rate to measure our U.S. federal income tax expense for fiscal year 2018, down from the 34% U.S. federal income tax rate used in first quarter of fiscal year 2018.

U.S. Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”), Enacted March 27, 2020

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), which made the changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2018, 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2018, 2019 and 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, (4) modifying the bonus depreciation for qualified improvement property and (5) modifying the limitation on deductible interest expense.

As a result of the ability to carryback net operating losses from the June 2018 and June 2019 years to the June 2015 to June 2017 tax years, net operating losses which were previously tax-effected using the current 21% U.S. federal tax rate were revalued to the U.S. tax rates in effect for the June 2015 to June 2017 tax years due to the ability of receiving tax refunds for the taxes paid in these years. Accordingly, we reported a discrete tax benefit of $1.1 million in the third quarter of fiscal year 2020 related to the re-measurement of the net operating losses that could be realized via the new net operating loss carryback provisions.

Operating results
The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2020, 2019 and 2018. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2020	2019	2018	2020	2019	2018
	(in thousands)			(% of revenue)
Revenue	$464,909	$450,920	$421,553	100.0%	100.0%	100.0%
Cost of goods sold (1)	362,178	335,542	309,625	77.9%	74.4%	73.4%
Gross profit	102,731	115,378	111,928	22.1%	25.6%	26.6%
Operating expenses:
Research and development (1)	51,252	46,431	37,344	11.0%	10.3%	8.9%
Selling, general and administrative (1)	64,816	75,967	66,164	13.9%	16.8%	15.7%
Total operating expenses	116,668	122,398	103,508	25.0%	27.1%	24.6%
Operating income (loss)	(13,937)	(7,020)	8,420	(2.9)%	(1.5)%	2.0%
Interest expense and other income (loss), net	(3,972)	(6,362)	(2,764)	(0.9)%	(1.4)%	(0.7)%
Net income (loss) before income taxes	(17,909)	(13,382)	5,656	(3.8)%	(2.9)%	1.3%
Income tax expense	348	1,256	708	0.1%	0.3%	0.2%
Net income (loss) including noncontrolling interest	(18,257)	(14,638)	4,948	(3.9)%	(3.2)%	1.1%
Net loss attributable to noncontrolling interest	(11,661)	(16,499)	(9,315)	(2.5)%	(3.7)%	(2.2)%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(6,596)	$1,861	$14,263	(1.4)%	0.5%	3.3%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2020	2019	2018	2020	2019	2018
	(in thousands)			(% of revenue)
Cost of goods sold	$1,530	$1,963	$1,641	0.3%	0.4%	0.4%
Research and development	2,895	2,453	1,855	0.6%	0.5%	0.4%
Selling, general and administrative	6,029	8,761	7,916	1.3%	1.9%	1.9%
	$10,454	$13,177	$11,412	2.2%	2.8%	2.7%
Revenue
The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$391,941	$371,837	$342,148	$20,104	5.4%	$29,689	8.7%
Power IC	66,360	70,215	67,083	(3,855)	(5.5)%	3,132	4.7%
Packaging and testing services	6,608	8,868	12,322	(2,260)	(25.5)%	(3,454)	(28.0)%
	$464,909	$450,920	$421,553	$13,989	3.1%	$29,367	7.0%

Fiscal 2020 vs 2019

Total revenue was $464.9 million for fiscal year 2020, an increase of $14.0 million, or 3.1%, as compared to $450.9 million for fiscal year 2019. The increase was primarily due to an increase of $20.1 million in sales of power discrete products, partially offset by a decrease of $3.9 million in sales of power IC products. The net increase in product sales was primarily due to a 6.0% increase in average selling price as compared to last fiscal year due to a shift in product mix, partially offset by a 2.3% decrease in unit shipments. The decrease in revenue of packaging and testing services for fiscal year 2020 as compared to last fiscal year was primarily due to the fluctuation of demand on these services externally. During fiscal year 2020, we accelerated the development of new technology platforms which allowed us to introduce 48 medium and high voltage MOSFET products, targeting primarily the power supply, as well as 42 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 56 Power IC new products for computing applications, communication and consumer markets.

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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$362,178	$335,542	$309,625	$26,636	7.9%	$25,917	8.4%
Percentage of revenue	77.9%	74.4%	73.4%

Gross profit	$102,731	$115,378	$111,928	$(12,647)	(11.0)%	$3,450	3.1%
Percentage of revenue	22.1%	25.6%	26.6%

Fiscal 2020 vs 2019

Cost of goods sold was $362.2 million for fiscal year 2020, an increase of $26.6 million, or 7.9%, as compared to $335.5 million for fiscal year 2019. The increase was primarily due to limited mass production in our JV Company and the 3.1% increase of revenue. Gross margin decreased by 3.5 percentage points to 22.1% for fiscal year 2020, as compared to 25.6% for fiscal year 2019. The decrease in gross margin was primarily the result of low capacity utilization due to the limited mass production in our Chongqing joint venture during the fiscal year 2020. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, ramp up costs related to our Chongqing joint venture, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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

Research and development expenses

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$51,252	$46,431	$37,344	$4,821	10.4%	$9,087	24.3%

Fiscal 2020 vs 2019

Research and development expenses were $51.3 million for fiscal year 2020, an increase of $4.8 million, or 10.4%, as compared to $46.4 million for fiscal year 2019. The increase was primarily attributable to a $1.4 million increase in employee compensation and benefit expense mainly due to annual merit increase, partially offset by lower bonus accrual, a $2.1 million increase in professional fees, a $0.9 million increase in depreciation expenses, and a $0.4 million increase in share-based compensation expense due to more grants in stock awards. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development are important to meet our strategic objectives.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$64,816	$75,967	$66,164	$(11,151)	(14.7)%	$9,803	14.8%

Fiscal 2020 vs 2019

Selling, general and administrative expenses were $64.8 million for fiscal year 2020, a decrease of $11.2 million, or 14.7%, as compared to $76.0 million for fiscal year 2019. The decrease was primarily due to a $14.9 million reduction in pre-production costs as a result of the commencement of limited mass production at the 12-inch fab facility at the JV Company, and a $2.7 million decrease in share-based compensation expense. The net decrease was partially offset by a $1.0 million increase in depreciation expenses and a $5.4 million increase in legal expenses primarily due to the government investigation.

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

Impairment of privately-held investment

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of privately-held investment	$600	$—	$—	$600	100.0%	$—	100.0%
During the fiscal year 2020, we recorded an other-than-temporary impairment charge for our investment of $0.6 million in a privately-held start-up company. As of June 30, 2020, we have a remaining $0.1 million of privately-held investment.
Interest expense and other income (loss), net

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(3,972)	$(6,362)	$(2,764)	$2,390	(37.6)%	$(3,598)	130.2%

Interest expense was primarily related to bank borrowings. The decrease in interest expenses during the fiscal year 2020 as compared to the last fiscal year was primarily due to $6.1 million of interest refund from the Chinese government in the JV Company, partially offset by higher interest expense as a result of an increase in bank borrowings. The increase in interest expenses during the fiscal year 2019 as compared to the fiscal year 2018 was primarily due to an increase in bank borrowings.

Interest income and others were primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The increase in interest income and others, net during the fiscal year 2020 as compared to the last fiscal year was primarily due to higher foreign currency exchange losses as a result of the depreciation of USD against RMB. The decrease in interest income and others, net during the fiscal year 2019 as compared to the fiscal year 2018 was primarily due to lower foreign currency exchange losses as a result of the appreciation of USD against RMB.

Income tax expense

	Year Ended June 30,			Change
	2020	2019	2018	2020		2019
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$348	$1,256	$708	$(908)	(72.3)%	$548	77.4%

Fiscal 2020 vs 2019

Income tax expense for fiscal years 2020 and 2019 was $0.3 million and $1.3 million, respectively. Income tax expense decreased by $0.9 million, or 72.3% in fiscal year 2020 as compared to fiscal year 2019 primarily due to a $1.1 million tax benefit in fiscal year 2020 from re-measuring the tax benefit of our U.S. net operating losses that could be carried back to the fiscal 2015, 2016 and 2017 years following the enactment of the U.S. CARES Act in March 2020, partially offset by decreased research credits generated in fiscal year 2020 vs. fiscal year 2019 and changes in the mix of earnings in various geographic jurisdictions between the respective periods in fiscal year 2020 compared to fiscal year 2019. Excluding the discrete income tax items, the effective tax rate for the current fiscal year was (9.6%), compared to (14.6%) for the last fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current fiscal year and prior fiscal year and decreased research credits generated in fiscal year 2020.

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

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. As of June 30, 2020, there was no outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In October 2019, this line of credit was renewed with the same terms and a maturity date of September 30, 2020. As of June 30, 2020, there was no outstanding balance under the line of credit.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offer Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of June 30, 2020. During the fiscal year ended June 30, 2020, the Company borrowed $20.0 million and repaid it in full. As of June 30, 2020, there was no outstanding balance and the Company had unused credit of approximately $30.0 million.

On May 1, 2018, Jireh Semiconductor Incorporated (“Jireh”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of June 30, 2020. As of June 30, 2020, the outstanding balance of the term loan was $15.9 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2020. As of June 30, 2020, the outstanding balance of the term loan was $16.8 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal year 2020, we did not repurchase any shares pursuant to the repurchase program. During fiscal years 2019 and 2018, we repurchased an aggregate of 111,509 shares and 950,046 shares, respectively, from the open market for a total cost of approximately $1.5 million and $15.1 million, excluding fees and related expenses, at an average price of $13.43 and $15.86 per share, respectively. As of June 30, 2020, we had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 145,428 shares with a weighted average repurchase price of $10.32 per share, were reissued at an average price of $5.30 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2020, $13.4 million remain available under the share repurchase program.

On September 5, 2017, we entered into a license agreement with STMicroelectronics International N.V. (“STMicro”), pursuant to which STMicro granted us a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  As of June 30, 2020, we recorded $16.2 million of intangible assets related to STMicro. We will begin to amortize such license fees during the September 2020 quarter, which is when the technology meets qualification requirements and becomes ready for its intended use in production.

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

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2020 and 2019, such restricted portion amounted to approximately $209.8 million and $209.5 million, or 61.4% and 64.4%, of our total consolidated net assets attributable to the Company, respectively. The increase of restricted net assets was primarily from the JV Company in China.

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

JV Company Financing Transactions

From time to time the JV Company entered into financing and loan agreements with banks and other third parties to fund capital expenditures and other operational expenses in connection with the constructions and ramp-up of the manufacturing facility in Chongqing. The JV Company incurs debt through its own financing agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of June 30, 2020, the outstanding balance of the Lease Financing of 298.0 million RMB (equivalent of $42.1 million based on the currency exchange rate as of June 30, 2020) was recorded under both short-term and long-term finance lease liabilities.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. During the three months ended June 30, 2020, the JV Company repaid the loan in full. As of June 30, 2020, there was no outstanding balance under the loan.

On September 23, 2019, the JV Company entered into a short-term revolving loan agreement with China Everbright bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019, at varying interest rates, in RMB or USD. Interest payments with the entire principal are due no later than 90 days from each borrowing date. In January and February 2020, the JV Company borrowed $1.6 million and $5.5 million, respectively, under this loan. During the three months ended June 30, 2020, the JV Company repaid the loan in full. As of June 30, 2020, there was no outstanding balance under the loan.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. During the three months ended December 31, 2019, the JV Company paid 6.0 million RMB under this agreement. As of June 30, 2020, the outstanding balance of the loan was 194 million RMB (equivalent of $27.4 million based on the currency exchange rate as of June 30, 2020).

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for RMB 20 million, or $3.0 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at fixed interest rate of 5.44% per annum. Interest payments were due monthly with the entire principal due on March 21, 2020. As of June 30, 2020, there was no outstanding balance under the loan.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of June 30, 2020, the outstanding balance of the loan was $24.0 million.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan of a maximum of Chinese Renminbi (RMB) 100 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020) in the amount in RMB or USD. Interest payments are due on the 20th of each month, and the entire principal is due on April 16, 2021. The loan consists of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that is collateralized by eligible accounts receivable.  During the three months ended June 30, 2020, the JV Company borrowed RMB 20 million, or $2.8 million based on the currency exchange rate between RMB and U.S. Dollar, at a fixed interest rate of 5.1375% per annum under the working capital loan. The JV Company also borrowed $7.1 million and $1.9 million at a fixed interest rate of 2.7% and 2.8% per annum, respectively, during the same period under the accounts receivable collateralized loan. As of June 30, 2020, the total outstanding balance under the loan was $11.8 million.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million, (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of June 30, 2020, the outstanding balance of the loan was $35.3 million.
Cash, cash equivalents and restricted cash
As of June 30, 2020 and 2019, we had $162.7 million and $124.3 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $162.7 million and $124.3 million cash and cash equivalents, $120.3 million and $70.6 million, respectively, were deposited with financial institutions outside the United States.

The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$62,315	$31,421	$3,480
Net cash used in investing activities	(60,849)	(112,435)	(194,127)
Net cash provided by financing activities	37,651	75,099	206,953
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(708)	(1,514)	(511)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38,409	$(7,429)	$15,795
Cash flows from operating activities

Net cash provided by operating activities of $62.3 million for fiscal year 2020 resulted primarily from net loss of $18.3 million, non-cash charges of $56.1 million and net change in assets and liabilities providing net cash of $24.4 million. The non-cash charges of $56.1 million included depreciation and amortization expenses of $45.1 million, share-based compensation expense of $10.5 million, impairment of our investment in a privately-held start-up company of $0.6 million, gain on disposal of property and equipment of $0.1 million, and net deferred income taxes of $0.1 million. The net change in assets and liabilities providing net cash of $24.4 million was primarily due to $27.3 million decrease in other current and long-term assets primarily due to increase in advance payments to suppliers, $11.0 million decrease in accounts receivable due to timing of billings and collection of payments, and $11.0 million increase in accrued and other liabilities, partially offset by $22.8 million increase in inventories, $1.8 million decrease in accounts payable primarily due to timing of payments, and $0.3 million decrease in income taxes payable.

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

Cash flows from investing activities

Net cash used in investing activities of $60.8 million for the fiscal year 2020 was primarily attributable to $62.4 million purchases of property and equipment, including $20.0 million purchases in JV Company, which was partially offset by $1.3 million government grant related to equipment in the JV Company and $0.3 million of proceeds from sale of property and equipment.

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
Cash flows from financing activities

Net cash provided by financing activities of $37.7 million for the fiscal year 2020 was primarily attributable to $96.2 million of proceeds from borrowings, and $3.4 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $1.5 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $11.0 million in payments of capital lease obligations, and $49.4 million in repayments of borrowings.

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

Contractual Obligations
Our contractual obligations as of June 30, 2020 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$131,260	$30,616	$63,400	$37,244	$—
Finance leases	45,608	17,273	28,335	—	—
Operating leases	43,445	5,695	9,608	7,455	20,687
Capital commitments with respect to property and equipment	17,973	17,973	—	—	—
Purchase commitments with respect to inventories and others	43,938	43,938	—	—	—
Total contractual obligations	$282,224	$115,495	$101,343	$44,699	$20,687

As of June 30, 2020, we had recorded liabilities of $0.8 million for uncertain tax positions and $0.1 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 13 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as economic implications of the COVID-19 pandemic.
Revenue recognition

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. We consider all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. We consider evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. We will maintain a partial valuation allowance equal to the state research and development credit carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance.

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2020, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $159.4 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2020, we had $129.9 million outstanding under our loan with the Bank and $42.1 million outstanding under our capital leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2020, a hypothetical 10% increase in the interest rate could result in $0.7 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold, would decrease or increase our current year's net earnings by $0.3 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2020. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands, except per share data)
Revenue	$122,395	$106,852	$117,860	$117,802
Gross profit	$28,934	$22,459	$24,406	$26,932
Operating loss	$(1,327)	$(8,619)	$(3,370)	$(621)
Net loss including noncontrolling interest	$(1,940)	$(9,886)	$(4,573)	$(1,858)
Net loss attributable to noncontrolling interest	$(1,835)	$(3,391)	$(3,568)	$(2,867)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(105)	$(6,495)	$(1,005)	$1,009
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.00	$(0.26)	$(0.04)	$0.04
Diluted	$0.00	$(0.26)	$(0.04)	$0.04

	Quarter Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(in thousands, except per share data)
Revenue	$111,856	$109,067	$114,925	$115,072
Gross profit	$27,636	$25,629	$29,502	$32,611
Operating income (loss)	$(958)	$(3,735)	$(3,202)	$875
Net loss including noncontrolling interest	$(2,235)	$(5,955)	$(5,535)	$(913)
Net loss attributable to noncontrolling interest	$(4,780)	$(4,400)	$(3,990)	$(3,329)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$2,545	$(1,555)	$(1,545)	$2,416
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.10	$(0.06)	$(0.06)	$0.10
Diluted	$0.10	$(0.06)	$(0.06)	$0.10

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2020 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on Internal Control over Financial Reporting
We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes and schedules and our report dated September 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
September 2, 2020

Item 9B.	Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2020 Proxy Statement”), no later than 120 days after the end of fiscal year 2020, and certain information to be included in the 2020 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement.

Item 11.	Executive Compensation
The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2020 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	115
Schedule II - Valuation and Qualifying accounts	120

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda Corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 2, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach, and changed its method for recognizing revenue in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.
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
September 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alpha and Omega Semiconductor Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (a Bermuda corporation) and subsidiaries (the “Company”) as of June 30, 2018 (not presented herein), and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2012 to 2018.
San Francisco, California
August 23, 2018

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$158,536	$121,893
Restricted cash	2,190	364
Accounts receivable, net	13,272	24,296
Inventories	135,528	111,643
Other current assets	8,807	37,102
Total current assets	318,333	295,298
Property, plant and equipment, net	412,340	409,737
Operating lease right-of-use assets, net	32,948	—
Intangible assets, net	16,770	16,882
Deferred income tax assets	4,766	4,822
Restricted cash - long-term	1,978	2,038
Other long-term assets	5,804	10,617
Total assets	$792,939	$739,394

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,181	$94,384
Accrued liabilities	54,986	44,075
Income taxes payable	1,360	1,541
Short-term debt	30,114	26,609
Finance lease liabilities	15,258	11,355
Operating lease liabilities	4,159	—
Total current liabilities	192,058	177,964
Long-term debt	99,775	59,380
Income taxes payable - long-term	903	993
Deferred income tax liabilities	496	466
Finance lease liabilities - long-term	26,842	43,381
Operating lease liabilities - long-term	30,254	—
Other long-term liabilities	10,723	13,921
Total liabilities	361,051	296,105
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2020 and 2019	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,944 shares and 25,305 shares, respectively at June 30, 2020 and 31,163 shares and 24,517 shares, respectively at June 30, 2019	64	62
Treasury shares at cost; 6,639 shares at June 30, 2020 and 6,646 shares at June 30, 2019	(66,184)	(66,240)
Additional paid-in capital	246,103	234,410
Accumulated other comprehensive loss	(5,127)	(2,693)
Retained earnings	118,833	125,485
Total Alpha and Omega Semiconductor Limited shareholders’ equity	293,689	291,024
Noncontrolling interest	138,199	152,265
Total equity	431,888	443,289

Total liabilities and equity	$792,939	$739,394

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2020	2019	2018
Revenue	$464,909	$450,920	$421,553
Cost of goods sold	362,178	335,542	309,625
Gross profit	102,731	115,378	111,928

Operating expenses:
Research and development	51,252	46,431	37,344
Selling, general and administrative	64,816	75,967	66,164
Impairment of privately-held investment	600	—	—
Total operating expenses	116,668	122,398	103,508
Operating income (loss)	(13,937)	(7,020)	8,420

Interest expense and other income (loss), net	(3,972)	(6,362)	(2,764)
Net income (loss) before income taxes	(17,909)	(13,382)	5,656
Income tax expense	348	1,256	708
Net income (loss) including noncontrolling interest	(18,257)	(14,638)	4,948
Net loss attributable to noncontrolling interest	(11,661)	(16,499)	(9,315)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(6,596)	$1,861	$14,263

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.27)	$0.08	$0.60
Diluted	$(0.27)	$0.08	$0.57

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	24,840	24,063	23,901
Diluted	24,840	24,698	24,844

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2020	2019	2018
Net income (loss) including noncontrolling interest	$(18,257)	$(14,638)	$4,948
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4,839)	(5,937)	244
Comprehensive income (loss)	(23,096)	(20,575)	5,192
Noncontrolling interest	(14,066)	(19,303)	(9,205)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(9,030)	$(1,272)	$14,397

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2017	—	$—	29,600	$59	(5,608)	$(49,836)	$206,332	$306	$113,909	$270,770	$27,779	$298,549
Exercise of common stock options and release of RSUs	—	—	645	1	—	—	1,543	—	—	1,544	—	1,544
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	18	144	—	—	(53)	91	—	91
Withholding tax on restricted stock units	—	—	(145)	—	—	—	(2,363)	—	—	(2,363)	—	(2,363)
Issuance of common shares under Employee Stock Purchase Plan	—	—	300	1	—	—	3,320	—	—	3,321	—	3,321
Repurchase of common shares under shares repurchase program	—	—	—	—	(950)	(15,098)	—	—	—	(15,098)	—	(15,098)
Share-based compensation expense	—	—	—	—	—	—	11,412	—	—	11,412	—	11,412
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	14,263	14,263	(9,315)	4,948
Deferred tax asset related to ASU 2016-06 adoption	—	—	—	—	—	—	—	—	(5,480)	(5,480)	—	(5,480)
Foreign currency translation adjustment	—	—	—	—	—	—	—	134	—	134	110	244
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	128,994	128,994
Balance, June 30, 2018	—	—	30,400	61	(6,540)	(64,790)	220,244	440	122,639	278,594	147,568	426,162
Exercise of common stock options and release of RSUs	—	—	616	1	—	—	109	—	—	110	—	110
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	6	51	—	—	(51)	—	—	—
Withholding tax on restricted stock units	—	—	(182)	—	—	—	(2,028)	—	—	(2,028)	—	(2,028)
Issuance of common shares under Employee Stock Purchase Plan	—	—	329	—	—	—	2,908	—	—	2,908	—	2,908
Repurchase of common shares under share repurchase program	—	—	—	—	(112)	(1,501)	—	—	—	(1,501)	—	(1,501)
Share-based compensation expense	—	—	—	—	—	—	13,177	—	—	13,177	—	13,177
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	1,861	1,861	(16,499)	(14,638)
Impact on retained earnings related to ASC 606 adoption	—	—	—	—	—	—	—		1,036	1,036	—	1,036
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,133)	—	(3,133)	(2,804)	(5,937)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	24,000	24,000
Balance, June 30, 2019	—	—	31,163	62	(6,646)	(66,240)	234,410	(2,693)	125,485	291,024	152,265	443,289
Exercise of common stock options and release of RSUs	—	—	562	1	—	—	24	—	—	25		25
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	7	56	—	—	(56)	—	—	—
Withholding tax on restricted stock units	—	—	(181)	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)
Issuance of common shares under Employee Stock Purchase Plan	—	—	400	1	—	—	3,324	—	—	3,325	—	3,325
Share-based compensation expense	—	—	—	—	—	—	9,854	—	—	9,854	—	9,854
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(6,596)	(6,596)	(11,661)	(18,257)

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,434)	—	(2,434)	(2,405)	(4,839)
Balance, June 30, 2020	—	$—	31,944	$64	(6,639)	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(18,257)	$(14,638)	$4,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,090	32,038	29,419
Share-based compensation expense	10,454	13,177	11,412
Deferred income taxes, net	85	(452)	(2,244)
(Gain) loss on disposal of property and equipment	(102)	21	45
Impairment of privately-held investment	600	—	—
Changes in assets and liabilities:
Accounts receivable	11,024	9,237	(5,345)
Inventories	(22,793)	(21,461)	(13,928)
Other current and long-term assets	27,306	(1,887)	(34,625)
Accounts payable	(1,777)	6,410	4,872
Income taxes payable	(270)	(601)	466
Accrued and other liabilities	10,955	9,577	8,460
Net cash provided by operating activities	62,315	31,421	3,480
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(42,389)	(36,002)	(49,390)
Purchases of property and equipment in JV Company	(20,009)	(76,049)	(128,359)
Purchases of intangible assets	—	(405)	(16,384)
Proceeds from sale of property and equipment	295	21	6
Government grant related to equipment in JV Company	1,254	—	—
Net cash used in investing activities	(60,849)	(112,435)	(194,127)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	—	24,000	128,994
Withholding tax on restricted stock units	(1,509)	(2,028)	(2,363)
Proceeds from exercise of stock options and ESPP	3,350	3,018	4,956
Payments for repurchase of common shares	—	(1,501)	(15,098)
Proceeds from borrowings	96,232	77,949	30,950
Repayments of borrowings	(49,394)	(21,947)	(74)
Proceeds from financing lease	—	—	60,416
Principal payments on capital leases	(11,028)	(4,392)	(828)
Net cash provided by financing activities	37,651	75,099	206,953
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(708)	(1,514)	(511)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,409	(7,429)	15,795
Cash, cash equivalents and restricted cash at beginning of year	124,295	131,724	115,929
Cash, cash equivalents and restricted cash at end of year	$162,704	$124,295	$131,724

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,223	$6,582	$700
Cash paid for income taxes	$2,258	$1,841	$2,985

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid (fiscal year 2019 and 2018 amounts are presented as revised, see Note 1)	$17,370	$44,799	$66,063
Reissuance of treasury stock	$56	$51	$53

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, "AOS", "we" or "us") design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, and South Korea.
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
During the fiscal year ended June 30, 2020, the Company corrected an immaterial error in the corresponding amount for the fiscal year ended June 30, 2019 and 2018 of property and equipment purchased but not yet paid in the supplemental disclosures of non-cash investing and financing information by decreasing the amount by $14.1 million from $58.9 million to $44.8 million and $2.1 million from $68.2 million to $66.1 million, respectively. This disclosure change had no effect on the consolidated statements of operations and cash flows for the fiscal year ended June 30, 2019 and 2018.
Joint Venture
On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2020, the Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company had been ramping up its production of assembly and testing during the fiscal year 2020. The 12-inch wafer fabrication facility commenced its limited mass production in the quarter ended September 30, 2019 and continued its ramp in the year ended June 30, 2020.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

On March 11, 2020, the World Health Organization characterized the outbreak of the coronavirus disease known as COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States ("U.S.") declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world where the Company has operations, including quarantines, and “stay-at-home” orders, closure of all business not deemed "essential", practice of social distancing when engaging in essential activities and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In response to these steps, the Company took proactive actions from the early signs of the COVID-19 outbreak in China to adopt policies and protocols at its locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. As the COVID-19 pandemic reached the U.S. and federal and state authorities imposed “stay-at-home” orders, the Company has taken similar proactive actions in California, Oregon and Texas where the Company has business activities in order to protect the health and safety of its employees. The Company has considered the economic implications of the COVID-19 pandemic in making critical and significant accounting estimates.

COVID-19 has had a negative impact on business activity across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to “stay-at-home” restrictions, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial products, as more consumers are staying at and working from home. While the Company has recently benefited from the increasing demand of PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue as government authorities relax COVID-19 related restrictions. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The extent to which the COVID-19 pandemic may impact the Company's business will depend on future developments which are uncertain, such as the duration of the outbreak, travel restrictions governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, the COVID-19 pandemic may have a negative impact on the Company's sales and results of operations, the size and duration of which is difficult to predict. The Company will continue to actively monitor the situation and may take further actions altering its business operations that the Company determines are in the best interests of its employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: new product development, including market receptiveness, operation of in-house manufacturing facilities, operation of the JV Company, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees, the ability to successfully operate joint venture and ultimately to sustain profitable operations, risks associated with doing business in China, and ability to diversify products and develop digital business; the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company’s ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for our products; ability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; successful and timely completion of product design efforts; and new product design introductions by competitors. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.

    The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions specific to the semiconductor industry and the Company's particular market, such as the PC markets, the timely implementation of new products, new manufacturing process technology and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in operating results due to the factors mentioned above or other factors.

The Company's business model allocates its wafer manufacturing requirements to both in-house capacity and selected third-party foundries. The Company also deploys and implements its proprietary power discrete processes and equipment at third-party foundries to maximize the performance and quality of its products.

The Company's revenue may be impacted by its ability to obtain adequate wafer supplies from third-party foundries and utilize wafer production and packaging and testing capacity from its in-house facilities. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 12.7%, 14.1% and 15.4% of the wafers used in the Company's products for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and the JV Company, as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as economic impacts of the COVID-19 pandemic.
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
For the Company's subsidiaries which use the local currency as their functional currency, including the JV Company, their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity.
Cash, Cash Equivalents and Restricted Cash
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

As a condition of the loan arrangements, the Company is required to keep a compensating balance at the issuing bank (see Note 5). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2020 and 2019, the amount of restricted cash was $4.2 million and $2.4 million, respectively.
Accounts Receivable, net
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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for a specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Equipment and construction in progress represent equipment received but the necessary installation has not been fully performed or building construction and leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to respective asset class when fully completed and ready for their intended use.
Internal-use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that will probably generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Costs include employee costs incurred and fees paid to outside consultants for the software development and implementation. Internally developed software is amortized over its estimated useful life of three to five years starting from the date when it is ready for its intended use.
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the consolidated statements of operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Impairment of Privately-held Investment
During fiscal year 2017, the Company purchased shares of common stock in a privately-held company at a total investment cost of $0.6 million. The Company made the investment because it viewed the privately-held company as having strategic technology and a business that would complement the Company's technological capabilities and help create an opportunity for the Company to sell its products. The Company accounted for the investment on a cost basis. During the fiscal year ended June 30, 2020, the Company recorded an impairment charge of $0.6 million in connection with this investment as the Company concluded the impairment to be other-than-temporary.
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, , as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2020, the Company reduced interest expense by $6.1 million, property, plant and equipment by $1.3 million, and operating expenses by $4.7 million. During the fiscal year ended June 30, 2019, the Company reduced interest expenses by $0.3 million. During the fiscal year ended June 30, 2018, the Company reduced property, plant and equipment by $3.3 million.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred during the March and June 2020 quarters. These factors included continued operating losses, a decrease in the Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of June 30, 2020. Some of the more significant assumptions used in the estimated future cash flows involve net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, long-term growth rates that appropriately reflect the risks inherent in the future cash flow stream and terminal value. The Company selected the assumptions used in the financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Therefore, the Company concluded that the carrying amount of the long-lived assets is recoverable. There was no impairment of long-lived assets for fiscal years 2020, 2019 and 2018.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current operating lease liabilities and long-term operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and long-term finance leases liabilities on the consolidated balance sheets.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease expense is generally recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. The Company does not record leases on the consolidated balance sheet with a term of one year or less. See Note 6.
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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.7 million, $0.6 million and $0.4 million in the fiscal years ended June 30, 2020, 2019, and 2018, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. These amendments are effective for entities as of March 12, 2020 through December 31, 2022. The Company elected to apply the provisions of ASU 2020-04 for its contracts as of June 30, 2020. The adoption of ASU 2020-04 did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance and operating leases result in the lessee recognizing a right-of-use asset and a corresponding liability on its balance sheet, with differing methodology for income statement recognition. The Company adopted this standard as of July 1, 2019, using the modified retrospective transition method and recorded a cumulative-effect balance sheet adjustment. As a result of adopting ASU 2016-02 on July 1, 2019, the Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of approximately $21 million each from existing leases on the Company's consolidated balance sheet. See Note 6 for further details.

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
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Year Ended June 30,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(6,596)	$1,861	$14,263

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	24,840	24,063	23,901

Diluted:
Weighted average number of common shares used to compute basic net income per share	24,840	24,063	23,901
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	635	943
Weighted average number of common shares used to compute diluted net income per share	24,840	24,698	24,844

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.27)	$0.08	$0.60
Diluted	$(0.27)	$0.08	$0.57

The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Employee stock options and RSUs	2,028	593	186
ESPP	834	512	182
Total potential dilutive securities	2,862	1,105	368

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

The Company ships its product indirectly to Huawei and its affiliates (collectively, “Huawei”) through distributors. Typically, the Company sells its products to distributors who then sell to original design manufacturers (“ODMs”) that incorporate our products into end applications that are then shipped to Huawei. While distributor point of sale reports summarize distributor sales to ODMs, the Company must make certain assumptions and estimates in order to determine the amount of revenues attributed to indirect shipment to Huawei.  During the fiscal year ended June 30, 2019, the estimated revenues attributed to indirect shipment to Huawei were approximately 2% of total revenues. During the period from May 2019 to December 2019, estimated revenues earned by the Company from shipments indirectly made to Huawei were in the range of $11 million to $13 million. See Note 13.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2020	2019	2018
Customer A	29.3%	28.8%	28.3%
Customer B	35.5%	36.4%	35.2%

	June 30,
Percentage of accounts receivable	2020	2019
Customer A	*	12.1%
Customer B	*	19.7%
Customer C	29.8%	18.1%
Customer D	*	13.3%
Customer E	20.1%	*
Customer F	10.4%	*
Customer G	10.3%	*
Customer H	10.9%	*
* Less than 10%

4. Balance Sheet Components
Accounts receivable, net

	June 30,
	2020	2019
	(in thousands)
Accounts receivable	$43,394	$48,401
Less: Allowance for price adjustments	(30,092)	(24,075)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$13,272	$24,296

Inventories

	June 30,
	2020	2019
	(in thousands)
Raw materials	$55,377	$59,076
Work in-process	61,863	38,214
Finished goods	18,288	14,353
	$135,528	$111,643

Other current assets

	June 30,
	2020		2019
	(in thousands)
VAT receivable	$1,639	*	$30,769
Other prepaid expenses	1,900		2,745
Prepaid insurance	1,520		939
Prepaid maintenance	587		481
Prepayments to supplier	938		583
Prepaid income tax	1,991		267
Customs deposit	163		114
Lease financing cost	—		825
Other receivables	69		379
	$8,807		$37,102

* Refund of the accumulated value-added tax paid previously

Property, plant and equipment, net

	June 30,
	2020	2019
	(in thousands)
Land	$4,877	$4,877
Building	58,875	36,205
Manufacturing machinery and equipment	447,079	303,750
Equipment and tooling	25,398	20,739
Computer equipment and software	38,779	34,048
Office furniture and equipment	3,529	3,243
Leasehold improvements	68,224	53,597
Land use rights	8,502	8,760
	655,263	465,219
Less: accumulated depreciation	(291,515)	(252,982)
	363,748	212,237
Equipment and construction in progress	48,592	197,500
Property, plant and equipment, net	$412,340	$409,737

Total depreciation expense was $43.9 million, $31.9 million and $29.2 million for fiscal year 2020, 2019 and 2018, respectively.
The gross amount of computer software recorded under capital leases was $13.7 million and $13.7 million and the related accumulated depreciation was $10.1 million and $8.2 million, respectively, at June 30, 2020 and 2019.

The Company capitalized $1.0 million, $0.8 million and 0.3 million of software development costs during the fiscal year 2020, 2019 and 2018, respectively. Amortization of capitalized software development costs was $0.5 million in fiscal year 2020, $0.5 million in fiscal year 2019 and $0.6 million in fiscal year 2018. Unamortized capitalized software development costs in each of the periods presented at June 30, 2020 and 2019 were $1.4 million and $0.9 million, respectively.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Other long-term assets

	June 30,
	2020	2019
	(in thousands)
Prepayments for property and equipment	$2,242	$4,846
Investments in privately held companies	100	700
Lease financing costs	—	1,758
Customs deposit	1,662	980
Other long-term deposits	850	889
Office leases deposits	766	1,031
Other	184	413
	$5,804	$10,617

Intangible assets, net

	June 30,
	2020	2019
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(2,954)	(2,842)
	16,501	16,613
Goodwill	269	269
Intangible assets, net	$16,770	$16,882

Intangible assets of patents and technology rights are primarily related to a license agreement that the Company entered into with STMicroelectronics International N.V. (“STMicro”) on September 5, 2017, pursuant to which STMicro granted the Company a world-wide, royalty-free and fully-paid license to use its technologies to develop, market and distribute certain digital multi-phase controller products, which have been offered by STMicro.  This agreement allows the Company to develop and market products in a new market, primarily in the computer server segment. As of June 30, 2020, the Company recorded $16.2 million of intangible assets related to STMicro. The Company will begin to amortize such license fees during the September 2020 quarter, which is when the technology meets qualification requirements and becomes ready for its intended use in production.
Amortization expense for intangible assets was $113,000, $113,000 and $76,000 for the years ended June 30, 2020, 2019 and 2018, respectively.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2021	$3,360
2022	3,360
2023	3,286
2024	3,249
2025	3,246
$16,501

Accrued liabilities

	June 30,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$19,968	$16,385
Warranty accrual	709	623
Stock rotation accrual	3,358	1,921
Accrued professional fees	5,868	1,721
Accrued inventory	775	857
Accrued facilities related expenses	1,831	4,233
Accrued financing lease costs	—	728
Accrued property, plant and equipment	11,039	11,527
Other accrued expenses	8,017	5,144
Customer deposit	2,813	351
ESPP payable	608	585
	$54,986	$44,075

The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Beginning balance	$623	$535	$1,866
Addition	895	236	(147)
Released	—	—	(1,000)
Utilization	(809)	(148)	(184)
Ending balance	$709	$623	$535

The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Beginning balance	$1,921	$1,750	$1,871
Addition	9,441	5,267	2,714
Utilization	(8,004)	(5,096)	(2,835)
Ending balance	$3,358	$1,921	$1,750

Other long-term liabilities

	June 30,
	2020		2019
	(in thousands)
Deferred rent	$—		$65
Customer deposits	8,000	*	10,000	*
Computer software liabilities	1,897		3,701
Other	826		155
Other long-term liabilities	$10,723		$13,921

* Customer deposit from our customer A and customer B for securing future shipment from the Company. The Company reclassified $2.0 million of the customer deposit to short term accrued liabilities during the fiscal year ended June 30, 2020 since the repayment of this amount is due within a year.

5. Bank borrowings

Short-term borrowing

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan of a maximum of Chinese Renminbi (RMB) 100 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020), in the amount in RMB or USD. Interest payments are due on the 20th of each month, and the entire principal is due on April 16, 2021. The loan consists of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that is collateralized by eligible accounts receivable.  During the three months ended June 30, 2020, the JV Company borrowed RMB 20 million, or $2.8 million based on the currency exchange rate between RMB and U.S. Dollar, at a fixed interest rate of 5.1375% per annum under the working capital loan. The JV Company also borrowed $7.1 million and $1.9 million at a fixed interest rate of 2.7% and 2.8% per annum, respectively, during the same period under the accounts receivable collateralized loan. As of June 30, 2020, the total outstanding balance under the loan was $11.8 million.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. As of June 30, 2020, there was no outstanding balance under the loan.

On September 23, 2019, the JV Company entered into a short-term revolving loan agreement with China Everbright bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.1 million based on the currency exchange rate between RMB and U.S. Dollar on September 23, 2019, at varying interest rates, in RMB or USD. Interest payments with the entire principal were due no later than 90 days from each borrowing date. In January and February 2020, the JV Company borrowed $1.6 million and $5.5 million, respectively, under this loan. During the three months ended June 30, 2020, the JV Company repaid the loan in full. As of June 30, 2020, there was no outstanding balance under the loan.

On March 21, 2019, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to provide a loan for RMB 20 million, or $3.0 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019 at fixed interest rate of 5.44% per annum. Interest payments were due monthly with the entire principal due on March 21, 2020. As of June 30, 2020, there was no outstanding balance under the loan.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. During the three months ended June 30, 2020, the JV Company repaid the loan in full. As of June 30, 2020, there was no outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In October 2019, this line of credit was renewed with the same terms and a maturity date of September 30, 2020. As of June 30, 2020, there was no outstanding balance under the line of credit.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of June 30, 2020. During the fiscal year ended June 30, 2020, the Company borrowed $20.0 million and repaid it in full. As of June 30, 2020, there was no outstanding balance and the Company had unused credit of approximately $30.0 million.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of June 30, 2020, the outstanding balance of the Lease Financing of 298.0 million RMB (equivalent of $42.1 million based on the currency exchange rate as of June 30, 2020) was recorded under short-term and long-term finance lease liabilities.

See future minimum lease payment table for finance lease liabilities in Note 6.

Long-term debt

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of June 30, 2020, the outstanding balance of the loan was $35.3 million.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of June 30, 2020, the outstanding balance of the loan was $24.0 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. During the three months ended December 31, 2019, the JV Company paid 6.0 million RMB under this agreement. As of June 30, 2020, the outstanding balance of the loan was 194 million RMB (equivalent of $27.4 million based on the currency exchange rate as of June 30, 2020).

On May 1, 2018, Jireh Semiconductor Incorporated (“Jireh”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of June 30, 2020. As of June 30, 2020, the outstanding balance of the term loan was $15.9 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2020. As of June 30, 2020, the outstanding balance of the term loan was $16.8 million.

At June 30, 2020, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2021	$30,616
2022	26,396
2023	37,004
2024	22,694
2025	14,550
Total principal of debt	131,260
Less: debt issuance costs	(1,371)
Total principal of debt, less debt issuance costs	$129,889

	Short-term Debt	Long-term Debt
Principal amount	$30,613	$100,647
Less: debt issuance costs	(499)	(872)
Total debt, less debt issuance costs	$30,114	$99,775

6. Leases

Under Topic 842, the Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities - long-term on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the consolidated balance sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China. See Note 5 - Bank Borrowings for details. The Company does not record leases on the consolidated balance sheet with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the period presented (in thousands):

Fiscal Year Ended June 30, 2020
Operating leases:
Fixed rent expense	$6,077
Variable rent expense	797
Finance lease:
Amortization of equipment	2,839
Interest	2,783
Short-term leases:
Short-term lease expenses	306
Total lease expenses	$12,802

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

June 30, 2020
Operating Leases:
ROU assets associated with operating leases	$32,948
Finance Lease:
Property, plant and equipment, gross	$104,374
Accumulated depreciation	86,540
Property, plant and equipment, net	$17,834

Weighted average remaining lease term (in years)
Operating leases	9.57
Finance lease	2.72

Weighted average discount rate
Operating leases	4.45%
Finance lease	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

Fiscal Year Ended June 30, 2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,241
Operating cash flows from finance lease	$2,783
Financing cash flows from finance lease	$11,028

Future minimum lease payments are as follows as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$5,695	$17,273
2022	5,223	16,428
2023	4,385	11,907
2024	3,938	—
2025	3,517	—
Thereafter	20,687	—
Total minimum lease payments	43,445	45,608
Less amount representing interest	(9,032)	(3,508)
Total lease liabilities	$34,413	$42,100

Prior to the adoption of the new lease standard, future minimum lease payments as of June 30, 2019 were as follows (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
2020	$4,357	$14,219
2021	1,741	17,799
2022	1,164	16,928
2023	894	12,269
2024	1,002	—
Thereafter	149	—
Total minimum lease payments	9,307	61,215
Less amount representing interest	—	(6,479)
Total lease liabilities	$9,307	$54,736

7. Shareholders' Equity
Common Shares

The Company's Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2020.

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
During fiscal year 2020, the Company did not repurchase any shares pursuant to the repurchase program. During fiscal years 2019 and 2018, the Company repurchased an aggregate of 111,509 shares and 950,046 shares, respectively, from the open market for a total cost of approximately $1.5 million and $15.1 million, excluding fees and related expenses, at an average price of $13.43 and $15.86 per share, respectively.
As of June 30, 2020, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 145,428 shares with a weighted average repurchase price of $10.32 per share, were reissued at an average price of $5.30 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2020, $13.4 million remain available under the share repurchase program.

8. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the "2018 Plan") was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. As of June 30, 2020, 1,606,154 shares were available for grant under the 2018 Plan.
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
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2017	974,365	$13.51	1.68	$16,244,748
Granted	482,397	$16.46
Vested	(468,051)	$13.24
Forfeited	(69,688)	$14.25
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Granted	527,022	$11.28
Vested	(499,954)	$13.09
Forfeited	(39,750)	$13.82
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225
Granted	505,440	$8.51
Vested	(455,893)	$13.53
Forfeited	(23,750)	$13.19
Nonvested at June 30, 2020	932,138	$11.36	1.66	10,141,661

Performance-based Restricted Stock Units ("PRSU")

In March each year since year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.5 million, $2.8 million and $1.9 million of expenses for these PRSUs during the years ended June 30, 2020, 2019 and 2018, respectively.

During the quarter ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. The Company recorded $0.6 million of non-cash compensation expense for these awards in the quarter ended June 30, 2020. The expense was reported in the other current liabilities line on the consolidated balance sheet as the total amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of stock compensation expense in the consolidated statements of operations.

The following table summarizes the Company's PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2017	170,000	$17.58	2.21	$2,833,900
Granted	298,050	$16.22
Vested	(38,247)	$17.58
Forfeited	(7,503)	$17.26
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
Granted	291,750	$11.18
Vested	(111,623)	$16.68
Forfeited	(5,703)	$16.78
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Granted	155,000	$7.36
Vested	(110,659)	$16.68
Forfeited	(298,290)	$11.32
Nonvested at June 30, 2020	342,775	$12.38	1.60	3,729,392

Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs with derived service periods of 4.5 to 7.5 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 2.7%, expected term of 3.5 years, expected volatility of 38.8% and dividend yield of 0%. The Company recorded approximately $0.6 million and $0.4 million of expense for these MSUs during the years ended June 30, 2020 and 2019, respectively. Subsequent to June 30, 2020, the Company's Board of Directors approved the modification of the performance period of the MSU. See Note 14.

Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2017	1,053,367	$10.98	4.43
Granted	—	$—
Exercised	(166,389)	$11.00		$959,257
Canceled or forfeited	—	$—
Outstanding at June 30, 2018	886,978	$10.97	4.03
Granted	—	$—
Exercised	(10,500)	$10.50		$43,415
Canceled or forfeited	—	$—
Outstanding at June 30, 2019	876,478	$10.98	3.06
Granted	—	$—
Exercised	(2,500)	$10.50		$4,726
Canceled or forfeited	(230,000)	$17.11
Outstanding at June 30, 2020	643,978	$8.79	2.89	$1,544,664
Options vested and expected to vest	643,978	$8.79	2.89	$1,544,664
Exercisable at June 30, 2020	643,978	$8.79	2.89	$1,544,664

The aggregate intrinsic value for options outstanding at June 30, 2020 in the table above is based on the Company’s common stock closing price on June 30, 2020.

Information with respect to stock options outstanding and exercisable as of June 30, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.21 - $7.21	6,875	3.58	$7.21	6,875	$7.21
$7.44 - $7.44	331,139	3.71	$7.44	331,139	$7.44
$7.56 - $9.19	132,150	3.14	$8.47	132,150	$8.47
$9.90 - $12.68	168,000	1.11	$11.64	168,000	$11.64
$12.91 - $12.91	5,814	0.79	$12.91	5,814	$12.91
$7.21 - $12.91	643,978	2.89	$8.79	643,978	$8.79

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
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2020	2019	2018
Volatility rate	46.4% - 58.3%	40.1% - 40.7%	42.1% - 45.3%
Risk-free interest rate	0.2% - 1.6%	2.1% - 2.9%	1.4% - 2.6%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2020, 2019 and 2018 was $4.33, $3.84 and $5.81 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Cost of goods sold	$1,530	$1,963	$1,641
Research and development	2,895	2,453	1,855
Selling, general and administrative	6,029	8,761	7,916

	$10,454	$13,177	$11,412

Total unrecognized share-based compensation expense as of June 30, 2020 was $10.7 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2020.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 12.0% to 16.0% in China, and 6.0% in Taiwan. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

10. Income Taxes
The provision for income taxes is comprised of:

	Year Ended June 30,
	2020	2019	2018
		(in thousands)
U.S. federal taxes:
Current	$(1,673)	$(57)	$55
Deferred	22	(510)	(1,943)
Non-U.S. taxes:
Current	1,940	1,765	2,898
Deferred	58	55	(298)
State taxes, net of federal benefit:
Current	1	3	(4)
Total provision for income taxes	$348	$1,256	$708

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2020	2019	2018
United States statutory rate	21.0%	21.0%	28.1%
Stock-based compensation	—	0.1	(1.4)
Foreign taxes, net	(36.1)	(40.9)	39.5
Research and development credit	8.0	11.7	(17.1)
Non-deductible expenses	(1.0)	(2.7)	7.0
U.S. Tax Act deferred tax re-measurement	6.2	—	(44)
Other	—	1.4	0.4
	(1.9)%	(9.4)%	12.5%

The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2020	2019	2018
		(in thousands)
U.S. operations	$3,549	$4,100	$4,219
Non-U.S. operations	(21,458)	(17,482)	1,437
Loss before income taxes	$(17,909)	$(13,382)	$5,656

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrued compensation	$1,954	$1,428
Net operating loss carryforwards	19,870	16,782
Depreciation	8,149	10,036
Tax credits	13,909	10,882
Operating lease liabilities	6,649	—
Capitalized intangible assets	10,367	11,981
Accruals and reserves	1,832	1,000
Total deferred tax assets	62,730	52,109
Valuation allowance	(37,827)	(35,420)
Total deferred tax assets, net of valuation allowance	24,903	16,689
Deferred tax liabilities:
Depreciation and amortization	(14,097)	(12,243)
Right of use assets	(6,453)	—
Accruals and reserves	(83)	(90)
Total deferred tax liabilities	(20,633)	(12,333)
Net deferred tax assets	$4,270	$4,356

The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2020	2019
	(in thousands)
Long-term deferred tax assets	$4,766	$4,822
Long-term deferred tax liabilities	(496)	(466)
Net deferred tax assets	$4,270	$4,356

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $37.8 million and $35.4 million as of June 30, 2020 and 2019, respectively. The change in valuation allowance for June 30, 2020 and 2019 was an increase of $2.4 million and $5.3 million, respectively.

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
At June 30, 2020 and 2019, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $5.4 million and $5.1 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward. Furthermore, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $32.4 million and $30.3 million as of June 30, 2020 and 2019, respectively.  The Company intends to maintain a valuation allowance equal to the JV Company’s net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At June 30, 2020, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $18.0 million and $8.3 million, respectively. The federal net operating losses begin to expire in 2038 and the tax credits begin to expire in 2026, if not utilized.  At June 30, 2020, the Company had $0.8 million of state net operating loss carryforwards and had tax credit carryforwards of approximately $7.1 million. Approximately $0.6 million of the state tax credits begin to expire in 2021, if not utilized. The remaining $6.5 million of the state tax credits carryforward indefinitely. At June 30, 2020, the JV Company had $108.0 million of net operating loss carryforwards which begin to expire in 2021, if not utilized.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2020, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $159.4 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2017 to June 30, 2020 is as follows:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$7,150	$7,143	$6,589
Additions based on tax positions related to the current year	333	417	721
Reductions based on tax positions related to prior years	(114)	(271)	(11)
Reductions due to lapse of applicable statute of limitations	(243)	(139)	(156)

Balance at end of year	$7,126	$7,150	$7,143

At June 30, 2020, the total unrecognized tax benefits of $7.1 million included $6.3 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $0.8 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2020. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.
The total unrecognized tax benefits of $7.1 million at June 30, 2020 included $4.3 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.1 million reduction to its uncertain tax positions during the next twelve months, related to potential expiration of the relevant statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2020 was $0.1 million, of which $(0.03) million was recognized in the year ended June 30, 2020. The amount of interest and penalties accrued at June 30, 2019 was $0.2 million, of which $0.03 million was recognized in the year ended June 30, 2019.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2020 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2020 remain open to examination by foreign tax authorities.

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

U.S. Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”), Enacted March 27, 2020

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”), which made the changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2018, 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2018, 2019 and 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, (4) modifying the bonus depreciation for qualified improvement property and (5) modifying the limitation on deductible interest expense.

As a result of the ability to carryback net operating losses from the June 2018 and June 2019 years to the June 2015 to June 2017 tax years, net operating losses which were previously tax-effected using the current 21% U.S. federal tax rate were revalued to the U.S. tax rates in effect for the June 2015 to June 2017 tax years due to the ability of receiving tax refunds for the taxes paid in these years. Accordingly, we reported a discrete tax benefit of $1.1 million in the third quarter of fiscal year 2020 related to the re-measurement of the net operating losses that could be realized via the new net operating loss carryback provisions.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through June 2020. We will continue to monitor ongoing developments and potential impact to our financial statements.

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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Hong Kong	$383,411	$355,058	$340,178
China	64,058	81,955	71,213
South Korea	10,370	2,590	1,061
United States	4,465	7,015	5,658
Other countries	2,605	4,302	3,443
	$464,909	$450,920	$421,553
The following is a summary of revenue by product type:

	Year Ended June 30,
	2020	2019	2018
	(in thousands)
Power discrete	$391,941	$371,837	$342,148
Power IC	66,360	70,215	67,083
Packaging and testing services	6,608	8,868	12,322
	$464,909	$450,920	$421,553

Long-lived assets, net consisting of property, plant and equipment and land use rights, net by geographical area are as follows:

	June 30,
	2020	2019
	(in thousands)
China	$310,600	$321,145
United States	100,984	87,817
Other countries	756	775
	$412,340	$409,737

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2020 and 2019, such restricted portion amounted to approximately $209.8 million and $209.5 million, or 61.4% and 64.4%, of our total consolidated net assets attributable to the Company, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Purchase commitments
As of June 30, 2020 and 2019, the Company had approximately $43.9 million and $59.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2020 and 2019, the Company had approximately $18.0 million, and $33.8 million primarily for the JV Company, respectively, of capital commitments for the purchase of property and equipment.
Other commitments
See Notes 1, 5 and 6 to the Consolidated Financial Statements contained in this annual Report on Form 10-K for descriptions of commitments including Joint Venture, bank borrowings and leases.
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

In December 2019, the U.S. Department of Justice ("DOJ") commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents and information from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019 (see Note 3).  The Company is currently working with DOC to resolve this issue.  Given the case is in still ongoing and neither DOJ nor DOC have provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter.  In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliate. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the Gray Action seeks to recover compensatory and other damages as well as attorney’s fees and costs.

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within forty-five days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. The Company believes the claims in the Gray Action are without merit and intends to vigorously defend this litigation. Given the case is in its early stages and still on going, the Company cannot estimate the reasonably possible loss or range of loss that may occur.

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2020 and 2019.

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

14. Subsequent Event

On August 31, 2020, the Company’s MSU grant described in Note 8 was modified with the performance period extended through December 31, 2022 and the original four-year time-based service period to commence on January 1, 2023.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,538	$5,284
Accounts receivable - Intercompany	—	—
Other current assets	220	325
Total current assets	4,758	5,609
Property, plant and equipment, net	44	119
Other long-term assets	160	242
Investment in subsidiaries	446,415	459,696
Total assets	$451,377	$465,666

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,816	$863
Accounts payable - Intercompany	14,673	21,514
Total liabilities	19,489	22,377
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2020 and 2019	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 31,944 shares and 25,305 shares, respectively at June 30, 2020 and 31,163 shares and 24,517 shares, respectively at June 30, 2019	64	62
Treasury shares at cost; 6,639 shares at June 30, 2020 and 6,646 shares at June 30, 2019	(66,184)	(66,240)
Additional paid-in capital	246,103	234,410
Accumulated other comprehensive income	(5,127)	(2,693)
Retained earnings	118,833	125,485
Total Alpha and Omega Semiconductor Limited shareholder's equity	293,689	291,024
Noncontrolling interest	138,199	152,265
Total equity	431,888	443,289
Total liabilities and equity	$451,377	$465,666

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Revenue	$1,334	$4,292	$4,096
Cost of revenue	—	—	—
Gross profit	1,334	4,292	4,096

Operating expenses:
General and administrative	1,745	4,599	4,479
Total operating expenses	1,745	4,599	4,479
Operating loss	(411)	(307)	(383)

Interest expense and other income (loss), net	(1)	3	7
Income (loss) on equity investment in subsidiaries	(17,845)	(14,334)	5,324
Net income (loss) including noncontrolling interest	(18,257)	(14,638)	4,948
Net loss attributable to noncontrolling interest	(11,661)	(16,499)	(9,315)
Net income attributable to Alpha and Omega Semiconductor Limited	$(6,596)	$1,861	$14,263

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2020	2019	2018
Net income (loss) including noncontrolling interest	$(18,257)	$(14,638)	$4,948
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(4,839)	(5,937)	244
Comprehensive income (loss)	(23,096)	(20,575)	5,192
Noncontrolling interest	(14,066)	(19,303)	(9,205)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(9,030)	$(1,272)	$14,397

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(18,257)	$(14,638)	$4,948
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	76	274	464
Share-based compensation expense	450	432	503
Equity in net (income) loss of subsidiaries	17,845	14,334	(5,324)
Other	—	—	—
Changes in assets and liabilities:
Accounts receivable - intercompany	—	3,937	14,316
Other current assets	187	134	(199)
Accounts payable and accrued liabilities	3,953	121	(182)
Accounts payable - intercompany	(6,841)	21,514	—
Net cash provided by (used in) operating activities	(2,587)	26,108	14,526
Cash flows from investing activities
Purchases of property and equipment	—	(51)	—
Investment in subsidiaries	—	(25,000)	(10,000)
Net cash used in investing activities	—	(25,051)	(10,000)
Cash flows from financing activities
Withholding tax on restricted stock units	(1,509)	(2,028)	(2,363)
Proceeds from exercise of stock options and ESPP	3,350	3,018	4,956
Payments for repurchases of common shares	—	(1,501)	(15,098)
Net cash provided by (used in) financing activities	1,841	(511)	(12,505)
Net increase (decrease) in cash and cash equivalents	(746)	546	(7,979)
Cash and cash equivalents at beginning of year	5,284	4,738	12,717
Cash and cash equivalents at end of year	$4,538	$5,284	$4,738

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

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2017	$30	$19,599	$6,178
Additions	—	124,694	23,927
Reductions	—	(125,391)	—

June 30, 2018	30	18,902	30,105
Additions	—	115,842	5,315
Reductions	—	(110,669)	—

June 30, 2019	30	24,075	35,420
Additions	—	140,413	2,407
Reductions	—	(134,396)	—
June 30, 2020	$30	$30,092	$37,827

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3(+)	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4(+)	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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
Real Estate Mortgage Contract, dated May 14, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and the Export-Import Bank of China (English Translation) (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.40
Second Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.41
Third Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.42
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.43	Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34717) filed with the Commission on November 12, 2019)
10.44*
Supplemental Agreement to Financing Lease Contract, dated as of June 28, 2020 between YinHai Leasing Company and China Import/Export Bank and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd. (English Translation)

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

September 2, 2020

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	September 2, 2020
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	September 2, 2020
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ YUEH-SE HO	Director and Chief Operating Officer	September 2, 2020
Yueh-Se Ho, Ph.D.

/s/ LUCAS S. CHANG	Director	September 2, 2020
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	September 2, 2020
Claudia Chen

/s/ KING OWYANG	Director	September 2, 2020
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	September 2, 2020
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	September 2, 2020
Michael J. Salameh