Form 10-Q
period 2021-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2021-05-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 23, 2021: 26,091,19025,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$192,113	$158,536
Restricted cash	229	2,190
Accounts receivable, net	33,721	13,272
Inventories	145,110	135,528
Other current assets	11,183	8,807
Total current assets	382,356	318,333
Property, plant and equipment, net	432,569	412,340
Operating lease right-of-use assets, net	33,036	32,948
Intangible assets, net	14,250	16,770
Deferred income tax assets	5,008	4,766
Restricted cash - long-term	2,133	1,978
Other long-term assets	5,039	5,804
Total assets	$874,391	$792,939
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,858	$86,181
Accrued liabilities	62,683	54,986
Income taxes payable	2,431	1,360
Short-term debt	43,280	30,114
Finance lease liabilities	16,462	15,258
Operating lease liabilities	5,202	4,159
Total current liabilities	211,916	192,058
Long-term debt	90,868	99,775
Income taxes payable - long-term	930	903
Deferred income tax liabilities	1,470	496
Finance lease liabilities - long-term	16,615	26,842
Operating lease liabilities - long-term	29,758	30,254
Other long-term liabilities	36,056	10,723
Total liabilities	387,613	361,051
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2021 and June 30, 2020	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 32,710 shares and 26,085 shares, respectively at March 31, 2021 and 31,944 shares and 25,305 shares, respectively at June 30, 2020	65	64
Treasury shares at cost: 6,625 shares at March 31, 2021 and 6,639 shares at June 30, 2020	(66,064)	(66,184)
Additional paid-in capital	252,934	246,103
Accumulated other comprehensive income (loss)	996	(5,127)
Retained earnings	157,356	118,833
Total Alpha and Omega Semiconductor Limited shareholder's equity	345,287	293,689
Noncontrolling interest	141,491	138,199
Total equity	486,778	431,888
Total liabilities and equity	$874,391	$792,939

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$169,212	$106,852	$479,593	$342,514
Cost of goods sold	116,521	84,393	335,630	268,717
Gross profit	52,691	22,459	143,963	73,797
Operating expenses
Research and development	15,557	13,569	45,671	38,084
Selling, general and administrative	19,338	16,909	56,579	47,723
Impairment of privately-held investment	—	600	—	600
Total operating expenses	34,895	31,078	102,250	86,407
Operating income (loss)	17,796	(8,619)	41,713	(12,610)
Interest expense and other income (loss), net	(1,815)	(2,282)	(2,745)	(3,744)
Income (loss) before income taxes	15,981	(10,901)	38,968	(16,354)
Income tax expense (benefit)	1,014	(1,015)	2,694	(37)
Net income (loss) including noncontrolling interest	14,967	(9,886)	36,274	(16,317)
Net loss attributable to noncontrolling interest	(1,133)	(3,391)	(2,303)	(9,826)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$16,100	$(6,495)	$38,577	$(6,491)
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.62	$(0.26)	$1.51	$(0.26)
Diluted	$0.58	$(0.26)	$1.42	$(0.26)
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	25,882	24,894	25,631	24,711
Diluted	27,716	24,894	27,128	24,711

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) including noncontrolling interest	$14,967	$(9,886)	$36,274	$(16,317)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(799)	(2,208)	11,718	(5,304)
Comprehensive income (loss)	14,168	(12,094)	47,992	(21,621)
Less: Noncontrolling interest	(1,447)	(4,430)	3,292	(12,415)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$15,615	$(7,664)	$44,700	$(9,206)

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$65	$(66,097)	$254,980	$1,481	$141,289	$331,718	$142,938	$474,656
Exercise of common stock options and release of restricted stock units	—	—	129	—	—	129	—	129
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	33	—	—	(33)	—	—	—
Withholding tax on restricted stock units	—	—	(5,200)	—	—	(5,200)	—	(5,200)
Share-based compensation	—	—	3,025	—	—	3,025	—	3,025
Net income (loss)	—	—	—	—	16,100	16,100	(1,133)	14,967
Cumulative translation adjustment	—	—	—	(485)	—	(485)	(314)	(799)
Balance, March 31, 2021	$65	$(66,064)	$252,934	$996	$157,356	$345,287	$141,491	$486,778

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2020	$64	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888
Exercise of common stock options and release of restricted stock units	—	—	1,624	—	—	1,624	—	1,624
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	120	—	—	(54)	66	—	66
Withholding tax on restricted stock units	—	—	(6,153)	—	—	(6,153)	—	(6,153)
Issuance of shares under ESPP	1	—	1,635	—	—	1,636	—	1,636
Share-based compensation	—	—	7,725	—	—	7,725	—	7,725
Restricted stock units settlement in connection with service	—	—	2,000	—	—	2,000	—	2,000
Net income (loss)	—	—	—	—	38,577	38,577	(2,303)	36,274
Cumulative translation adjustment	—	—	—	6,123	—	6,123	5,595	11,718
Balance, March 31, 2021	$65	$(66,064)	$252,934	$996	$157,356	$345,287	$141,491	$486,778

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 30, 2019	$63	$(66,227)	$240,797	$(4,239)	$125,476	$295,870	$144,280	$440,150
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	43	—	—	(43)	—	—	—
Withholding tax on restricted stock units	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Share-based compensation	—	—	2,876	—	—	2,876	—	2,876
Net loss	—	—	—	—	(6,495)	(6,495)	(3,391)	(9,886)
Cumulative translation adjustment	—	—	—	(1,169)	—	(1,169)	(1,039)	(2,208)
Balance, March 31, 2020	$63	$(66,184)	$242,470	$(5,408)	$118,938	$289,879	$139,850	$429,729

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2019	$62	$(66,240)	$234,410	$(2,693)	$125,485	$291,024	$152,265	$443,289
Exercise of common stock options and release of RSUs	—	—	26	—	—	26	—	26
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	56	—	—	(56)	—	—	—
Withholding tax on restricted stock units	—	—	(1,398)	—	—	(1,398)	—	(1,398)
Issuance of shares under ESPP	1	—	1,700	—	—	1,701	—	1,701
Share-based compensation	—	—	7,732	—	—	7,732	—	7,732
Net loss	—	—	—	—	(6,491)	(6,491)	(9,826)	(16,317)
Cumulative translation adjustment	—	—	—	(2,715)	—	(2,715)	(2,589)	(5,304)
Balance, March 31, 2020	$63	$(66,184)	$242,470	$(5,408)	$118,938	$289,879	$139,850	$429,729

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$36,274	$(16,317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,434	33,538
Share-based compensation expense	9,925	7,732
Deferred income taxes, net	732	85
(Gain) loss on disposal of property and equipment	40	(206)
Impairment of privately-held investment	—	600
Changes in operating assets and liabilities:
Accounts receivable	(20,448)	6,826
Inventories	(9,582)	(14,660)
Other current and long-term assets	(2,297)	2,715
Accounts payable	(224)	(3,366)
Income taxes payable	1,097	(1,256)
Accrued and other liabilities	29,573	6,332
Net cash provided by operating activities	84,524	22,023
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(24,913)	(33,417)
Purchases of property and equipment in JV Company	(15,628)	(15,787)
Proceeds from sale of property and equipment	10	295
Government grant related to equipment	119	1,254
Net cash used in investing activities	(40,412)	(47,655)
Cash flows from financing activities
Withholding tax on restricted stock units	(6,153)	(1,398)
Proceeds from exercise of stock options and ESPP	3,326	1,727
Proceeds from borrowings	42,858	49,146
Repayments of borrowings	(44,087)	(25,768)
Principal payments on finance leases	(12,267)	(7,213)
Net cash provided by (used in) financing activities	(16,323)	16,494
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,982	(636)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,771	(9,774)
Cash, cash equivalents and restricted cash at beginning of period	162,704	124,295
Cash, cash equivalents and restricted cash at end of period	$194,475	$114,521

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$16,912	$15,911

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
Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021 or any other interim period. The condensed consolidated balance sheet at June 30, 2020 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our consolidated financial statements.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility ("Fab") in the LiangJiang New Area of Chongqing, China (the “JV Transaction”). The Fab is being built in phases.  As of March 31, 2021, the Company owned 51%, and the Chongqing Funds owned 49% of the equity interest in the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company has reached its targeted production in assembly and testing and is currently ramping up its Phase I of the 12-inch wafer fabrication.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has had and continues to have a negative impact on business and economic activities across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to various restrictions imposed by governments, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial products, as more consumers are staying at and working from home. While the Company has recently benefited from the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
increasing demand of PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline as government authorities relax COVID-19 related restrictions and consumer behaviors change. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The extent to which the COVID-19 pandemic may impact the Company's business will depend on future developments which are uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, the COVID-19 pandemic may have a negative impact on the Company's sales and results of operations, the size and duration of which is difficult to predict.

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
Restricted Cash

As a condition of certain loan agreement, the Company is required to keep a compensating balance at the issuing bank (see Note 5). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s condensed consolidated balance sheets. As of March 31, 2021 and June 30, 2020, the amount of restricted cash was $2.4 million and $4.2 million, respectively.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and nine months ended March 31, 2021, the Company reduced interest expense by $0.7 million and $2.2 million, property, plant and equipment by nil and $0.1 million, and operating expenses by $0.0 million and $3.7 million, respectively. During the three and nine months ended March 31, 2020, the Company reduced interest expense by $0.7 million and $4.1 million, property, plant and equipment by nil and $1.3 million, and operating expenses by $1.8 million and $2.0 million, respectively.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred since the March 2020 quarter. These factors included operating losses, a decrease in the Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of June 30, 2020. Some of the more significant assumptions used in the estimated future cash flows include net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, and long-term growth rates that appropriately reflects the risks inherent in the future cash flow stream. The Company selected the assumptions used in the financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Therefore, the Company concluded that the carrying amount of the long-lived assets was recoverable as of June 30, 2020.

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

The adoption of Topic 326 did not significantly change the Company's approach to the valuation of trade receivables. The Company determines whether there is an expected loss on its accounts receivable by reviewing all available data, including its customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of March 31, 2021, the allowance for credit losses on the Company's trade receivables remained immaterial.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Net Income (Loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$16,100	$(6,495)	$38,577	$(6,491)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,882	24,894	25,631	24,711
Diluted:
Weighted average number of common shares used to compute basic net income per share	25,882	24,894	25,631	24,711
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,834	—	1,497	—
Weighted average number of common shares used to compute diluted net income per share	27,716	24,894	27,128	24,711
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.62	$(0.26)	$1.51	$(0.26)
Diluted	$0.58	$(0.26)	$1.42	$(0.26)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Employee stock options and RSUs	107	2,038	80	2,043
ESPP	—	627	89	782
Total potential dilutive securities	107	2,665	169	2,825

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2021	2020	2021	2020
Customer A	30.2%	27.5%	29.1%	29.2%
Customer B	35.2%	36.4%	34.9%	36.2%

	March 31, 2021	June 30, 2020
Percentage of accounts receivable
Customer A	27.4%	*
Customer B	21.8%	*
Customer C	17.8%	29.8%
Customer E	*	20.1%
Customer F	*	10.4%
Customer G	*	10.3%
Customer H	*	10.9%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	March 31, 2021	June 30, 2020
	(in thousands)
Accounts receivable	$52,089	$43,394
Less: Allowance for price adjustments	(18,338)	(30,092)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$33,721	$13,272

Inventories:

	March 31, 2021	June 30, 2020
	(in thousands)
Raw materials	$63,172	$55,377
Work in-process	62,730	61,863
Finished goods	19,208	18,288
	$145,110	$135,528

Other current assets:

	March 31, 2021	June 30, 2020
	(in thousands)
VAT receivable	$1,643	$1,639
Other prepaid expenses	2,817	1,900
Prepaid insurance	1,244	1,520
Prepaid maintenance	1,003	587
Prepayment to supplier	2,618	938
Prepaid income tax	1,790	1,991
Customs deposit	—	163
Other receivables	68	69
	$11,183	$8,807

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2021	June 30, 2020
	(in thousands)
Land	$4,877	$4,877
Building	68,115	58,875
Manufacturing machinery and equipment	501,595	447,079
Equipment and tooling	27,360	25,398
Computer equipment and software	41,108	38,779
Office furniture and equipment	3,761	3,529
Leasehold improvements	74,433	68,224
Land use rights	9,173	8,502
	730,422	655,263
Less: accumulated depreciation	(335,976)	(291,515)
	394,446	363,748
Equipment and construction in progress	38,123	48,592
Property, plant and equipment, net	$432,569	$412,340

Intangible assets, net:

	March 31, 2021	June 30, 2020
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(5,474)	(2,954)
	13,981	16,501
Goodwill	269	269
Intangible assets, net	$14,250	$16,770

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2021 (Remaining)	$840
2022	3,360
2023	3,286
2024	3,249
2025	3,246
$13,981

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	March 31, 2021	June 30, 2020
	(in thousands)
Prepayments for property and equipment	$1,243	$2,242
Investment in a privately held company	100	100
Customs deposit	1,391	1,662
Other long-term deposits	912	850
Office leases deposits	1,088	766
Other	305	184
	$5,039	$5,804
Accrued liabilities:

	March 31, 2021	June 30, 2020
	(in thousands)
Accrued compensation and benefits	$25,030	$19,968
Warranty accrual	836	709
Stock rotation accrual	4,085	3,358
Accrued professional fees	3,476	5,868
Accrued inventory	720	775
Accrued facilities related expenses	1,744	1,831
Accrued property, plant and equipment	12,360	11,039
Other accrued expenses	5,502	8,017
Customer deposit	6,852	2,813
ESPP payable	2,078	608
	$62,683	$54,986
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$709	$623
Additions	338	852
Utilization	(211)	(803)
Ending balance	$836	$672
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$3,358	$1,921
Additions	4,498	7,413
Utilization	(3,771)	(6,027)
Ending balance	$4,085	$3,307

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term liabilities:

	March 31, 2021		June 30, 2020
	(in thousands)
Customer deposits	$33,000	*	$8,000	*
Computer software liabilities	483		1,897
Equipment liabilities	1,354		—
Deferred payroll taxes	1,219		826
Other long-term liabilities	$36,056		$10,723

* Customer deposits are from Customer A and Customer B for securing future product shipments from the Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Bank Borrowings

Short-term borrowings

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to Chinese Renminbi ("RMB") 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate ("LPR") plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of March 31, 2021, the outstanding balance of this loan was $7.6 million.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to borrow a maximum of RMB 100.0 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020), in the amount in RMB or USD. Interest payments are due on the 20th of each month, and the entire principal is due on April 16, 2021. The loan consists of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that is collateralized by eligible accounts receivable. During the three months ended March 31, 2021, the JV Company borrowed $11.9 million at a fixed interest rate of 2.7% per annum and repaid 12.1 million. As of March 31, 2021, the total outstanding balance under the loan was $14.9 million which included RMB 20 million or $3.0 million borrowed during the three months ended June 30, 2020.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In October 2020, this line of credit was renewed with the same terms and a maturity date of April 21, 2022. As of March 31, 2021, there was no outstanding balance under the loan.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of March 31, 2021, there was no outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In December 2020, this line of credit was renewed with the same terms and a maturity date of December 31, 2021. As of March 31, 2021, there was no outstanding balance under the loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited ("HSBC"), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of March 31, 2021. During the three and nine months ended March 31, 2021, the Company borrowed $10.0 million and $46.7 million, respectively, and repaid each amount in full. As of March 31, 2021, there was no outstanding balance and the Company had unused credit of approximately $30.0 million.

Credit Facilities

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of March 31, 2021, the outstanding balance of the Lease Financing of 217.0 million RMB (equivalent of $33.1 million based on the currency exchange rate as of March 31, 2021) was recorded under short-term and long-term finance lease liabilities.

See future minimum lease payment table for finance lease liabilities in Note 6.

Long-term debt

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on the LPR plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of March 31, 2021, the outstanding balance of the loan was $35.8 million.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of March 31, 2021, the outstanding balance of the loan was $21.6 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangement, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of March 31, 2021, the outstanding balance of the loan was 189 million RMB (equivalent of $28.8 million based on the currency exchange rate as of March 31, 2021).

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of March 31, 2021. As of March 31, 2021, the outstanding balance of the term loan was $15.3 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of March 31, 2021. As of March 31, 2021, the outstanding balance of the term loan was $11.2 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2021 (Remaining)		$22,432
2022		35,032
2023		38,186
2024		24,044
2025		15,508
Total principal		135,202
Less: debt issuance costs		(1,054)
Total principal, less debt issuance costs		$134,148

	Short-term Debt	Long-term Debt
Principal amount	$43,738	$91,464
Less: debt issuance costs	(458)	(596)
Total debt, less debt issuance costs	$43,280	$90,868

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
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2021	2020
Operating leases:
Fixed rent expense	$5,089	$4,480
Variable rent expense	599	623
Finance lease:
Amortization of equipment	1,682	2,304
Interest	1,699	2,142
Short-term leases
Short-term lease expenses	164	224
Total lease expenses	$9,233	$9,773

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2021	June 30, 2020
Operating Leases:
ROU assets associated with operating leases	$33,036	$32,948
Finance Lease:
Property, plant and equipment, gross	$112,613	$104,374
Accumulated depreciation	(94,580)	(86,540)
Property, plant and equipment, net	$18,033	$17,834

Weighted average remaining lease term (in years)
Operating leases	8.45	9.57
Finance lease	1.97	2.72

Weighted average discount rate
Operating leases	4.65%	4.45%
Finance lease	5.46%	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Nine Months Ended March 31,
	2021	2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,721	$3,828
Operating cash flows from finance lease	$1,699	$2,142
Financing cash flows from finance lease	$12,267	$7,213

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,843	$15,699

Future minimum lease payments are as follows as of March 31, 2021 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2021	$1,707	$4,577
2022	6,674	17,724
2023	5,547	12,848
2024	4,283	—
2025	3,611	—
Thereafter	21,414	—
Total minimum lease payments	43,236	35,149
Less amount representing interest	(8,276)	(2,072)
Total lease liabilities	$34,960	$33,077

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

During the nine months ended March 31, 2021, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 159,645 shares with a weighted average repurchase price of $10.15 per share, were reissued at an average price of $5.24 per share pursuant to option exercises and vested restricted share units ("RSU"). As of March 31, 2021, approximately $13.4 million remained available under the Repurchase Program.
Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities for the nine months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2020	932,138	$11.36	1.66	$10,141,661
Granted	627,173	$29.83
Vested	(481,484)	$14.17
Forfeited	(14,850)	$10.72
Nonvested at March 31, 2021	1,062,977	$21.00	1.90	$34,759,348

Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of each performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The incremental expenses for the three and nine months ended March 31, 2021 were immaterial. The Company recorded approximately $0.3 million and $0.9 million of expenses for MSUs during the three and nine months ended March 31, 2021, respectively, and approximately $0.1 million and $0.4 million during the three and nine months ended March 31, 2020, respectively.

Performance-based Restricted Stock Units ("PRSUs")

In March each year since year 2017, the Company granted performance-based RSUs (“PRSUs”) to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
goals were met. The Company recorded approximately $0.5 million and $1.3 million of expense for these PRSUs during the three and nine months ended March 31, 2021, respectively, and approximately $0.4 million and $1.1 million during the three and nine months ended March 31, 2020, respectively.

During the three months ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the condensed consolidated balance sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the condensed consolidated statements of operations. During the three and nine months ended March 31, 2021, the Company recorded $0.8 million and $2.2 million such non-cash compensation expense, respectively. As of March 31, 2021, the Company granted RSUs valued at $2.0 million to participants, which were fully vested due to achievement of certain objective measures.
The following table summarizes the Company's PRSUs activities for the nine months ended March 31, 2021:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2020	342,775	$12.38	1.60	$3,729,392
Granted	165,500	$36.27
Vested	(148,211)	$14.24
Forfeited	(5,865)	$17.29
Nonvested at March 31, 2021	354,199	$22.68	1.99	$11,582,307
Stock Options
The Company did not grant any stock options during the three and nine months ended March 31, 2021 and 2020. The following table summarizes the Company's stock option activities for the nine months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2020	643,978	$8.79	2.89	$1,544,664
Exercised	(150,289)	$11.24
Outstanding at March 31, 2021	493,689	$8.05	2.54	$12,170,703
Options vested and expected to vest	493,689	$8.05	2.54	$12,170,703
Exercisable at March 31, 2021	493,689	$8.05	2.54	$12,170,703
Employee Share Purchase Plan ("ESPP")
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2021
Volatility rate	63.1%
Risk-free interest rate	0.2%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of goods sold	$427	$357	$1,195	$1,197
Research and development	1,316	991	3,639	1,987
Selling, general and administrative	2,082	1,528	5,091	4,548
	$3,825	$2,876	$9,925	$7,732

As of March 31, 2021, total unrecognized compensation cost under the Company's equity plans was $30.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

8. Income Taxes

The Company recognized income tax expense of approximately $1.0 million and income tax benefit of approximately $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense of $1.0 million for the three months ended March 31, 2021 included immaterial discrete tax. The income tax benefit of $1.0 million for the three months ended March 31, 2020 included a $1.3 million discrete tax benefit, $1.1 million related to re-measuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million related primarily to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the three months ended March 31, 2021 and 2020 was 6.3% and (2.3)%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $16.0 million for the three months ended March 31, 2021 as compared to a pretax book loss of $10.9 million for the three months ended March 31, 2020.

The Company recognized income tax expense of approximately $2.7 million and income tax benefit of approximately $0.04 million for the nine months ended March 31, 2021 and 2020, respectively. The income tax expense of $2.7 million for the nine months ended March 31, 2021 included a $0.04 million discrete tax benefit. The income tax benefit of $0.04 million for the nine months ended March 31, 2020 included a $1.30 million discrete tax benefit, $1.1 million of which related to remeasuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million of which related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the nine months ended March 31, 2021 and 2020 was 7.0% and (7.4)%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $39.0 million for the nine months ended March 31, 2021 as compared to a pretax book loss of $16.4 million for the nine months ended March 31, 2020.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2020 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2020 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2021, the gross amount of unrecognized tax benefits was approximately $7.2 million, of which $4.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
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

“The American Rescue Plan Act of 2021”, Enacted March 11, 2021

On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021, which made changes to existing U.S. tax laws. There was no material impact of the tax law changes included in the American Rescue Plan Act of 2021 to the Company.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through March 2021. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Hong Kong	$139,708	$90,050	$400,814	$280,396
China	27,955	13,607	74,015	46,690
South Korea	87	1,861	369	10,130
United States	1,088	830	3,683	2,829
Other countries	374	504	712	2,469
	$169,212	$106,852	$479,593	$342,514

The following is a summary of revenue by product type:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Power discrete	$122,615	$87,519	*	$355,487	$285,520	*
Power IC	43,385	18,112		115,224	52,522
Packaging and testing services	3,212	1,221		8,882	4,472
	$169,212	$106,852		$479,593	$342,514

* Certain products were reclassified from power discrete to Power IC.

Long-lived assets, net consisting of property, plant and equipment and land use rights, by geographical area are as follows:

	March 31, 2021	June 30, 2020
	(in thousands)
China	$328,121	$310,600
United States	103,692	100,984
Other countries	756	756
	$432,569	$412,340

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies
Purchase Commitments
As of March 31, 2021 and June 30, 2020, the Company had approximately $66.1 million and $43.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of March 31, 2021 and June 30, 2020, the Company had approximately $52.2 million and $18.0 million, primarily for the JV Company, respectively, of capital commitments for the purchase of property and equipment.
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
In December 2019, the U.S. Department of Justice ("DOJ") commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019 (see Note 3).  The Company is currently working with DOC to resolve this issue.  Given the case is in still ongoing and neither DOJ nor DOC have provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter.  In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2021 and June 30, 2020.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its Bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to acquire, maintain or renew such insurance coverage in the future under favorable terms or at all.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,300 products, and has grown significantly with the introduction of over 160 new products in the fiscal year ended June 30, 2020, and over 200 new products in each of the fiscal year ended June 30, 2019 and 2018, respectively. During the nine months ended March 31, 2021, we introduced an additional 136 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 893 patents and 65 patent applications in the United States as of March 31, 2021. We also have a total of 885 foreign patents, which were based primarily on our research and development efforts through March 31, 2021. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal and portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, game consoles, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

We formed a joint venture (the “JV Company”) which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company.  While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are segregated from our company's assets and liabilities. For example, the JV Company incurs debt through its own financing and bank loan agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. As part of our strategic plan, we formed the JV Company to fulfill growing customer demand. We expect the joint venture to provide much needed capacity to support our future growth, enhance our market positions in China, and drive improvements in capital expenditures. During the nine months ended March 31, 2021, the additional capacity at the JV Company contributed significantly to meeting the increasing demand for our products. The JV Company has reached its targeted production of assembly and testing and is currently ramping up its Phase I of the 12-inch wafer fabrication. During three and nine months ended March 31, 2021, we recorded $1.1 million and $2.3 million in net loss attributable to the noncontrolling interest in the JV Company. Our current goal is to achieve Phase I target run rate in the quarter ending September 30, 2021, but our goal may be affected by the impact of the global COVID-19 pandemic and related economic downturn, intensified geopolitical tensions between China and U.S., logistical difficulties and other risk factors beyond our control. We will continue to monitor and evaluate market conditions closely during this period and react quickly to the changing environment as necessary to achieve an optimal production level at the JV Company.

During the fiscal quarter ended March 31, 2021, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high quarterly revenue of $169.2 million for the three months ended March 31, 2021, a 58.4% growth compared to the same quarter last year.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions, including "stay-at-home" orders, we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs and gaming devices. While we have recently benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persist, consumer spending in general may slow down substantially, in which case we may experience a significant decline of customer orders for our products, including those designed for PC-related applications, and such decline is expected to adversely affect our financial conditions and results of operations.

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

Other Factors affecting our performance

In addition to the impact of the COVID-19 pandemic as described above, our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a substantial decline or downturn in the PC market can have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we recently have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

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

Product introductions and customers' product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. If we were to fail to introduce new products on a timely basis that meet customers' specifications and performance requirements, particularly those products with major OEM customers, and continue to expand our serviceable markets, then we would lose market share and our financial performance would be adversely affected. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. However, the ramp-activities and production schedule of our JV Company have been impacted by the COVID-19 pandemic and related events, as discussed above. Even if we are able to ramp up the operation of the JV Company timely, we may not be successful in acquiring or maintaining a sufficient number of new customers to offset additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies and the general economic conditions in Chongqing and China.

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

Regulatory Development: The U.S. Department of Justice commenced an investigation into the Company’s compliance with export control regulations relating to certain business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company continues to work with DOC to resolve this issue and requested DOC to grant permission to reinstate the Company’s shipments to Huawei. As part of this process and in response to DOC’s request, the Company provided certain documents and materials relating to the Company’s supply chain and shipment process to DOC for its review. DOC has not informed the Company of any specific timeline or schedule under which DOC will provide a response to the Company’s request. There is no guarantee that DOC will agree to permit us to resume shipment to Huawei on a timely basis, or at all, and we may not be able to acquire new or additional customers or demand to offset such loss of shipment. Our failure to do so may negatively impact our revenue and profitability. Furthermore, the Company is expected to incur significant costs and expenses, including legal and professional fees, in connection with the government investigation, which may reduce our profitability and operating margin.
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

“The American Rescue Plan Act of 2021”, Enacted March 11, 2021

On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021, which made changes to existing U.S. tax laws. There was no material impact of the tax law changes included in the American Rescue Plan Act of 2021 to the Company.
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2021 and 2020. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$169,212	$106,852	100.0%	100.0%	$479,593	$342,514	100.0%	100.0%
Cost of goods sold	116,521	84,393	68.9%	79.0%	335,630	268,717	70.0%	78.5%
Gross profit	52,691	22,459	31.1%	21.0%	143,963	73,797	30.0%	21.5%
Operating expenses
Research and development	15,557	13,569	9.2%	12.7%	45,671	38,084	9.5%	11.1%
Selling, general and administrative	19,338	16,909	11.4%	15.8%	56,579	47,723	11.8%	13.9%
Impairment of privately-held investment	—	600	—%	0.6%	—	600	—%	0.2%
Total operating expenses	34,895	31,078	20.6%	29.1%	102,250	86,407	21.3%	25.2%
Operating income (loss)	17,796	(8,619)	10.5%	(8.1)%	41,713	(12,610)	8.7%	(3.7)%
Interest expense and other income (loss), net	(1,815)	(2,282)	(1.2)%	(2.1)%	(2,745)	(3,744)	(0.6)%	(1.1)%
Income (loss) before income taxes	15,981	(10,901)	9.3%	(10.2)%	38,968	(16,354)	8.1%	(4.8)%
Income tax expense (benefit)	1,014	(1,015)	0.6%	(0.9)%	2,694	(37)	0.6%	—%
Net income (loss) including noncontrolling interest	14,967	(9,886)	8.7%	(9.3)%	36,274	(16,317)	7.5%	(4.8)%
Net loss attributable to noncontrolling interest	(1,133)	(3,391)	(0.7)%	(3.2)%	(2,303)	(9,826)	(0.5)%	(2.9)%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$16,100	$(6,495)	9.4%	(6.1)%	$38,577	$(6,491)	8.0%	(1.9)%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$427	$357	0.3%	0.3%	$1,195	$1,197	0.2%	0.3%
Research and development	1,316	991	0.8%	0.9%	3,639	1,987	0.8%	0.6%
Selling, general and administrative	2,082	1,528	1.2%	1.4%	5,091	4,548	1.1%	1.3%
Total	$3,825	$2,876	2.3%	2.6%	$9,925	$7,732	2.1%	2.2%

Three and Nine Months Ended March 31, 2021 and 2020
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$122,615	$87,519	$35,096	40.1%	$355,487	$285,520	$69,967	24.5%
Power IC	43,385	18,112	25,273	139.5%	115,224	52,522	62,702	119.4%
Packaging and testing services	3,212	1,221	1,991	163.1%	8,882	4,472	4,410	98.6%
	$169,212	$106,852	$62,360	58.4%	$479,593	$342,514	$137,079	40.0%

Total revenue was $169.2 million for the three months ended March 31, 2021, an increase of $62.4 million, or 58.4%, as compared to $106.9 million for the same quarter last year. The increase was primarily due to an increase of $35.1 million and $25.3 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 32.7% increase in unit shipments and a 18.4% increase in average selling price as compared to same quarter last year due to a shift in product mix. The increase in revenue of packaging and testing services for the three months ended March 31, 2021, as compared to same quarter last year, was primarily due to increased demand.

Total revenue was $479.6 million for the nine months ended March 31, 2021, an increase of $137.1 million, or 40.0%, as compared to $342.5 million for the same period last year. The increase was primarily due to an increase of $70.0 million and $62.7 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 29.3% increase in unit shipments and a 8.1% increase in average selling price as compared to same period last year due to a shift in product mix. The increase in revenue of packaging and testing services for the nine months ended March 31, 2021, as compared to same period last year, was primarily due to increased demand.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$116,521	$84,393	$32,128	38.1%	$335,630	$268,717	$66,913	24.9%
Percentage of revenue	68.9%	79.0%			70.0%	78.5%
Gross profit	$52,691	$22,459	$30,232	134.6%	$143,963	$73,797	$70,166	95.1%
Percentage of revenue	31.1%	21.0%			30.0%	21.5%

Cost of goods sold was $116.5 million for the three months ended March 31, 2021, an increase of $32.1 million, or 38.1%, as compared to $84.4 million for the same quarter last year. The increase was primarily due to 58.4% increase in revenue. Gross margin increased by 10.1 percentage points to 31.1% for the three months ended March 31, 2021, as compared to 21.0% for the same quarter last year. Our JV Company continued its ramp during the three months ended March 31, 2021, which contributed to the increase in gross margin.

Cost of goods sold was $335.6 million for the nine months ended March 31, 2021, an increase of $66.9 million, or 24.9%, as compared to $268.7 million for the same period last year. The increase was primarily due to 40.0% increase in revenue. Gross margin increased by 8.5 percentage points to 30.0% for the nine months ended March 31, 2021, as compared to 21.5% for the same period last year. The increase in gross margin was primarily due to a reduction of production ramp-up costs in our JV Company during the nine months ended March 31, 2021.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development	$15,557	$13,569	$1,988	14.7%	$45,671	$38,084	$7,587	19.9%
Research and development expenses were $15.6 million for the three months ended March 31, 2021, an increase of $2.0 million, or 14.7%, as compared to $13.6 million for the same quarter last year. The increase was primarily attributable to a $0.8 million increase in employee compensation and benefits expense mainly due to higher bonuses, a $1.2 million increase in product prototyping engineering expense as a result of increased engineering activities, and a $0.3 million increase in share-based compensation expense due to an increase in stock awards granted, partially offset by a $0.3 million decrease in professional services expense as a result of lower consulting fees during the current quarter.
Research and development expenses were $45.7 million for the nine months ended March 31, 2021, an increase of $7.6 million, or 19.9%, as compared to $38.1 million for the same period last year. The increase was primarily attributable to a $2.6 million increase in employee compensation and benefits expense mainly due to higher bonuses, a $2.9 million increase in product prototyping engineering expense as a result of increased engineering activities, a $1.7 million increase in share-based compensation expense due to an increase in stock awards granted, as well as a $0.1 million increase in professional services expense as a result of higher consulting fees, partially offset by lower recruiting fees during the current period.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$19,338	$16,909	$2,429	14.4%	$56,579	$47,723	$8,856	18.6%
Selling, general and administrative expenses were $19.3 million for the three months ended March 31, 2021, an increase of $2.4 million, or 14.4%, as compared to $16.9 million for the same quarter last year. The increase was primarily attributable to a $4.3 million increase in employee compensation and benefits expenses, mainly due to increased headcount, higher bonus expenses and increased employee insurance expenses. The increase was partially offset by a $1.7 million decrease in legal expense related to the government investigation, and $0.2 million decrease in marketing demo and trade shows costs as a result of the COVID-19 pandemic.
Selling, general and administrative expenses were $56.6 million for the nine months ended March 31, 2021, an increase of $8.9 million, or 18.6%, as compared to $47.7 million for the same period last year. The increase was primarily attributable to a $9.4 million increase in employee compensation and benefits expenses, mainly due to increased headcount, higher bonus expenses and increased employee insurance expenses, and $0.7 million increase in audit and tax related costs. These increases were partially offset by a $1.0 million decrease in employee business expenses due to decreased travel expenses, as well as $0.3 million decrease in marketing demo and trade shows costs as a result of the COVID-19 pandemic.
Impairment of privately-held investment

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Impairment of privately-held investment	$—	$600	$(600)	(100.0)%	$—	$600	$(600)	(100.0)%

During the quarter of March 31, 2020, we recorded an other-than temporary impairment charge for our investment of $0.6 million in a privately-held start-up company. As of March 31, 2021, we have $0.1 million of privately-held investment.
Interest expense and other income (loss), net

	Three Months Ended March 31,				Nine Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(1,815)	$(2,282)	$467	(20.5)%	$(2,745)	$(3,744)	$999	(26.7)%

Interest expense was primarily related to bank borrowings. The increase in interest expense during the three and nine months ended March 31, 2021 as compared to the same period last year was primarily due to an increase in bank borrowings, partially offset by an interest refund from the Chinese government in the JV Company in the same period last year.
Interest income and others were primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). The decrease in interest income and others, net during the three and nine months ended March 31, 2021 as compared to the same period last year was primarily due to higher foreign currency exchange gains as a result of the depreciation of USD against RMB.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$1,014	$(1,015)	$2,029	(199.9)%	$2,694	$(37)	$2,731	(7,381.1)%

The Company recognized income tax expense of approximately $1.0 million and income tax benefit of approximately $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The income tax expense of $1.0 million for the three months ended March 31, 2021 included immaterial discrete tax benefit. The income tax benefit of $1.0 million for the three months ended March 31, 2020 included a $1.3 million discrete tax benefit, $1.1 million benefit of related to re-measuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million related primarily to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the three months ended March 31, 2021 and 2020 was 6.3% and (2.3)%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $16.0 million for the three months ended March 31, 2021 as compared to a pretax book loss of $10.9 million for the three months ended March 31, 2020.

The Company recognized income tax expense of approximately $2.7 million and income tax benefit of $0.04 million for the nine months ended March 31, 2021 and 2020, respectively. The income tax expense of $2.7 million for the nine months ended March 31, 2021 included a $0.04 million discrete tax benefit. The income tax benefit of $0.04 million for the nine months ended March 31, 2020 included a $1.3 million discrete tax benefit, a $1.1 million of which related to remeasuring the tax benefit of net operating losses that can be carried back to prior years following the passage of the U.S. CARES Act, and $0.2 million of which primarily related to a prior year reserve release. Excluding the discrete income tax items, the effective tax rate for the nine months ended March 31, 2021 and 2020 was 7.4% and (7.4)%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $39.0 million for the nine months ended March 31, 2021 as compared to a pretax book loss of $16.4 million for the nine months ended March 31, 2020.
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

In October 2019, our subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. We could borrow up to approximately Chinese Renminbi ("RMB") 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In October 2020, this line of credit was renewed with the same terms and a maturity date of April 21, 2022. As of March 31, 2021, there was no outstanding balance under the loan.
On November 16, 2018, our subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. We could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In December 2020, this line of credit was renewed with the same terms and a maturity date of December 31, 2021. As of March 31, 2021, there was no outstanding balance under the loan.

On August 9, 2019, one of our wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited ("HSBC"), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offer Rate ("LIBOR") plus 1.75% per annum. We are the guarantor for this agreement. We are accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of March 31, 2021. During three and nine months ended March 31, 2021, the Borrower borrowed $10.0 million and $46.7 million, respectively, and repaid each amount in full. As of March 31, 2021, there was no outstanding balance and the Borrower had unused credit of approximately $30.0 million.

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. We were in compliance with these covenants as of March 31, 2021. As of March 31, 2021, the outstanding balance of the term loan was $15.3 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by us.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require us to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2021. As of March 31, 2021, the outstanding balance of the term loan was $11.2 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. We did not repurchase any shares pursuant to the Repurchase Plan during the nine months ended March 31, 2021. Since the inception of the program, we repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of March 31, 2021, of the 6,784,648 repurchased shares, 159,645 shares with a weighted average repurchase price of $10.15 per share, were reissued at an average price of $5.24 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of March 31, 2021.

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

 On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of March 31, 2021, the outstanding balance of the Lease Financing was approximately $33.1 million based on the currency exchange rate as of March 31, 2021.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of March 31, 2021, there was no outstanding balance under the loan.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of March 31, 2021, the outstanding balance of the loan was 189 million RMB (equivalent of $28.8 million based on the currency exchange rate as of March 31, 2021).

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid March 21 and September 21 each year. As of March 31, 2021, the outstanding balance of the loan was $21.6 million.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to borrow a maximum of RMB 100.0 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020) in the amount in RMB or USD. Interest payments are due on the 20th of each month, and the entire principal is due on April 16, 2021. The loan consists of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that is collateralized by eligible accounts receivable.  During the three months ended March 31, 2021, the JV Company borrowed $11.9 million at a fixed interest rate of 2.7% per annum. As of March 31, 2021, the total outstanding balance under the loan was $14.9 million which included RMB 20 million or $3.0 million borrowed during the three months ended June 30, 2020.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million, (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of March 31, 2021, the outstanding balance of the loan was $35.8 million.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the LPR plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of March 31, 2021, the outstanding balance of this loan was $7.6 million.
Cash, cash equivalents and restricted cash
As of March 31, 2021 and June 30, 2020, we had $194.5 million and $162.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $194.5 million and $162.7 million cash, cash equivalents and restricted cash, $174.0 million and $120.3 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$84,524	$22,023
Net cash used in investing activities	(40,412)	(47,655)
Net cash provided by (used in) financing activities	(16,323)	16,494
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,982	(636)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,771	$(9,774)

Cash flows from operating activities
Net cash provided by operating activities of $84.5 million for the nine months ended March 31, 2021 resulted primarily from net income of $36.3 million and non-cash expenses of $50.1 million, partially offset by net changes in assets and liabilities using cash of $1.9 million. The non-cash expenses of $50.1 million primarily included $39.4 million of depreciation and amortization expenses, $9.9 million of share-based compensation expense and $0.7 million of deferred income taxes. The net changes in assets and liabilities of $1.9 million were primarily due to a $20.4 million increase in accounts receivable as a result of higher revenue, a $9.6 million increase in inventories due to a continued ramp of the JV Company, a $2.3 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $0.2 million decrease in accounts payable due to timing of payments, partially offset by a $29.6 million increase in accrued and other liabilities and a $1.1 million increase in income taxes payable.
Net cash used in operating activities of $22.0 million for the nine months ended March 31, 2020 resulted primarily from net loss of $16.3 million and net changes in assets and liabilities of $3.4 million, partially offset by non-cash expenses of $41.7 million. The non-cash expenses of $41.7 million primarily included $33.5 million of depreciation and amortization expenses, $7.7 million of share-based compensation expense, $0.6 million of impairment of our investment in a privately-held start-up company and $0.2 million of gain on disposal of property and equipment. The net changes in assets and liabilities of $3.4 million were primarily due to a $14.7 million increase in inventories, a $3.4 million decrease in accounts payable due to timing of payment, and $1.3 million decrease in income taxes payable, partially offset by a $6.8 million decrease in accounts receivable from timing of billings and collection of payments as well as lower revenue, a $2.7 million decrease in other current and long term assets due to decrease in advance payments to vendors, and a $6.3 million increase in accrued and other liabilities.
Cash flows from investing activities
Net cash used in investing activities of $40.4 million for the nine months ended March 31, 2021 was primarily attributable to $40.5 million purchases of property and equipment, including $15.6 million purchased by the JV Company.
Net cash used in investing activities of $47.7 million for the nine months ended March 31, 2020 was primarily attributable to $49.2 million purchases of property and equipment, including $15.8 million purchased by the JV Company, partially offset by $1.3 million government grant related to equipment in the JV Company and $0.3 million of proceeds from sale of property and equipment.
Cash flows from financing activities
Net cash used in financing activities of $16.3 million for the nine months ended March 31, 2021 was primarily attributable to $44.1 million in repayments of borrowings, $12.3 million in payment of finance lease obligations, and $6.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $42.9 million proceeds from borrowings and $3.3 million of proceeds from exercise of stock options and ESPP.

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
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended March 31, 2021, we did not repurchase any shares under the Repurchase Program. As of March 31, 2021, approximately $13.4 million remained available under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Retention Agreement

On May 6, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the amendment and restatement of the Company’s form of retention agreement (the amended and restated form, the “Retention Agreement”), which provides severance benefits upon certain terminations of employment of certain executive officers of the Company, and authorized the Company to enter into such Retention Agreements with each of the following executive officers: Stephen Chang, President; Yifan Liang, Chief Financial Officer; and Dr. Bing Xue, Executive Vice President of Worldwide Sales and Business Development (such agreements, the “Retention Agreements”).

The Retention Agreements provide for the provision of certain benefits, as described below, upon either (i) a termination by the Company of the participant’s employment other than a Termination for Cause (as defined in the Retention Agreements), at any time other than during the Change in Control Severance Period (as defined below), or (ii) by reason of an Involuntary Termination (as defined in the Retention Agreements) within the Change in Control Severance Period. Payment of all benefits under the Retention Agreements will be contingent upon the participant’s execution and non-revocation of a general release of claims in the form prescribed by the Company and the cash severance payments will be conditioned on continued compliance with certain restrictive covenants. The benefits provided for in the Retention Agreements are set forth below. The term “Change in Control Severance Period” means the period commencing with the Company’s execution of the definitive agreement for a Change in Control (as defined in the Retention Agreement) transaction and continuing until the end of the twelve (12)-month period measured from the closing date of such Change in Control.
If the Company terminates the participant’s employment (other than a Termination for Cause) at any time other than during the Change in Control Severance Control, a participant will be entitled to: (1) salary continuation for a period of six (6) months following the date of such termination and (2) continued coverage under the Company’s health care plans for a period of six (6) months following the date of such termination. All vesting of the participant’s outstanding options and other equity awards granted will cease at the time of such termination.
If the participant’s employment terminates by reason of an Involuntary Termination within the Change in Control Severance Period, the participant will be entitled to: (1) salary continuation for a period of six (6) months following the date of such termination; (2) fifty percent (50%) of the participant’s target bonus for the year of termination payable in 6 equal installments at the same time as salary continuation payments are made; (3) continued coverage under the Company’s health care plans for a period of six (6) months following the date of such termination; and (4) full vesting acceleration for each of such participant’s then-outstanding time-based equity awards and a maximum of six (6) months following such termination to exercise any outstanding options.
The Retention Agreements supersede all other agreements and understandings between the Company and each participant with respect to any severance benefits and vesting acceleration entitlements, if any.
Amendment to CEO Employment Agreement
On May 6, 2021, the Company also entered into First Amendment to the Employment Agreement between the Company and Dr. Mike F. Chang, Chief Executive Officer of the Company, dated as of April 28, 2010 (the “First Amendment”), to provide for certain additional benefits upon certain terminations. The First Amendment provides that, in the event of an Involuntary Termination within the Change in Control Severance Period, Dr. Chang will receive payment of two times his target bonus for the year of termination, payable in twenty-four (24) equal installments at the same time as his salary continuation payments are paid.

The amendment to the form of Retention Agreement and the First Amendment were made to align the severance benefits with peer practices and offer a competitive compensation program.
The foregoing description of the Retention Agreements and the First Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Retention Agreements and the First Amendment. A copy of each of the form of Retention Agreement and the First Amendment will be filed as exhibits to the Company’s next Annual Report on Form 10-K .

ITEM 6. EXHIBITS

10.1 (+)	Alpha and Omega Semiconductor Limited Calendar Year 2021 Executive Incentive Cash Bonus Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(+)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2021

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)