Form 10-K
period 2021-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2021-08-30
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2020 was approximately $487 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2020 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,353,091 shares of the registrant's common shares outstanding as of July 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2021.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2021

(This page intentionally left blank.)

PART I

Item 1.Business
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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,400 products, and has grown significantly with the introduction of over 160 new products in the fiscal year ended June 30, 2021, and over 160 and 200 new products in the fiscal year ended June 30, 2020 and 2019, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 863 patents and 58 patent applications in the United States as of June 30, 2021. We also have a total of 898 foreign patents, which primarily were based on our research and development efforts through June 30, 2021. We differentiate ourselves by integrating our expertise in technology, design, and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, graphics cards, flat panel TVs, home appliances, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2021, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs for the home appliance market, as well as power ICs for the next generation computing applications.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds affiliated with the municipalities of Chongqing (the “Chongqing Funds”), pursuant to which we and Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing a power semiconductor assembly and test facility and a 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2021, we own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. During the fiscal year 2021, the additional capacity at the JV Company contributed significantly to meeting the increasing demand for our products. The JV Company has reached its targeted production of assembly and testing and is currently ramping up its Phase I of the 12-inch wafer fabrication. While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are generally segregated from our company's assets and liabilities. For example, the JV Company incurs debt through its own financing and bank loan agreements, and we are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements.

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

Power semiconductors can be either discrete devices, which typically comprise only a few transistors or diodes, or ICs, which incorporate a greater number of transistors.  The function of power discrete devices is power delivery by switching, transferring or converting electricity.  Power transistors comprise the largest portion of the power discrete device market. Power ICs, sometimes referred to as power management ICs, perform power delivery and power management functions, such as controlling and regulating voltage and current and controlling power discrete devices.

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
Our strategies

Our strategy is to advance our position as a leading designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy that allows us to accelerate the development of our proprietary technology at our in-house fabrication facilities, bring new products to market faster, and improve our financial performance in the long run. This model also provides quicker response to our customer demands, enhances relationships with strategic customers, and provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. We recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.

Although our largest end-market is the personal computing ("PC") market, we have successfully diversified our business by expanding into other markets, including the consumer, communications, power supply and industrial markets. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,400 products and we have introduced over 160 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We are also in the process of developing a digital power controller and smart power stage product lines based on the technology that we licensed from STMicro. We believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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

Our power discretes products consist primarily of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know-how in various markets. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage 600V and 700V MOSFET portfolio based on our aMOS5 technology platform to address robust consumer and industrial applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we provide highly robust and easy-to-use solutions for industrial motor control and white goods applications. We have also released our first 1200V SiC (Silicon carbide) product based on our new AlphaSiC platform, designed to address high efficiency, high density industrial applications such as solar inverters, UPS, and battery management systems.

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

During the fourth quarter of fiscal year of 2021, we introduced a series of single-channel Transient Voltage Suppressor (TVS) for high-speed line protection using the best-in-class low capacitance TVS platform. The new products are well suited for Electrostatic Discharge (ESD) protection of Type-C connectors in mobiles, laptops, televisions, and other electronic devices. We also announced a new series of Smart Power Stages (SPS) targeting multiphase VR regulators powering high-performance GPU and CPU in desktop Add-In Graphics Cards (AICs), gaming laptops, servers, data storage, artificial intelligence, and networking equipment. In addition, we introduced a new family of application-specific EZBuck™ regulators. The AOZ2263VQI-01 and AOZ2263VQI-02 are offered in a QFN 4 x 4 package and offer the industry’s most compact footprint to support VCCIO rails in Intel Rocket Lake platforms used in desktop computing systems.

During the third quarter of fiscal year of 2021, we released a new family of active AC-DC bridge rectifiers. Aptly trademarked AlphaZBL™ for “zero bridge loss,” this new family of products virtually eliminates the bridge rectifier losses in AC-DC power supplies and adaptors. Typical end applications include high power 100W and above adaptors used for high-end laptops and televisions as well as power supplies for Desktops, Game consoles, Servers, and Telecom. We also released the new AEC-Q101 qualified 1200V silicon carbide (SiC) αSiC MOSFETs in optimized TO-247-4L package. Ideal for the high efficiency and reliability requirements of electric vehicle (EV) on-board chargers, motor drive inverters, and off-board charging stations, these 1200V SiC MOSFETs provide the industry-leading lowest on-resistance available for an automotive qualified TO-247-4L with a standard gate drive of 15V. We introduced a new family of application-specific EZBuck™ regulators. The AOZ2264VQI and AOZ2369VQI are offered in a QFN 4 x 4 and QFN 5 x 5 package, respectively, and offer the industry’s most compact footprint to support VCCIN_AUX rails in Intel Tiger Lake platforms used in notebook and desktop computing systems. Moreover, we announced a new Type-C Power Delivery (PD) high voltage source protection switch capable up to 28V absolute maximum voltage. The AOZ1374 is a smart protection switch in a small thermally enhanced 3mm x 3mm DFN package. AOS’s prowess in high-performance ICs combined with AOS’s state of the art high SOA MOSFETs using advanced co-packaging techniques. AOZ1374 supports a slew of protection features, including true reverse blocking in a small solution footprint with an industry-leading on-resistance of 36mOhm.

During the second quarter of fiscal year of 2021, we released AOTL66518 and AOB66518L, a 150V MOSFET with low on-resistance and a high Safe Operating Area (SOA) capability designed for demanding applications in Telcom Hot Swap. Also, we announced the release of a Fast Switching 600V αMOS5™ Super Junction MOSFETs in SMD-type TOLL Package. αMOS5 is AOS’s latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications.

During the first quarter of fiscal year of 2021, we introduced a series of Transient Voltage Suppressors for high-speed line protection using the best-in-class low capacitance TVS platform. The new products are well suited for Electrostatic Discharge (ESD) protection for laptops, televisions, and other electronic devices. In addition, we announced a new series of DrMOS targeting multiphase VR regulators powering high-performance GPU and memory in desktop Add-In Graphics Cards (AICs) and gaming notebooks. The AOZ531xQI series uses AOS latest generation of Gen Alpha MOSFET technology to provide benchmark performance in a 5mm x 5mm QFN package. The series comprises of three DC current levels for multiphase voltage regulator optimization. Also, we announced the release of, AONS32310, a 30V MOSFET with low on-resistance and a high Safe Operating Area (SOA) capability which is ideally suited for demanding applications such as hot swap and effuse. Moreover, we announced the release of RigidCSP™ for battery management. The new package technology is ideal for applications such as smartphones, tablets, and ultra-thin notebooks.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under our agreements with distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2021, 2020 and 2019, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 35.4% and 28.7% of our revenue, respectively, for the fiscal year ended June 30, 2021, 35.5% and 29.3% of our revenue, respectively, for the fiscal year ended June 30, 2020, and 36.4% and 28.8% of our revenue, respectively, for fiscal year ended June 30, 2019, respectively.
Sales and marketing

Our marketing division is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including application engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more, field application engineers, or FAEs, for our new product offerings, who provide real-time and local response to our end customers' needs. FAEs work with our end customers to understand their requirements and resolve technical problems. FAEs also strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

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

Our sales cycle varies depending on the types of products and can range from six to eighteen months.  In general, our traditional power discrete products in PC and TV applications progress more rapidly through the customer's design and marketing processes, and therefore they generally have a shorter sales cycle.  In contrast, our newer Power IC and IGBT products, used mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have a longer sales cycle.  Typically, our sales cycle for all products comprises of the following steps:
•identification of a customer design opportunity;
•qualification of the design opportunity by our FAEs through comparison of the power requirements against our product portfolio;
•provision of a product sample to the end customer to be included in the customer's pre-production model with the goal of being included in the final bill of materials; and
•placement by the customer, or through its distributor, of a full production order as the end customer increases to full volume production.
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
•our capability to quickly develop and introduce proprietary technology and best-in-class products;
•the performance and cost-effectiveness of our products relative to that of our competitors;
•our ability and capacity to manufacture, package and deliver products in large volume on a timely basis at a competitive price;
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
 Seasonality
As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. Our normal seasonality has been affected significantly by the COVID-19 pandemic, which has resulted in changes in consumer behavior and industry trends. Given the uncertainty of the global economic conditions resulting from the pandemic, it is difficult for us to predict to what extent our sales seasonality may change in the future.
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
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital in research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2021, 2020 and 2019 were $63.0 million, $51.3 million and $46.4 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taipei, Taiwan, and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2021, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon fab, and more recently, at the 12 inch fab at the JV Company as well as the third-party foundries that fabricate our wafers. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

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
Wafer fabrication

Our Oregon fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries, although in the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon fab and at our JV Company. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 11.5%, 12.7% and 14.1% of the wafers used in our products for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

On March 29, 2016, we entered into the JV agreement with two investment funds affiliated with the municipalities of Chongqing for the purpose of constructing a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing. During the fiscal year 2021, the additional capacity at the JV Company contributed significantly to meeting the increasing demand for our products. The JV Company has reached its targeted production of assembly and testing. We believe the JV Company will increase and diversify our customer base, particularly in China, and accelerate the development of proprietary process technology.
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
Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through design for manufacturing, and continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China and our manufacturing facility in Oregon are certified to the ISO9001 and IATF16949:2016. These Quality Management System certifications are in recognition of our quality assurance standards. Both ISO9001 and IATF16949:2016 are sets of criteria and procedures established by International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. Our products are also in compliance with Restrictions on the use of Hazardous Substances, or RoHS 3.0.

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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2021, we had 863 patents issued in the United States, of which 856 were based on our research and development efforts and 7 were acquired, and these patents are set to expire between 2022 and 2040. We also had a total of 898 foreign patents, including 421 Chinese patents, 438 Taiwanese patents, 21 Korean patents, 4 Hong Kong patents, 4 Philippine patents, 8 Japanese patents, 1 Europe patent and 1 India patent as of June 30, 2021. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2023 and 2039. In addition, as of June 30, 2021, we had a total of 205 patent applications, of which 58 patents were pending in the United States, 82 patents were pending in China, 44 patents were pending in Taiwan and 21 patents were pending in other countries.

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
Human Capital Resources

As of June 30, 2021, we had 3,939 employees, of whom 656 were located in the United States, 3,145 were located in China, and 138 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

We are committed to provide a working environment in which our employees can realize fully their talents and develop successful careers. As our strength is in our people, we invest significantly in our employees by providing a wide range of training and development opportunities, including mentoring, coaching, attendance at external seminars and professional conferences, and regular in-house training sessions on specific topics. We train our managers to become good stewards for our employees, balancing the need of quality of life and performance results. We believe that these efforts contributed to the growth of our employee, as more than 50% of our managerial positions are promotions of existing employees within our companies.

We also keep our employees engaged and informed by providing periodic all staff communications, and semi-annual performance reviews to ensure that efforts and results are aligned with our business and strategic corporate objectives. We value feedback from our employees and have an open door policy in our engagement with employees, and we encourage employees to have regular conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions. In addition, we conduct employee satisfaction surveys at certain locations to help management identify areas that may require improvement. As part of AOS tradition, we also organize social events, including annual appreciation picnics, when possible given Covid-19 conditions, and holiday parties, inviting both employees and their families to join. We believe these efforts enable us to build a strong and solid group of loyal employees who form the core of our human capital resource.

We are committed to provide an environment where employees from all walks of life are treated with respect, care and dignity. To recruit new talent, we reach out to a broad range of sources, including employee referrals, on-line advertising, recruitment agencies, and other social medias to seek out the best qualified candidates regardless of their backgrounds. We are also focused on ensuring a diverse workforce, including our management team. Our Nominating and Corporate Governance Committee leads the effort in recruiting qualified directors to serve on our Board, and we are in compliance with California’s gender diversity laws, as well as recent laws requiring a minimum number of directors from underrepresented communities. Our employees appreciate and value the strength of our people oriented culture and the benefits the workplace diversity brings.

We offer competitive compensation and benefits packages for our employees that include a combination of base salary, annual bonus, discretionary bonus for outstanding achievements, employee share purchase plan, time-based and performance based long term equity compensation. Our equity related compensation programs are designed to motivate and incentivize our employees and align their rewards to financial and other business performance goals, while increasing our shareholder value. We adhere strictly to the Company’s Code of Business Conduct and Ethics and other policies, and ensure that our employment practices respect human rights and comply with national, state and local regulatory requirements at all locations where we conduct business. In addition, we have engaged nationally, recognized outside compensation consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executives and other officers and to provide benchmarks for executive compensation as compared to peer companies.

The health and safety of our employees are paramount to our companies. At each of our major locations, we have formed site safety committees that conduct regular meetings to assess and improve effectiveness of our safety policies and guidelines, to monitor safety incidents and to oversee the implementation of corrective actions. During the pandemic in 2020 and 2021, our COVID-19 prevention committees at factory sites in China took swift and decisive actions to prevent work-place contagion and to ensure the health and safety of our employees. These actions included providing employees with Personal Protective Equipment ("PPE"), strict visitor controls, frequent sanitization of shuttle buses, temperature checking prior to boarding the shuttles, and temperature checking at the factory entrances, and regular self-audits. As a result of these plans, we had zero COVID-19 cases at our facilities in China. At our U.S. facilities, the COVID-19 prevention committees met regularly to update and enhance prevention measures in accordance to federal, state and county health orders, which allowed us to continue our operations without significant disruptions. In addition, to support remote-working arrangements, we provided office workers with technology resources and in some cases a monthly stipend to set up home offices. To protect our employees and their families against COVID-19 virus, we also implemented and sponsored bi-weekly on-site COVID-19 testing since January 2021 for essential employees who were authorized to work in our Sunnyvale lab facilities.
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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2021, 2020 and 2019, we were in compliance with the related conflict minerals rule.

Export Control

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. Because we are committed to complying with all applicable export control laws, regulations, and requirements, we have reviewed and revised our processes and procedures to ensure that our shipments to our customers remain compliant with applicable export laws. As part of the enhanced process, we have also conducted extensive risk assessment on export control compliance and implemented training programs for our employees.
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2021. There are no family relationships between any executive officer, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Mike F. Chang, Ph.D.	76	Chairman of the Board and Chief Executive Officer
Stephen C. Chang	44	President
Yifan Liang	57	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	52	Chief Operating Officer
Bing Xue, Ph.D.	57	Executive Vice President of Worldwide Sales and Business Development

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
Stephen C. Chang has been serving as our President since January 2021. Prior to that, Mr. Chang served in various management positions including Executive Vice President of Product Line Management, Senior VP of Marketing, VP of the MOSFET Product Line, and Senior Director of Product Marketing. Mr. Chang has over 20 years of industry experience and leads our Product Line Marketing with various managerial responsibilities, including new product development, product lifecycle management, business development, and business strategy. Mr. Chang received his B.A. in Electrical Engineering from University of California, Berkeley and M.B.A. from Santa Clara University.

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

Wenjun. Li, Ph.D., has served as our Chief Operating Officer since August 2021. Prior to that, Dr. Li served in various management positions in our Company since 2012, including Executive Vice President of World-Wide Manufacturing, Senior Vice President of World-Wide Manufacturing, Vice President of Front-End Operation, the director of Process Integration and Senior Manager of Process Integration. Dr. Li holds a B.S. in Chemistry and a M.S. in Chemical Engineering from Taiyuan

University of Technology, and a Ph.D. in Microelectronics & Solid-State Electronics from the Research Institute of Micro-Nanometer Technology at Shanghai Jiao Tong University.

Bing Xue, Ph.D., has been serving as our Executive Vice President of Worldwide Sales and Business Development since January 2021. Prior to that, Dr. Xue held various managerial positions in our company since 2003, including Senior Vice President of Global Sales, Vice President of Global Sales, Vice President of Worldwide Manufacturing, and General Manager of China Operation. Prior to joining us, Dr. Xue served as the Director of Engineering in Dowslake Microsystem from 2001 to 2003. Dr. Xue received his B.S. in Physics from Xiamen University, and Ph.D. in Physical Chemistry from University of Pennsylvania.

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

Item 1A.Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Any of the following risks and uncertainties may be exacerbated by the impacts of the COVID-19 pandemic and related events.

Risk Factor Summary
•Risks Related to Our Business
•Our business operations and financial performance may be adversely affected by the COVID-19 pandemic and related events.
•The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.
•Our strategy of diversification into different market segments may not succeed according to our expectations.
•Our operating results may fluctuate from period to period due to many factors, which may make it difficult to predict our future performance.
•Geopolitical and economic conflicts between United States and China may adversely affect our business
•We are subject to risks associated with operating a fabrication facility in China through our joint venture company
•Our revenue may fluctuate significantly from period to period due to ordering patterns from our distributors and seasonality.
•We may not be able to introduce or develop new and enhanced products that meet or are compatible with our customer's product requirements in a timely manner.
•We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.
•Our success depends upon the ability of our OEM end customers to successfully sell products incorporating our products.
•The operation of our Oregon fab subjects us to additional risks and the need for additional capital expenditures which may negatively impact our results of operations.
•We may not be able to successfully develop our digital power business.
•Defects and poor performance in our products could result in loss of customers, decreased revenue, unexpected expenses and loss of market share.
•If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.
•We face intense competition and may not be able to compete effectively which could reduce our revenue and market share.
•Our reliance on third-party semiconductor foundries to manufacture our products subjects us to risks.
•Our operation of two wholly-owned packaging and testing facilities are subject to risks that could adversely affect our business and financial results.
•Our reliance on distributors to sell a substantial portion of our products subjects us to a number of risks.
•We have made and may continue to make strategic acquisitions of other companies, assets or businesses and these acquisitions introduce significant risks and uncertainties.
•If we are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our business.
•We may not be able to accurately estimate provisions at fiscal period end for price adjustment and stock rotation rights under our agreements with distributors, and our failure to do so may impact our operating results.

•We depend on the continuing services of our senior management team and other key personnel, and if we lose a member of our senior management or are unable to successfully retain, recruit and train key personnel, our ability to develop and market our products could be harmed.
•Failure to protect our patents and our other proprietary information could harm our business and competitive position.
•Intellectual property disputes could result in lengthy and costly arbitration, litigation or licensing expenses or prevent us from selling our products.
•The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations.
•We may be adversely affected by any disruption in our information technology systems.
•Global or regional economic, political and social conditions could adversely affect our business and operating results.
•Our business operations could be significantly harmed by natural disasters or global epidemics.
•Our insurance may not cover all losses, including losses resulting from business disruption or product liability claims.
•Our international operations subject our company to risks not faced by companies without international operations.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
•We are subject to the risk of increased income taxes and changes in existing tax rules.
•Our debt agreements include financial covenants that may limit our ability to pursue business and financial opportunities and subject us to risk of default.
•The imposition of U.S. corporate income tax on our Bermuda parent and non-U.S. subsidiaries could adversely affect our results of operations.
•We may be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences for U.S. holders.
•The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.
•We may be adversely affected by the cyclicality of the semiconductor industry.
•Risks Related to Doing Business in China
•China's economic, political and social conditions, as well as government policies, could affect our business and growth.
•Changes in China's laws, legal protections or government policies on foreign investment in China may harm our business.
•The continuing potential for new or additional tariffs on imported goods from China could adversely affect our business operations.
•Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact us.
•Limitations on our ability to transfer funds to our China subsidiaries could adversely affect our ability to expand our operations, make investments that could benefit our businesses and otherwise fund and conduct our business.
•China's currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of China.
•The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
•Our results of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollar and Chinese Yuan, or RMB.
•PRC labor laws may adversely affect our results of operations.
•Relations between Taiwan and China could negatively affect our business, financial condition and operating results and, therefore, the market value of our common shares.
•Risks Related to Our Corporate Structure and Our Common Shares

•Our share price may be volatile and you may be unable to sell your shares at or above the purchase price, if at all.
•If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common shares or if our operating results do not meet their expectations, the trading price of our common shares could decline.
•Anti-takeover provisions in our bye-laws could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management.
•We are a Bermuda company and the rights of shareholders under Bermuda law may be different from U.S. laws.
Risks Related to Our Business

Our business operations and financial performance may be adversely affected by the COVID-19 pandemic and related events.

We are subject to risks related to the global COVID-19 pandemic, which has significantly impacted all aspects of economic activities around the world and in our industry. Numerous governmental jurisdictions, including the States of California, Oregon and Texas and countries throughout the Asia Pacific region, have imposed “stay-at-home” orders, quarantines, travel bans and similar governmental orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.

As a result of the COVID-19 pandemic and changing consumer behavior due to various restrictions imposed by government authorities, we have experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial related products. While we have recently benefited from the increased demand of PC related products, there is no guarantee that this trend will continue, and such demand might discontinue as government authorities relax COVID-19 related restrictions. In addition, the recent global shortage of semiconductor manufacturing capacity has provided us with additional sales opportunities, and we were able to leverage our in-house facilities to meet customer demand and generate additional revenue. However, we cannot guarantee that such trend will continue and that we will be able to take advantage of the increasing demand, nor can we guarantee that we can secure adequate capacity to support the growing demand. Furthermore, as the COVID-19 pandemic continues and the global economic downturn and high unemployment persist, consumer spending may slow down substantially, in which case we may experience a significant decline of customer orders for our products, including those designed for PC-related applications, and such decline would adversely affect our financial conditions and results of operations. While we are implementing measures to enhance our marketing and sales opportunities, there is no guarantee that such measures will succeed and be sufficient to mitigate the rapidly shifting market demand. Furthermore, we are experiencing and may continue to experience supply chain challenges in our manufacturing activities as a result of various “stay-at-home” orders. Our JV Company has slowed ramp-up activities, which may cause delay and disruption to our timeline to reach full production for the 12” fabrication facility in Chongqing, China.

In addition to the impact on our financial performance and manufacturing process, we are subject to the following risks resulting from the COVID-19 pandemic and related events:

•economic conditions in the U.S. and globally resulting from the COVID-19 pandemic may make it more difficult for us, and the JV Company to obtain credit and secure debt financing on terms favorable to us, or at all, and we may not be able to comply with financial covenants in our existing credit agreements or service our existing debt if we do not generate sufficient cash flow from our operations;
•we may encounter difficulties and disruptions in communication and coordination among our employees, partners, customers and others, which may reduce our productivity and interfere with our ability to serve our customers;
•widespread COVID-19 disease could damage the health of our employees and management team, which may disrupt our business operations;
•the value of our common shares may decline significantly as a result of factors outside of our control, such as stock market volatility, which could cause our shareholders to lose their investment.

Since the start of the second quarter of 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches. The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures, the implementation by government authorities to restrict economic activities; and the impact of the pandemic on the global economy and demand for consumer products.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 42.5%, 41.1% and 45.9% of our total revenue for the years ended June 30, 2021, 2020 and 2019, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which had negatively impacted our revenue, profitability and gross margin. While we recently experienced resurgence of demand in the PC market as a result of the COVID-19 pandemic and related events, there is no assurance that such trend will continue or that the decline of PC market will not occur again, and if it does, we may not be able to implement measures successfully to mitigate or reduce the negative impact on our financial conditions and results of operations.

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

Our diversification into different market segments may place a significant strain on our management, operational, financial and other resources. To manage this diversification effectively, we will need to take various actions, including:
•enhancing management information systems, including forecasting procedures;
•further developing our operating, administrative, financial and accounting systems and controls;
•managing our working capital and sources of financing;
•maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;
•retaining, training and managing our employee base;
•enhancing human resource operations and improving employee hiring and training programs;
•realigning our business structure to more effectively allocate and utilize our internal resources;
•improving and sustaining our supply chain capability; and
•managing both our direct and distribution sales channels in a cost-efficient and competitive manner.

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
Our periodic operating results may fluctuate as a result of a number of factors, many of which are beyond our control. These factors include, among others:

•a deterioration in general demand for electronic products, particularly the PC market, as a result of global or regional financial crises and associated macro-economic slowdowns, and/or the cyclicality of the semiconductor industry;
•a deterioration in business conditions at our distributors and /or end customers;
•adverse general economic conditions in the countries where our products are sold or used;
•the emergence and growth of markets for products we are currently developing;
•our ability to successfully develop, introduce and sell new or enhanced products in a timely manner and the rate at which our new products replace declining orders for our older products;
•the anticipation, announcement or introduction of new or enhanced products by us or our competitors;
•changes in the selling prices of our products and in the relative mix in the unit shipments of our products, which have different average selling prices and profit margins;
•the amount and timing of operating costs and capital expenditures, including expenses related to the maintenance and expansion of our business operations and infrastructure;
•the announcement of significant acquisitions, disposition or partnership arrangements;
•the ramp-up progress and operation of the JV Company, and announcement of significant transactions involving the JV Company;
•changes in the utilization of our in-house manufacturing capacity;
•supply and demand dynamics and the resulting price pressure on the products we sell;
•the unpredictable volume and timing of orders, deferrals, cancellations and reductions for our products, which may depend on factors such as our end customers' sales outlook, purchasing patterns and inventory adjustments based on general economic conditions or other factors;
•changes in laws and regulations affecting our business operations;
•changes in costs associated with manufacturing of our products, including pricing of wafer, raw materials and assembly services;
•announcement of significant share repurchase programs;
•our concentration of sales in consumer applications and changes in consumer purchasing patterns and confidence; and
•the adoption of new industry standards or changes in our regulatory environment.
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

The continuing political and economic conflicts between U.S. and China have resulted in and may continue to cause retaliatory policies from both countries, including a recent executive order issued by the U.S. President eliminating the preferential trade status of Hong Kong in response to China’s action to impose new security measures and regulation on Hong Kong. The order will make it more costly and difficult for U.S. companies to export goods or conduct businesses in Hong Kong. While we historically have not relied on the preferential trade status to operate in Hong Kong, there is no guarantee that additional policies, rules or regulations will not be implemented by either the U.S. or China that will negatively impact our ability to maintain our sales and other functions and operations in Hong Kong. We also cannot predict what new and additional retaliatory policies and regulations may be implemented by the Chinese government in response to U.S. actions, and such policies and regulations may adversely affect our business operations in China and other Asian countries, including our manufacturing and sales and marketing activities.

We are subject to risks associated with operating a fabrication facility in China through our joint venture company

In March 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the municipalities of Chongqing, China (the “Chongqing Funds”), pursuant to which we and the Chongqing Funds formed a joint venture (the “JV Company”) for the purpose of constructing a power semiconductor packaging/testing and wafer fabrication facility. While we believe the JV Transaction will enhance our ability to accelerate growth and improve our profitability, there is no guarantee that it will succeed as we initially expected. We may encounter unanticipated difficulties and obstacles that may delay the JV Company's operation, expansion, and financing, some of which are outside of our control.

We may not fully realize the anticipated benefits of the project, such as cost savings, improvement in working capital, increased gross margin, revenue and profitability, enhanced market share for our products; and increased diversification of our products and customers. The establishment and operation of a new manufacturing facility such as the JV Company involve significant risks and challenges, including, but are not limited to, the following:

•Inability to gain or sustain sufficient new customers and market shares to offset the additional costs of building and operating a new facility;
•Lack of sufficient control over the operation and finances of the joint venture;
•Insufficient personnel with requisite expertise and experiences to operate a 12-inch fabrication facility;
•High cost and unexpected expenses relating to upgrading and improving the packaging and testing and fabrication facilities;
•Inability to maximize the advantages of operating two wafer fabrication facilities;
•Failure of Chongqing Funds to meet their obligations under the JV Agreement;
•Difficulties in protecting and enforcing our intellectual property rights;
•Difficulties in maintaining international communications and coordination between our locations in the U.S. and China;
•Inability to take advantage of the expected tax savings;
•Changes or uncertainties in economic, legal, regulatory, social and political conditions in China;
•Labor disputes and difficulties in recruiting new employees;
•Additional costs and complexity with compliance of local and state regulations of Chongqing; and
•New or tighter U.S. restrictions on the transfer of technology or know-how to the JV Company, and political and economic tension between U.S. and China that may result in additional limitation on our ability to operate the JV Company.

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

In order to fund its capital expenditures and cost of operations, the JV Company has incurred a significant amount of indebtedness from third-party lenders under several loan and lease financing agreements. Some of the indebtedness is secured by substantially all of the assets of the JV Company. As of June 30, 2021, the total amount of debt outstanding at the JV Company was $141.1 million. The JV Company is required to make interest payments to service such debt. If the JV Company is not able to generate sufficient cash flow to make interest or principal payments when due, the JV Company may be in default under these loan agreements, which would have an adverse effect on our business operations and financial conditions. In addition, the JV Company requires additional funding to continue executing its business strategies and to refinance its existing indebtedness, and it is currently pursuing various financing options. There is no guarantee that the JV Company will be able to obtain financing on favorable terms, or at all, and any failure by the JV Company to obtain financing may negatively impact our operations. Furthermore, if the JV Company enters into and completes an equity financing, our equity interest will be diluted, which may result in the loss of our control over the JV Company’s operations, which in turn may adversely affect our ability to access manufacturing capacity and other operational benefits that the JV Company provides to us.

Any of the foregoing risks could materially reduce the expected return of our investment in the JV Transaction and adversely affect our business operations, our financial performance and the trading price of our shares.
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

In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent year, broad fluctuations in the semiconductor markets and the global economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations, than seasonality, and have made it difficult to assess the impact of seasonal factors on our business. Our normal seasonality cycle has also been impacted by the COVID-19 pandemic and related events, making it more difficult to predict and determine a more consistent seasonality trend. See “Risk Factors- Our business operation and financial performance may be adversely affected by the COVID-19 pandemic and related events.”

If we are unable to introduce or develop new and enhanced products that meet or are compatible with our customer's product requirements in a timely manner, it may harm our business, financial position and operating results.

Our success depends upon our ability to develop and introduce new and enhanced products that meet or are compatible with our customer's specifications, performance standards and other product requirements in a timely manner. The development of new and enhanced products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Successful product development and introduction of new products depends on a number of factors, including the accurate product specification; timely completion of design; achievement of manufacturing yields; timely response to changes in customers' product requirements; quality and cost-effective production; and effective marketing. Since many of our products are designed for specific applications, we must frequently develop new and enhanced products jointly with our customers. In the past, we have encountered product compatibility issues with a major OEM that has negatively impacted our financial results, and although we have resolved fully such issues with the OEM, there is no guarantee that the same compatibility issues will not occur in the future with other OEMs. If we are unable to develop or acquire new products that meet or are compatible with our customer's specification and other product requirements in a timely manner, we may lose revenue or market share with our customers, which could have a material adverse effect on our business, financial position and operating results.

We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.
We invest significant resources to compete with other power semiconductor companies to win competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract from or delay the completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot be assured that these efforts would result in a design win, that our product would be incorporated into an end customer's initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business and improve our financial results will be harmed.
Our success depends upon the ability of our OEM end customers to successfully sell products incorporating our products.
The consumer end markets, in particular the PC market, in which our products are used are highly competitive. Our OEM end customers may not successfully sell their products for a variety of reasons, including:
•general global and regional economic conditions;
•late introduction or lack of market acceptance of their products;
•lack of competitive pricing;
•shortage of component supplies;
•excess inventory in the sales channels into which our end customers sell their products;
•changes in the supply chain; and
•changes as a result of regulatory restrictions applicable to China-exported products.

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

In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to incur substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume, which may cause delay in our ability to deliver new products or negatively impact our results of operations. For example, we recently commenced a plan to enhance the manufacturing capability and capacity of our

Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.
While we expect such investment will enable us to accommodate increasing customer demand and generate additional revenue, there is no guarantee that we will be able to do so, and our investment may not produce the return that we expected, which may adversely affect our business and results of operations.

We may not be able to successfully develop our digital power business.

In September 2017, we entered into a license agreement with STMicro, which allows us to develop and market certain digital power multi-phase controller products and enter into a new market, primarily in the computer server market. We are in the process of developing this new digital power business and expect to incur significant costs to develop this business, including costs relating to the hiring and compensation of qualified engineers and technical staff; development of marketing and sales infrastructure, particularly in the computer server market; and other research and development and management activities. We do not expect this new business to generate sufficient revenue to offset our costs in the short term, and there is no guarantee that our attempt to develop a profitable digital business will ultimately succeed. The success of our digital power business depends on a number of factors, including the following:
•competition from other companies with greater resources and experiences and more established reputations in the digital power market;
•the availability of and our ability to recruit and attract qualified personnel;
•our lack of experience and reputation in the digital power market;
•difficulties in designing products acceptable to customers;
•legal and regulatory restrictions; and
•inadequate sales and marketing capability.

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

The utilization of our manufacturing facilities and the provisions for inventory write-downs are important factors in our profitability. If we overestimate demand for our products, or if purchase orders are canceled or shipments delayed, we may have excess inventory, which may result in adjustments to our production plans. These adjustments to our productions may affect the utilization of our own wafer fabrication and packaging facilities. If we cannot sell certain portions of the excess inventory, it will affect our provisions for inventory write-downs. Our inventory write-down provisions are subject to adjustment based on events that may not be known at the time the provisions are made, and such adjustments could be material and impact our financial results negatively.

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
We expect to face competition in the future from our competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Many of our competitors have competitive advantages over us, including:
•significantly greater financial, technical, research and development, sales and marketing and other resources, enabling them to invest substantially more resources than us to respond to the adoption of new or emerging technologies or changes in customer requirements;
•greater brand recognition and longer operating histories;
•larger customer bases and longer, more established relationships with distributors or existing or potential end customers, which may provide them with greater reliability and information regarding future trends and requirements that may not be available to us;
•the ability to provide greater incentives to end customers through rebates, and marketing development funds or similar programs;
•more product lines, enabling them to bundle their products to offer a broader product portfolio or to integrate power management functionality into other products that we do not sell;
•greater ability and more resources to influence and participate in the regulatory and legislative process for more favorable laws and regulations; and
•captive manufacturing facilities, providing them with guaranteed access to manufacturing facilities in times of global semiconductor shortages.

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

Our reliance on third-party semiconductor foundries to manufacture our products subject us to risks.

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 11.5%, 12.7% and 14.1% of the wafers used in our products for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

We face a number of other significant risks associated with outsourcing fabrication, including:

•limited control over delivery schedules, quality assurance and control and production costs;
•discretion of foundries to reduce deliveries to us on short notice, allocate capacity to other customers that may be larger or have long-term customer or preferential arrangements with foundries that we use;
•unavailability of, or potential delays in obtaining access to, key process technologies;
•limited warranties on wafers or products supplied to us;
•damage to equipment and facilities, power outages, equipment or materials shortages that could limit manufacturing yields and capacity at the foundries;
•potential unauthorized disclosure or misappropriation of intellectual property, including use of our technology by the foundries to make products for our competitors;
•financial difficulties and insolvency of foundries; and
•acquisition of foundries by third parties.

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
In addition, the operation of our packaging and testing facilities is subject to a number of risks, including the following:
•unavailability of equipment, whether new or previously owned, at acceptable terms and prices;
•facility equipment failure, power outages or other disruptions;
•shortage of raw materials, including packaging substrates, copper, gold and molding compound;
•failure to maintain quality assurance and remedy defects and impurities;
•changes in the packaging requirements of customers; and
•our limited experience in operating a high-volume packaging and testing facility.
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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 64.1%, 64.8% and 65.2% of our revenue for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Our agreements with Promate and WPG were renewed in July 2017 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
•write-downs in inventories associated with stock rotation rights and increases in provisions for price adjustments granted to certain distributors;
•potential reduction or discontinuation of sales of our products by distributors;
•failure to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect;
•focusing their sales efforts on products of our competitors;
•dependence upon the continued viability and financial resources of these distributors, some of which are small organizations with limited working capital and all of which depend on general economic conditions and conditions within the semiconductor industry;
•dependence on the timeliness and accuracy of shipment forecasts and resale reports from our distributors;
•management of relationships with distributors, which can deteriorate as a result of conflicts with efforts to sell directly to our end customers; and
•our agreements with distributors which are generally terminable by either party on short notice.
    If any significant distributor becomes unable or unwilling to promote and sell our products, or if we are not able to renew our contracts with the distributors on acceptable terms, we may not be able to find a replacement distributor on reasonable terms or at all and our business could be harmed.

We have made and may continue to make strategic acquisitions of other companies, assets or businesses and these acquisitions introduce significant risks and uncertainties.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $12.4 million and $30.1 million at June 30, 2021 and 2020, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2021 and 2020 were $3.9 million and $3.4 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2021, we owned 863 issued U.S. patents expiring between 2022 and 2040 and had 58 pending patent applications with the United States Patent and Trademark Office. In addition, we own additional patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
 Our patents and patent applications may not provide meaningful protection from our competitors, and there is no guarantee that patents will be issued from our patent applications. The status of any patent or patent application involves complex legal and factual determinations and the breadth of a claim is uncertain. In addition, our efforts to protect our intellectual property may not succeed due to difficulties and risks associated with:
•policing any unauthorized use of or misappropriation of our intellectual property, which is often difficult and costly and could enable third parties to benefit from our technologies without paying us;
•others independently developing similar proprietary information and techniques, gaining authorized or unauthorized access to our intellectual property rights, disclosing such technology or designing around our patents;
•the possibility that any patent or registered trademark owned by us may not be enforceable or may be invalidated, circumvented or otherwise challenged in one or more countries and the rights granted there under may not provide competitive advantages to us;
•uncertainty as to whether patents will be issued from any of our pending or future patent applications with the scope of the claims sought by us, if at all; and
•intellectual property laws and confidentiality laws may not adequately protect our intellectual property rights, including, for example, in China where enforcement of China intellectual property-related laws have historically been less effective, primarily because of difficulties in enforcement and low damage awards.
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
Because of the complexity of the technology involved and the uncertainty of litigation generally, any intellectual property arbitration or litigation involves significant risks. Any claim of intellectual property infringement against us may require us to:
•incur substantial legal and personnel expenses to defend the claims or to negotiate for a settlement of claims;
•pay substantial damages or settlement to the party claiming infringement;
•refrain from further development or sale of our products;
•attempt to develop non-infringing technology, which may be expensive and time consuming, if possible at all;
•enter into costly royalty or license agreements that might not be available on commercially reasonable terms or at all;
•cross-license our technology with a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; and
•indemnify our distributors, end customers, licensees and others from the costs of and damages of infringement claims by our distributors, end customers, licensees and others, which could result in substantial expenses for us and damage our business relationships with them.
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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions across offices internationally. We rely upon such information technology systems to manage and replenish inventory, complete and track customer orders, coordinate sales activities across all of our products and services, maintain vital data and information, perform financial and accounting tasks and manage and perform various administrative and human resources functions. A substantial disruption in our information technology systems for any extended time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man−made events or by computer viruses, physical or electronic break−ins, cyber-attacks and similar disruptions affecting the global Internet. In addition, recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. In the past, we also experienced ransomware attacks on our information technology system. While these attacks did not have a material adverse effect on our business operation, they caused temporary disruptions and interfered with our operations. While we have implemented additional measures to enhance our security protocol to protect our system and intend to do so in response to any threats, there is no guarantee that future attacks would be thwarted or prevented. Furthermore, despite our efforts to investigate, improve and remediate the capability and performance of our information technology system, we may not be able to discover all weaknesses, breaches and vulnerabilities, and failure to do so may expose us to higher risk of data loss and adversely affect our business operations and results of operations.
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
We have adopted a global business model under which we maintain significant operations and facilities through our subsidiaries located in the U.S., China, Taiwan and Hong Kong. Our main research and development center is located in Silicon Valley, and our manufacturing and supply chain is located in China. We also have sales offices and customers throughout Asia, the U.S. and elsewhere in the world. Our international operations may subject us to the following risks:
•economic and political instability, including trade tension between the U.S. and China;
•costs and delays associated with transportations and communications;
•coordination of operations through multiple jurisdictions and time zones;
•fluctuations in foreign currency exchange rates;
•trade restrictions, changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property; and
•the laws of, including tax laws, and the policies of the U.S. toward, countries in which we operate.
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

    We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was 6.5%, (1.9)% and (9.4)% for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Any tax rate changes in the tax jurisdictions in which we operate could result in adjustments to our deferred tax assets, if applicable, which would affect our effective tax rate and results of operations. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have a retroactive effect. In particular, various proposals over the years have been made to change certain U.S. tax laws relating to foreign entities with U.S. connections. In addition, the U.S. government has proposed various other changes to the U.S. international tax system, certain of which could adversely impact foreign-based multinational corporate groups, and increased enforcement of U.S. international tax laws. It is possible that these or other changes in the U.S. tax laws, foreign tax laws, or proposed actions by international bodies such as the Organization of Economic Cooperation and Development (OECD) could significantly increase our U.S. or foreign income tax liability in the future, including as described further below in this risk factor.

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

Further, the U.S. Congress, the EU, the OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or “BEPS”. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, being referred to as “BEPS 2.0”, which focuses on two “pillars” of reform. Pillar 1 is focused on global profit allocation and changing where large multinational corporations pay taxes, and pillar 2 includes a global minimum tax rate. The OECD published detailed blueprints of its proposals for pillar 1 and pillar 2 on October 14, 2020. In June 2021, Finance Ministers from the Group of Seven (G7) nations reached an accord on the principles of pillar 2, backing the creation of a global minimum corporate tax rate of at least 15%. Following the G7 announcement, the OECD/G20 Inclusive Framework announced on July 1, 2021 broad agreement on the two pillars, and released a proposal, which has been endorsed by over 130 jurisdictions, for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis. The OECD/G20 Inclusive Framework will work towards an agreement and the release of an implementation plan, which will contemplate bringing pillar 2 into law in 2022 with an effective date in 2023. As a result of the focus on the taxation of multinational corporations, the tax laws in the countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

Our debt agreements include financial covenants that may limit our ability to pursue business and financial opportunities and subject us to risk of default.

We have entered into various debt agreements with certain financial institutions, which generally require us to maintain certain financial covenants that has the effect of limiting our ability to take certain actions, including actions to incur debt, pay dividends, repurchase stock, make certain investments and capital expenditures. As we continue to grow our business and expand our operations, we expect to incur additional indebtedness, including loan agreement or equipment leases, in order to fund such capital expenditures. These restrictions may limit our ability to pursue business and financial opportunities that are available or beneficial to us in response to changing and competitive economic environment, which may have an adverse effect on our financial conditions. In addition, a breach of any of these financial covenants, if not waived by the lenders, could trigger an event of default under the debt agreements, which may result in the acceleration of our indebtedness or the loss of our collateral used to secure such indebtedness.

The imposition of U.S. corporate income tax on our Bermuda parent and non-U.S. subsidiaries could adversely affect our results of operations.

We believe that our Bermuda parent and non-U.S. subsidiaries each operate in a manner that they would not be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States. Nevertheless, there is a risk that the U.S. Internal Revenue Service may assert that our Bermuda parent and non-U.S. subsidiaries are engaged in a trade or business in the United States. If our Bermuda parent and non-U.S. subsidiaries were characterized as being so engaged, we would be subject to U.S. tax at the regular corporate rates on our income that is effectively connected with U.S. trade or business, plus an additional 30% “branch profits” tax on the dividend equivalent amount, which is generally effectively connected income with certain adjustments, deemed withdrawn from the United States. Any such tax could materially and adversely affect our results of operations.

We may be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences for U.S. holders.

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2021 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
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

Our financial results have been, and are expected to continue to be, affected by the economy in China. If China’s economy is slowing down, it may negatively affect our business operation and financial results. The China economy differs from the economies of most developed countries in many respects, including:
•higher level of government involvement;
•early stage of development of a market-oriented economy;
•rapid growth rate;
•higher level of control over foreign currency exchange; and
•less efficient allocation of resources.
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

The United States entered into what is described as the “Phase 1” trade agreement with China on January 15, 2020. Pursuant to that agreement, which took effect on February 14, 2021, the U.S. cut by half the tariff rate it imposed on $120 billion in Chinese exports to the US, including electronics and apparel, from 15% to 7.5%. The Phase I agreement also delayed implementation of U.S. tariffs of 25% on $250 billion of Chinese goods. In addition, the agreement suspended indefinitely certain other tariffs that were scheduled to go into effect on December 15, 2020, on nearly $160 billion worth of Chinese goods, including cellphones, laptop computers, toys and clothing. These goods, absent exemptions, may include products and applications, including consumer electronics, that incorporate our power discrete and power IC products. In response to the U.S. decision to levy extraordinary tariffs, China has imposed tariffs on certain American products, some of which are being reduced as part of the Phase 1 agreement. China may take additional actions if additional U.S. tariffs are reduced or imposed. On May 8, 2020, the two countries reaffirmed their Phase I trade agreement notwithstanding the COVID-19 pandemic. Potential discussions between the Chinese and U.S. governments on a second phase agreement have not yet been planned. The ultimate level of tariffs, the ultimate scope of them, and whether or how any proposed additional tariffs will impact our business is uncertain. We believe that the imposition of additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our customers from purchasing our products originating from China. If so, this would reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. On June 30, 2019, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce of the PRC (the “MOC”) published the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which identifies specific sectors where foreign investors will be subject to special administrative measures.

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

In addition, under the newly enacted Foreign Investment Law, foreign investors or the foreign invested enterprise should report investment information on the principle of necessity. Any company found to be non-complaint with such investment information reporting obligation might be potentially subject to fines or administrative liabilities.

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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $209.9 million, or 50.4% of our total consolidated net assets attribute to the Company as of June 30, 2021. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce ("MOC") be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. China’s Foreign Investment Law, which became effective in January 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the NDRC and the MOC jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign

Investment Law of China and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

The PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, as amended, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain termination decisions be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $10.19 to high of $40.37 from July 1, 2020 to June 30, 2021. At July 31, 2021, the trading price of our common shares was $25.99. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors, including:
•actual or anticipated fluctuations in our operating results;
•general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products, including the PC markets;
•our failure to meet analysts' expectations, including expectation regarding our revenue, gross margin and operating expenses;
•changes in financial estimates and outlook by securities research analysts;
•our ability to increase our gross margin;
•announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•announcements of technological or competitive developments;
•announcement of acquisition, partnership and major corporate transactions;
•regulatory developments in our target markets affecting us, our customers or our competitors;
•our ability to enter into new market segments, gain market share, diversify our customer base and successfully secure manufacturing capacity;
•announcements regarding intellectual property disputes or litigation involving us or our competitors;
•changes in the estimation of the future size and growth rate of our markets;
•announcement of significant legal proceedings, litigation or government investigation;
•additions or departures of key personnel;
•repurchase of shares under our repurchase program;
•announcement of sales of our securities by us or by our major shareholders;
•general economic or political conditions in China and other countries in Asia; and
•other factors.
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

Certain provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of our board of directors, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team. These provisions include:
•the ability of our board of directors to determine the rights, preferences and privileges of our preferred shares and to issue the preferred shares without shareholder approval;
•advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at shareholder meetings; and
•the requirement to remove directors by a resolution passed by at least two-thirds of the votes cast by the shareholders having a right to attend and vote at the shareholder meeting.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2021, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012 and wafer fabrication facility in Chongqing, China. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	245,000	Wafer fabrication facility

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	206,179	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support

No.288, Yuefu Road, Beibei District, Chongqing, China 400714	2,459,002	Wafer fabrication facility and assembly and testing facility (land size 2,459,002, building size 991,913)
We believe that our current facilities are adequate and that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.Legal Proceedings

As previously disclosed, U.S. Department of Justice (“DOJ”) commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019. The Company is cooperating fully with federal authorities in the investigation. The Company has continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ, and DOJ has not provided the Company with any specific timeline or indication as to when the investigation will be concluded or resolved. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company continues to work with DOC to resolve this issue and requested DOC to grant permission to reinstate the Company’s shipments to Huawei. As part of this process and in response to DOC’s request, the Company provided certain documents and materials relating to the Company’s supply chain and shipment process to DOC, and DOC is currently reviewing this matter. DOC has not informed the Company of any specific timeline or schedule under which DOC will provide a response to the Company’s request. See “Risk Factor-The current government investigation and evolving export control regulations may adversely affect our financial performance and business operations” and footnote 13 to the consolidated financial statements of the Company.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliates. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the Gray Action seeks to recover compensatory and other damages as well as attorney’s fees and costs.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2021, there were approximately 145 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal year ended June 30, 2021, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

NASDAQ Composite
Philadelphia Semiconductor Index
Alpha & Omega Semiconductor Limited
600.00
500.00
400.00
300.00
200.00
100.00
-
6/30/2016
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the fourth quarter of fiscal year 2021, the Company did not repurchase any shares under the Repurchase Program. As of June 30, 2021, we had $13.4 million available under this repurchase program.

Item 6.    Selected Financial Data
We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2021, 2020 and 2019 and selected consolidated balance sheet data as of June 30, 2021 and 2020 from our audited consolidated financial statements and related notes included elsewhere in this report. We have derived the selected consolidated statements of operations data for the fiscal years ended June 30, 2018 and 2017 and selected consolidated balance sheets as of June 30, 2019, 2018 and 2017 from consolidated financial statements not included in this report. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended June 30,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$656,902	$464,909	$450,920	$421,553	$383,337
Cost of goods sold	452,359	362,178	335,542	309,625	291,516
Gross profit	204,543	102,731	115,378	111,928	91,821
Operating expenses:
Research and development	62,953	51,252	46,431	37,344	29,835
Selling, general and administrative	77,514	64,816	75,967	66,164	48,842
Impairment of privately-held investment	—	600	—	—	—
Total operating expenses	140,467	116,668	122,398	103,508	78,677
Operating income (loss)	64,076	(13,937)	(7,020)	8,420	13,144
Interest expense and other income (loss), net	(3,852)	(3,972)	(6,362)	(2,764)	(232)
Income (loss) before income taxes	60,224	(17,909)	(13,382)	5,656	12,912
Income tax expense	3,935	348	1,256	708	3,652
Net income (loss) including noncontrolling interest	56,289	(18,257)	(14,638)	4,948	9,260
Net loss attributable to noncontrolling interest	(1,827)	(11,661)	(16,499)	(9,315)	(4,569)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$58,116	$(6,596)	$1,861	$14,263	$13,829

Basic	$2.25	$(0.27)	$0.08	$0.60	$0.59
Diluted	$2.13	$(0.27)	$0.08	$0.57	$0.56
Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	25,786	24,840	24,063	23,901	23,526
Diluted	27,272	24,840	24,698	24,844	24,826

	As of June 30,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$202,412	$158,536	$121,893	$131,535	$115,708
Working capital	$174,092	$126,275	$117,334	$130,532	$130,566
Total assets	$918,573	$792,939	$739,394	$667,049	$398,408
Current portion of bank borrowings	$58,030	$30,114	$26,609	$3,811	$—
Current portion of finance leases	$16,724	$15,258	$11,355	$4,491	$828
Current portion of operating leases	$5,679	$4,159	$—	$—	$—
Bank borrowings - long term	$77,990	$99,775	$59,380	$26,786	$—
Finance leases - long term	$12,698	$26,842	$43,381	$56,791	$866
Operating leases - long term	$30,440	$30,254	$—	$—	$—
Total Alpha and Omega Semiconductor Limited shareholders’ equity	$373,205	$293,689	$291,024	$278,594	$270,770

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,400 products, and has grown significantly with the introduction of over 160 new products in the fiscal year ended June 30, 2021 and 2020, respectively, and 200 new products in the fiscal year ended June 30, 2019, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 863 patents and 58 patent applications in the United States as of June 30, 2021. We also have a total of 898 foreign patents, which primarily were based on our research and development efforts through June 30, 2021. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

We operate a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China through our joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company.  The Company’s consolidated financial statements for the fiscal years ended June 30, 2021, 2020 and 2019 reflect net losses attributable to the non-controlling interest in the JV Company of $1.8 million, $11.7 million and $16.5 million, respectively. While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are segregated from our company's assets and liabilities. For example, the JV Company incurs debt through its own financing and bank loan agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. As part of our strategic plan, we formed the JV Company to fulfill growing customer demand. During the fiscal year 2021, the additional capacity at the JV Company contributed significantly to meeting the increasing demand for our products. The JV Company has reached its targeted production of assembly and testing, and is expected to ramp up its Phase I target run rate of the 12-inch wafer fabrication in the quarter ending September 30, 2021. But our goal may be affected by various factors, including the impact of the global COVID-19 pandemic and related economic downturn, intensified geopolitical tensions between China and U.S., logistical difficulties, the JV Company’s ability to obtain financing and other risk factors beyond our control. We will continue to monitor and evaluate market conditions closely during this period and react quickly to the changing environment as necessary to achieve an optimal production level at the JV Company. In addition, the JV Company is currently pursuing various financing options to fund its future expansion and repay its debt obligations, and there is no guarantee that the JV Company will be able obtain such financing with favorable terms, or at all. We expect the joint venture to provide important capacity to support our future growth, enhance our market positions in China, and drive improvements in capital expenditures.

During the fiscal year ended June 30, 2021, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high revenue of $656.9 million for the fiscal year 2021, a 41.3% growth compared to the last fiscal year.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions, including "stay-at-home" orders, we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have recently benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel, and these measures may result in difficulties and logistical challenges in our business operations.

Since the start of the second quarter of 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches. The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our business operations and financial expenditures in response to continued uncertainty.
Other Factors affecting our performance
In addition to the COVID-19 pandemic and related events as described above, our performance is affected by several key factors, including the following:
The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing ("PC") markets, such as notebooks, motherboards and notebook battery packs, a substantial decline or downturn in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we recently have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

Manufacturing costs: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs associated with our packaging and testing facilities at our Oregon fab and our Chongqing fabrication facility operated by the JV Company. We expect that in the long term our JV Company will reduce our cost of manufacturing. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity.

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

Regulatory Matters: As previously disclosed, the U.S. Department of Justice (“DOJ”) commenced an investigation into our compliance with export control regulations relating to business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the Department of Commerce (“DOC”) in May 2019. We continue to cooperate fully with federal authorities in the investigation. The Company has continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ. However, DOJ and DOC have not provided us any clear or definitive response regarding the timeline of the investigation and potential resolutions or outcome. In the meantime, we continue incur significant costs and expenses, including legal and professional fees, in connection with the government investigation, which may reduce our profitability and operating margin.
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
Cost of goods sold

Our cost of goods sold primarily consists of costs associated with semiconductor wafers, packaging and testing, personnel, including share-based compensation expense, overhead attributable to manufacturing, operations and procurement, and costs associated with yield improvements, capacity utilization, warranty and valuation of inventories. As the volume of sales increases, we expect cost of goods sold to increase. We continued to ramp up the 12-inch fab at the JV Company to meet the increasing demand on our products. While our utilization rates cannot be immune to the market conditions, our goal is to make them less vulnerable to market fluctuations. We believe our market diversification strategy and product growth will drive higher volume of manufacturing which will improve our factory utilization rates and gross margin in the long run.
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

The Company is not currently subject to the Base Erosion and Anti-Abuse ( BEAT) tax, which is a tax imposed on certain entities who make payments to their non U.S. affiliates, where such payments reduce the U.S. tax base . The BEAT tax is imposed at a rate of 10% on Adjusted Taxable Income, excluding certain payments to foreign related entities. It is an incremental tax over and above the corporate income tax and is recorded as a period cost. It is possible that this tax could be applicable in future periods, which would cause an increase to the effective tax rate and cash taxes.

U.S. Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”), Enacted March 27, 2020

On March 27, 2020, the United States enacted the CARES Act, which made the changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2018, 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2018, 2019 and 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, (4) modifying the bonus depreciation for qualified improvement property and (5) modifying the limitation on deductible interest expense.

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

“The American Rescue Plan Act of, 2021”, Enacted March 11, 2021

On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021, which made changes to existing U.S. tax laws. There was no material impact of the tax law changes included in the American Rescue Plan Act of 2021 to the Company.

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2021, 2020 and 2019. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2021	2020	2019	2021	2020	2019
	(in thousands)			(% of revenue)
Revenue	$656,902	$464,909	$450,920	100.0%	100.0%	100.0%
Cost of goods sold (1)	452,359	362,178	335,542	68.9%	77.9%	74.4%
Gross profit	204,543	102,731	115,378	31.1%	22.1%	25.6%
Operating expenses:
Research and development (1)	62,953	51,252	46,431	9.6%	11.0%	10.3%
Selling, general and administrative (1)	77,514	64,816	75,967	11.8%	13.9%	16.8%
Impairment of privately-held investment	—	600	—	—%	0.1%	—%
Total operating expenses	140,467	116,668	122,398	21.4%	25.0%	27.1%
Operating income (loss)	64,076	(13,937)	(7,020)	9.7%	(2.9)%	(1.5)%
Interest expense and other income (loss), net	(3,852)	(3,972)	(6,362)	(0.6)%	(0.9)%	(1.4)%
Net income (loss) before income taxes	60,224	(17,909)	(13,382)	9.1%	(3.8)%	(2.9)%
Income tax expense	3,935	348	1,256	0.6%	0.1%	0.3%
Net income (loss) including noncontrolling interest	56,289	(18,257)	(14,638)	8.5%	(3.9)%	(3.2)%
Net loss attributable to noncontrolling interest	(1,827)	(11,661)	(16,499)	(0.3)%	(2.5)%	(3.7)%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$58,116	$(6,596)	$1,861	8.8%	(1.4)%	0.5%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2021	2020	2019	2021	2020	2019
	(in thousands)			(% of revenue)
Cost of goods sold	$1,756	$1,530	$1,963	0.3%	0.3%	0.4%
Research and development	5,352	2,895	2,453	0.8%	0.6%	0.5%
Selling, general and administrative	8,216	6,029	8,761	1.3%	1.3%	1.9%
	$15,324	$10,454	$13,177	2.4%	2.2%	2.8%
Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$482,718	$391,941	$371,837	$90,777	23.2%	$20,104	5.4%
Power IC	161,726	66,360	70,215	95,366	143.7%	(3,855)	(5.5)%
Packaging and testing services	12,458	6,608	8,868	5,850	88.5%	(2,260)	(25.5)%
	$656,902	$464,909	$450,920	$191,993	41.3%	$13,989	3.1%

Fiscal 2021 vs 2020

Total revenue was $656.9 million for fiscal year 2021, an increase of $192.0 million, or 41.3%, as compared to $464.9 million for fiscal year 2020. The increase was primarily due to an increase of $90.8 million in sales of power discrete products and an increase of $95.4 million in sales of power IC products. The increase in power discrete and power IC product sales was primarily due to a 23.0% increase in unit shipments and a 14.5% increase in average selling price due to a shift in product mix as compared to last fiscal year. The increase in revenue of packaging and testing services for the fiscal year 2021 as compared to last fiscal year was primarily due to increased demand. During fiscal year 2021, we accelerated the development of new technology platforms which allowed us to introduce 41 medium and high voltage MOSFET products, targeting primarily the power supply and communication marketing, and 11 module products primarily for the consumer markets, as well as 22 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 84 Power IC new products for computing applications, power supply, communication and consumer markets.
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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$452,359	$362,178	$335,542	$90,181	24.9%	$26,636	7.9%
Percentage of revenue	68.9%	77.9%	74.4%

Gross profit	$204,543	$102,731	$115,378	$101,812	99.1%	$(12,647)	(11.0)%
Percentage of revenue	31.1%	22.1%	25.6%

Fiscal 2021 vs 2020

Cost of goods sold was $452.4 million for fiscal year 2021, an increase of $90.2 million, or 24.9%, as compared to $362.2 million for fiscal year 2020. The increase was primarily due to 41.3% increase in revenue. Gross margin increased by 9.0 percentage points to 31.1% for the fiscal year 2021, as compared to 22.1% for the fiscal year 2020. Our JV Company continued its ramp during the fiscal year 2021, which resulted in an increase in the capacity utilization and contributed to the increase in gross margin. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, ramp up costs related to the JV Company, factory utilization, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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

Research and development expenses

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$62,953	$51,252	$46,431	$11,701	22.8%	$4,821	10.4%

Fiscal 2021 vs 2020

Research and development expenses were $63.0 million for fiscal year 2021, an increase of $11.7 million, or 22.8%, as compared to $51.3 million for fiscal year 2020. The increase was primarily attributable to a $4.0 million increase in employee compensation and benefit expense mainly due to higher bonus accrual, a $4.2 million increase in product prototyping engineering expense as a result of increased engineering activities, a $2.5 million increase in share-based compensation expense due to higher stock awards price, and a $0.5 million increase in facility expenses as a result of higher office rental expenses and higher utility costs. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development are important to meet our strategic objectives.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$77,514	$64,816	$75,967	$12,698	19.6%	$(11,151)	(14.7)%

Fiscal 2021 vs 2020

Selling, general and administrative expenses were $77.5 million for fiscal year 2021, an increase of $12.7 million, or 19.6%, as compared to $64.8 million for fiscal year 2020. The increase was primarily attributable to a $13.2 million increase in employee compensation and benefits expenses, mainly due to increased headcount, higher bonus expenses and increased employee insurance expenses, as well as $2.2 million increase in share-based compensation expense due to higher stock rewards price. The increase was partially offset by a $1.9 million decrease in legal expense related to the government investigation, and a $0.9 million decrease in business travel expenses as a result of the COVID-19 pandemic.

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

Impairment of privately-held investment

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of privately-held investment	$—	$600	$—	$(600)	100.0%	$600	100.0%
During the fiscal year 2020, we recorded an other-than-temporary impairment charge for our investment of $0.6 million in a privately-held start-up company. As of June 30, 2021 and 2020, we have a remaining $0.1 million of privately-held investment.
Interest expense and other income (loss), net

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(3,852)	$(3,972)	$(6,362)	$120	(3.0)%	$2,390	(37.6)%
Interest expense was primarily related to bank borrowings. Interest expense increased by $3.6 million in fiscal year 2021 as compared to the last fiscal year was primarily due to an increase in bank borrowings as well as less interest refund from the Chinese government in the JV Company. Interest expense decreased by $4.0 million in fiscal year 2020 as compared to the fiscal year 2019 was primarily due to $6.1 million of interest refund from the Chinese government in the JV Company, partially offset by higher interest expense as a result of an increase in bank borrowings.

Interest income and others were primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). Interest income and others, net increased by $3.7 million in fiscal year 2021 as compared to the last fiscal year was primarily due to higher foreign currency exchange gains as a result of the appreciation of RMB against USD. Interest income and others, net decreased by $1.6 million in fiscal year 2020 as compared to the fiscal year 2019 was primarily due to higher foreign currency exchange losses as a result of the depreciation of USD against RMB.

Income tax expense

	Year Ended June 30,			Change
	2021	2020	2019	2021		2020
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$3,935	$348	$1,256	$3,587	1,030.7%	$(908)	(72.3)%

Fiscal 2021 vs 2020

Income tax expense for fiscal years 2021 and 2020 was $3.9 million and $0.3 million, respectively. Income tax expense increased by $3.6 million, or 1,030.7% in fiscal year 2021 as compared to fiscal year 2020, primarily due to an approximate $80 million increase in pretax book income in fiscal 2021 (in which we reported a pretax book income of $60.2 million) vs. fiscal 2020 (in which we reported pretax book loss of $17.9 million). Excluding discrete income tax items, the effective tax rate for the current fiscal year was 7.1%, compared to (9.6%) for the prior fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current fiscal year and prior fiscal year.

Fiscal 2020 vs 2019

Income tax expense for fiscal years 2020 and 2019 was $0.3 million and $1.3 million, respectively. Income tax expense decreased by $0.9 million, or 72.3% in fiscal year 2020 as compared to fiscal year 2019 primarily due to a $1.1 million tax benefit in fiscal year 2020 from re-measuring the tax benefit of our U.S. net operating losses that could be carried back to the fiscal 2015, 2016 and 2017 years following the enactment of the CARES Act in March 2020, partially offset by decreased research credits generated in fiscal year 2020 vs. fiscal year 2019 and changes in the mix of earnings in various geographic jurisdictions between the respective periods in fiscal year 2020 compared to fiscal year 2019. Excluding the discrete income tax items, the effective tax rate for the current fiscal year was (9.6%), compared to (14.6%) for the last fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current fiscal year and prior fiscal year and decreased research credits generated in fiscal year 2020.

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

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading our fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh will make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit was scheduled to mature on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In October 2020, this line of credit was renewed with the same terms and a maturity date of April 21, 2022. As of June 30, 2021, there was no outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In December 2020, this line of credit was renewed with the same terms and a maturity date of December 31, 2021. As of June 30, 2021, there was no outstanding balance under the line of credit.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of June 30, 2021. During the fiscal year ended June 30, 2021, the Company borrowed $56.7 million and repaid it in full. As of June 30, 2021, there was no outstanding balance and the Company had unused credit of approximately $30.0 million. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same.

On May 1, 2018, Jireh Semiconductor Incorporated (“Jireh”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company. The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the

Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of June 30, 2021. As of June 30, 2021, the outstanding balance of the term loan was $15.1 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for our fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2021. As of June 30, 2021, the outstanding balance of the term loan was $9.3 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal year 2021 and 2020, we did not repurchase any shares pursuant to the repurchase program. During fiscal years 2019, we repurchased an aggregate of 111,509 shares, from the open market for a total cost of approximately $1.5 million, excluding fees and related expenses, at an average price of $13.43 per share. As of June 30, 2021, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 159,645 shares with a weighted average repurchase price of $10.15 per share, were reissued at an average price of $5.24 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2021, $13.4 million remain available under the share repurchase program.

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

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as "capital account" transactions. Examples of "capital account" transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2021 and 2020, such restricted portion amounted to approximately $209.9 million and $209.8 million, or 50.4% and 61.4%, of our total consolidated net assets attributable to the Company, respectively. The increase of restricted net assets was primarily from the JV Company in China.

We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In addition, we recently commenced an investment plan to expand the manufacturing capacity and upgrade the operational capabilities of our

Oregon fab. We intend to fund the costs by a combination of cash reserve, bank loans and equipment leases. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.

JV Company Financing Transactions

From time to time the JV Company has entered into financing and loan agreements with banks and other third parties to fund capital expenditures and other operational expenses in connection with the constructions and ramp-up of the manufacturing facility in Chongqing. The JV Company incurs debt through its own financing agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. The JV Company is currently pursuing additional financing transactions to fund its operations and ramp-up activities, and to refinance its existing debt. There is no guarantee that the JV Company will be able to secure financing on favorable terms, or at all. In addition, any equity financing by the JV Company may dilute our equity ownership in the JV Company, which may adversely affect our ability to maintain control over the JV Company.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. On June 28, 2020, the parties entered into a modification to this agreement as a result of a change in the bank reference rate, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of June 30, 2021, the outstanding balance of the Lease Financing of 190.0 million RMB (equivalent of $29.4 million based on the currency exchange rate as of June 30, 2021) was recorded under short-term and long-term finance lease liabilities.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of June 30, 2021, these two loans were expired and there was no outstanding balance under the loans.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. On June 24, 2020, a modification of this loan was signed as a result of a change in the bank reference rate, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of June 30, 2021, the outstanding balance of the loan was 184 million RMB (equivalent of $28.5 million based on the currency exchange rate as of June 30, 2021).

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of June 30, 2021, the outstanding balance of the loan was $19.2 million.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to borrow a maximum of RMB 100 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020), in the amount in RMB or USD. Interest payments were due on the 20th of each month, and the entire principal was due on April 16, 2021. The loan consisted of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that was collateralized by eligible accounts receivable.  As of June 30, 2021, this loan was expired and there was no outstanding balance under the loan.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of June 30, 2021, the outstanding balance of the loan was $34.1 million.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to Chinese Renminbi ("RMB") 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate ("LPR") plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million at an interest rate of 5.25% per annum. As of June 30, 2021, the outstanding balance of this loan was $7.7 million.

On June 29, 2021, the JV Company entered into a one-year loan agreement with China Citic Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter starting September 20, 2021, and the entire principal is due on June 29, 2022. As of June 30, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of Chinese Renminbi ("RMB") 100 million. The borrowing can be in RMB or U.S. Dollar ("USD"). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. On June 16, 2021 and June 24, 2021, the JV Company also borrowed $4.2 million and $3.5 million at interest rate of 2.7% per annum, with principal due on August 18, 2021 and September 9, 2021, respectively. As of June 30, 2021, the total outstanding balance of these loans was $15.4 million.
Cash, cash equivalents and restricted cash
As of June 30, 2021 and 2020, we had $204.8 million and $162.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $204.8 million and $162.7 million cash and cash equivalents, $134.6 million and $120.3 million, respectively, were deposited with financial institutions outside the United States.

The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$128,744	$62,315	$31,421
Net cash used in investing activities	(72,539)	(60,849)	(112,435)
Net cash provided by (used in) financing activities	(18,991)	37,651	75,099
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,895	(708)	(1,514)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,109	$38,409	$(7,429)
Cash flows from operating activities

Net cash provided by operating activities of $128.7 million for fiscal year 2021 resulted primarily from net income of $56.3 million, non-cash charges of $70.0 million and net change in assets and liabilities providing net cash of $2.5 million. The non-cash charges of $70.0 million included depreciation and amortization expenses of $52.7 million, share-based compensation expense of $15.3 million, loss on disposal of property and equipment of $0.4 million, and net deferred income taxes of $1.6 million. The net change in assets and liabilities providing net cash of $2.5 million was primarily due to $48.5 million increase in accrued and other liabilities and $1.7 million increase in income taxes payable, partially offset by $22.5 million increase in accounts receivable due to timing of billings and collection of payments, $18.8 million increase in inventories, $5.8 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, and $0.5 million decrease in accounts payable primarily due to timing of payments.

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

Cash flows from investing activities

Net cash used in investing activities of $72.5 million for the fiscal year 2021 was primarily attributable to $72.7 million purchases of property and equipment, including $50.0 million purchases in JV Company, which was partially offset by $0.1 million government grant related to equipment in the JV Company.

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
Cash flows from financing activities

Net cash used in financing activities of $19.0 million for the fiscal year 2021 was primarily attributable to $6.9 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $16.5 million in payments of capital lease obligations, and $66.6 million in repayments of borrowings, partially offset by $65.9 million of proceeds from borrowings and $5.1 million of proceeds from exercises of share options and issuance of shares under the ESPP.

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
Contractual Obligations
Our contractual obligations as of June 30, 2021 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$136,964	$58,467	$62,780	$15,717	$—
Finance leases	31,058	18,006	13,052	—	—
Operating leases	44,348	7,221	10,768	7,509	18,850
Capital commitments with respect to property and equipment	90,009	90,009	—	—	—
Purchase commitments with respect to inventories and others	81,755	81,755	—	—	—
Total contractual obligations	$384,134	$255,458	$86,600	$23,226	$18,850
As of June 30, 2021, we had recorded liabilities of $1.2 million for uncertain tax positions and $0.1 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 13 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, valuation of inventories, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as economic implications of the COVID-19 pandemic.
Revenue recognition

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. We recognize revenue at a point in time when product is shipped to the customer, net of estimated stock rotation returns and price adjustments to certain distributors. We present revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 90 days.

We sell our products primarily to distributors, who in turn sell our products globally to various end customers. Our revenue is net of the effect of the variable consideration relating to estimated stock rotation returns and price adjustments that we expect to provide to certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of the products purchased by distributors during a specified period. We estimate provision for stock rotation returns based on historical returns and individual distributor agreements. We also provide special pricing to certain distributors primarily based on volume, to encourage resale of our products. We estimate the expected price adjustments at the time the revenue is recognized based on distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. If actual stock rotation returns or price adjustments differ from our estimates, adjustments may be recorded in the period when such actual information is known. Allowance for price adjustments is recorded against accounts receivable and provision for stock rotation is recorded in accrued liabilities on the consolidated balance sheets.

Our performance obligations relate to contracts with a duration of less than one year. We elected to apply the practical expedient provided in ASC 606, “Revenue from Contracts with Customers”. Therefore, we are not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

We recognize the incremental direct costs of obtaining a contract, which consist of sales commissions, when control over the products they relate to transfers to the customer. Applying the practical expedient, we recognize commissions as expense when incurred, as the amortization period of the commission asset we would have otherwise recognized is less than one year.

Packaging and testing services revenue is recognized at a point in time upon shipment of serviced products to the customer.

Valuation of inventories

We carry inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost primarily consists of semiconductor wafers and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Valuation of inventories are based on our periodic review of inventory quantities on hand as compared with our sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by us, additional future inventory write-downs may be required that could adversely affect our operating results. Adjustments to inventory, once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. As of June 30, 2021, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $179.2 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2021, we had $136.0 million outstanding under our loan with the Bank and $29.4 million outstanding under our capital leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2021, a hypothetical 10% increase in the interest rate could result in $0.7 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

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

Item 8.Financial Statements and Supplementary Data
See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.
 Selected Quarterly Consolidated Financial Data
The following tables present our unaudited consolidated financial information for each of the eight quarters in the period ended June 30, 2021. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of difference in the number of shares outstanding during each period. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A. “Risk Factors.”

	Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(in thousands, except per share data)
Revenue	$177,309	$169,212	$158,830	$151,551
Gross profit	$60,580	$52,691	$48,749	$42,523
Operating income	$22,363	$17,796	$13,590	$10,327
Net loss including noncontrolling interest	$20,015	$14,967	$12,540	$8,767
Net income (loss) attributable to noncontrolling interest	$476	$(1,133)	$(363)	$(807)
Net income attributable to Alpha and Omega Semiconductor Limited	$19,539	$16,100	$12,903	$9,574
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.74	$0.62	$0.50	$0.38
Diluted	$0.71	$0.58	$0.47	$0.36

	Quarter Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands, except per share data)
Revenue	$122,395	$106,852	$117,860	$117,802
Gross profit	$28,934	$22,459	$24,406	$26,932
Operating loss	$(1,327)	$(8,619)	$(3,370)	$(621)
Net loss including noncontrolling interest	$(1,940)	$(9,886)	$(4,573)	$(1,858)
Net loss attributable to noncontrolling interest	$(1,835)	$(3,391)	$(3,568)	$(2,867)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(105)	$(6,495)	$(1,005)	$1,009
Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.00	$(0.26)	$(0.04)	$0.04
Diluted	$0.00	$(0.26)	$(0.04)	$0.04

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
    The effectiveness of the Company's internal control over financial reporting as of June 30, 2021 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on Internal Control over Financial Reporting

We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and schedules and our report dated August 30, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
San Jose, California
August 30, 2021

Item 9B.Other Information
None

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2021 Proxy Statement”), no later than 120 days after the end of fiscal year 2021, and certain information to be included in the 2021 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance
    The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption "Business - Executive Officers" in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2021 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board", and “Related Party Transactions" in the 2021 Proxy Statement.

Item 14.Principal Accounting Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2021 Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule I - Condensed Financial Information of Registrant	112
Schedule II - Valuation and Qualifying accounts	117

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (a Bermuda Corporation) (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 30, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost (determined on a first-in, first-out basis) or net realizable value, was $154.3 million as of June 30, 2021. The valuation of inventories is made based on the Company’s periodic review of inventory quantities on hand as compared with sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices.

We identified the valuation of inventories as a critical audit matter due to the significant judgment and estimates required by Management. Determining whether a decline in value has occurred requires Management’s complex judgments related to (i) sales forecasts based on historical sales and expected future orders, and (ii) obsolescence of certain products based on changes in technology and demand. Auditing these judgments is especially challenging and involved subjective auditor judgment due to fluctuations in sales trends and evolving customer demands.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the completeness and accuracy of data used in the determination of the valuation of inventories by testing the completeness of the inventories analyzed, the inputs used in the analysis, and recalculating the estimated valuation of inventories based on management’s stated methodology.

•Analyzing the reasonableness of the methodology management uses to estimate the valuation of inventories by evaluating quantitative and qualitative factors considered by management in estimating the inventory reserve.

•Evaluating the reasonableness of Management's assumptions related to future demand by (i) performing retrospective review of the Company’s prior year estimates to actual results, (ii) evaluating the reasonableness of sales forecasts by comparing to current backlog and historical sales data used in the analysis, and (iii) considering additional facts and circumstances that could impact the determination of the valuation of inventories including, assessing changes in macroeconomic conditions.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
San Jose, California
August 30, 2021

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$202,412	$158,536
Restricted cash	233	2,190
Accounts receivable, net	35,789	13,272
Inventories	154,293	135,528
Other current assets	14,595	8,807
Total current assets	407,322	318,333
Property, plant and equipment, net	436,977	412,340
Operating lease right-of-use assets, net	34,660	32,948
Intangible assets, net	13,410	16,770
Deferred income tax assets	5,167	4,766
Restricted cash - long-term	2,168	1,978
Other long-term assets	18,869	5,804
Total assets	$918,573	$792,939

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,699	$86,181
Accrued liabilities	69,494	54,986
Income taxes payable	2,604	1,360
Short-term debt	58,030	30,114
Finance lease liabilities	16,724	15,258
Operating lease liabilities	5,679	4,159
Total current liabilities	233,230	192,058
Long-term debt	77,990	99,775
Income taxes payable - long-term	1,319	903
Deferred income tax liabilities	2,448	496
Finance lease liabilities - long-term	12,698	26,842
Operating lease liabilities - long-term	30,440	30,254
Other long-term liabilities	44,123	10,723
Total liabilities	402,248	361,051
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2021 and 2020	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 32,975 shares and 26,350 shares, respectively at June 30, 2021 and 31,944 shares and 25,305 shares, respectively at June 30, 2020	66	64
Treasury shares at cost; 6,625 shares at June 30, 2021 and 6,639 shares at June 30, 2020	(66,064)	(66,184)
Additional paid-in capital	259,993	246,103
Accumulated other comprehensive income (loss)	2,315	(5,127)
Retained earnings	176,895	118,833
Total Alpha and Omega Semiconductor Limited shareholders’ equity	373,205	293,689
Noncontrolling interest	143,120	138,199
Total equity	516,325	431,888
Total liabilities and equity	$918,573	$792,939

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2021	2020	2019
Revenue	$656,902	$464,909	$450,920
Cost of goods sold	452,359	362,178	335,542
Gross profit	204,543	102,731	115,378

Operating expenses:
Research and development	62,953	51,252	46,431
Selling, general and administrative	77,514	64,816	75,967
Impairment of privately-held investment	—	600	—
Total operating expenses	140,467	116,668	122,398
Operating income (loss)	64,076	(13,937)	(7,020)

Interest expense and other income (loss), net	(3,852)	(3,972)	(6,362)
Net income (loss) before income taxes	60,224	(17,909)	(13,382)
Income tax expense	3,935	348	1,256
Net income (loss) including noncontrolling interest	56,289	(18,257)	(14,638)
Net loss attributable to noncontrolling interest	(1,827)	(11,661)	(16,499)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$58,116	$(6,596)	$1,861

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$2.25	$(0.27)	$0.08
Diluted	$2.13	$(0.27)	$0.08

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	25,786	24,840	24,063
Diluted	27,272	24,840	24,698

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2021	2020	2019
Net income (loss) including noncontrolling interest	$56,289	$(18,257)	$(14,638)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	14,190	(4,839)	(5,937)
Comprehensive income (loss)	70,479	(23,096)	(20,575)
Noncontrolling interest	4,921	(14,066)	(19,303)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$65,558	$(9,030)	$(1,272)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2018	—	$—	30,400	$61	(6,540)	$(64,790)	$220,244	$440	$122,639	$278,594	$147,568	$426,162
Exercise of common stock options and release of RSUs	—	—	616	1	—	—	109	—	—	110	—	110
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	6	51	—	—	(51)	—	—	—
Withholding tax on restricted stock units	—	—	(182)	—	—	—	(2,028)	—	—	(2,028)	—	(2,028)
Issuance of common shares under Employee Stock Purchase Plan	—	—	329	—	—	—	2,908	—	—	2,908	—	2,908
Repurchase of common shares under share repurchase program	—	—	—	—	(112)	(1,501)	—	—	—	(1,501)	—	(1,501)
Share-based compensation expense	—	—	—	—	—	—	13,177	—	—	13,177	—	13,177
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	1,861	1,861	(16,499)	(14,638)
Impact on retained earnings related to ASC 606 adoption	—	—	—	—	—	—	—		1,036	1,036	—	1,036
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,133)	—	(3,133)	(2,804)	(5,937)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	24,000	24,000
Balance, June 30, 2019	—	—	31,163	62	(6,646)	(66,240)	234,410	(2,693)	125,485	291,024	152,265	443,289
Exercise of common stock options and release of RSUs	—	—	562	1	—	—	24	—	—	25		25
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	7	56	—	—	(56)	—	—	—
Withholding tax on restricted stock units	—	—	(181)	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)
Issuance of common shares under Employee Stock Purchase Plan	—	—	400	1	—	—	3,324	—	—	3,325	—	3,325
Share-based compensation expense	—	—	—	—	—	—	9,854	—	—	9,854	—	9,854
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(6,596)	(6,596)	(11,661)	(18,257)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,434)	—	(2,434)	(2,405)	(4,839)
Balance, June 30, 2020	—	—	31,944	64	(6,639)	(66,184)	246,103	(5,127)	118,833	293,689	138,199	431,888
Exercise of common stock options and release of RSUs	—	—	857	1	—	—	1,698	—	—	1,699	—	1,699
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	14	120	—	—	(54)	66	—	66
Withholding tax on restricted stock units	—	—	(225)	—	—	—	(6,924)	—	—	(6,924)	—	(6,924)
Issuance of common shares under Employee Stock Purchase Plan	—	—	399	1	—	—	3,326	—	—	3,327	—	3,327
Share-based compensation expense	—	—	—	—	—	—	12,190	—	—	12,190	—	12,190
Restricted stock units settlement in connection with service	—	—	—	—	—	—	3,600	—	—	3,600	—	3,600
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	58,116	58,116	(1,827)	56,289
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,442	—	7,442	6,748	14,190
Balance, June 30, 2021	—	$—	32,975	$66	(6,625)	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$56,289	$(18,257)	$(14,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,685	45,090	32,038
Share-based compensation expense	15,324	10,454	13,177
Deferred income taxes, net	1,551	85	(452)
(Gain) loss on disposal of property and equipment	426	(102)	21
Impairment of privately-held investment	—	600	—
Changes in assets and liabilities:
Accounts receivable	(22,517)	11,024	9,237
Inventories	(18,765)	(22,793)	(21,461)
Other current and long-term assets	(5,843)	27,306	(1,887)
Accounts payable	(528)	(1,777)	6,410
Income taxes payable	1,660	(270)	(601)
Accrued and other liabilities	48,462	10,955	9,577
Net cash provided by operating activities	128,744	62,315	31,421
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(22,715)	(42,389)	(36,002)
Purchases of property and equipment in JV Company	(49,985)	(20,009)	(76,049)
Purchases of intangible assets	—	—	(405)
Proceeds from sale of property and equipment	42	295	21
Government grant related to equipment in JV Company	119	1,254	—
Net cash used in investing activities	(72,539)	(60,849)	(112,435)
Cash flows from financing activities
Proceeds from investment by noncontrolling interest	—	—	24,000
Withholding tax on restricted stock units	(6,924)	(1,509)	(2,028)
Proceeds from exercise of stock options and ESPP	5,092	3,350	3,018
Payments for repurchase of common shares	—	—	(1,501)
Proceeds from borrowings	65,876	96,232	77,949
Repayments of borrowings	(66,584)	(49,394)	(21,947)
Principal payments on capital leases	(16,451)	(11,028)	(4,392)
Net cash provided by (used in) financing activities	(18,991)	37,651	75,099
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,895	(708)	(1,514)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,109	38,409	(7,429)
Cash, cash equivalents and restricted cash at beginning of year	162,704	124,295	131,724
Cash, cash equivalents and restricted cash at end of year	$204,813	$162,704	$124,295

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,641	$2,223	$6,582
Cash paid for income taxes	$970	$2,258	$1,841

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$20,204	$17,370	$44,799
Reissuance of treasury stock	$120	$56	$51

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
Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of June 30, 2021, the Company owns 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company has reached its targeted production of assembly and testing.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has had and continues to have a negative impact on business and economic activities across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to various restrictions imposed by governments, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs, gaming devices and other products. While the Company has recently benefited from the increasing demand of PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline as government authorities relax COVID-19 related restrictions and consumer behaviors change. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The extent to which the COVID-19 pandemic may impact the Company's business will depend on future developments which are uncertain, such as the duration of the outbreak, travel restrictions, governmental mandates issued to mitigate the spread of the disease, business closures, economic disruptions, and the effectiveness of actions taken to contain and treat the virus. Accordingly, the COVID-19 pandemic may have a negative impact on the Company's sales and results of operations, the size and duration of which is difficult to predict.
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

The Company's revenue may be impacted by its ability to utilize wafer production and packaging and testing capacity from its in-house facilities and obtain adequate wafer supplies from third-party foundries. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 11.5%, 12.7% and 14.1% of the wafers used in the Company's products for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company's operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon fab and the JV Company, as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as the economic implications of the COVID-19 pandemic.
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

As a condition of the loan arrangements, the Company is required to keep a compensating balance at the issuing bank (see Note 5). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2021 and 2020, the amount of restricted cash was $2.4 million and $4.2 million, respectively.
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

Fair Value Measurements
    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Inventories

The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost includes semiconductor wafer and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Valuation of inventories are based on the Company's periodic review of inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by management, additional future inventory write-downs may be required that could adversely affect the Company's operating results. Adjustments to inventory once established are not reversed until the related inventory has been sold or scrapped.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation. Historical cost includes expenditures that are directly attributable to the acquisition of the items and the costs incurred to make the assets ready for their intended use.
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 to 30 years
Manufacturing machinery and equipment	8 to 15 years
Equipment and tooling	5 years
Computer hardware and software	3 to 5 years
Office furniture and equipment	5 years
Leasehold and building improvements	2 to 20 years
Land use rights	50 years

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
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, , as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2021, the Company reduced interest expense by $3.0 million, property, plant and equipment by $0.1 million, and operating expenses by $3.7 million. During the fiscal year ended June 30, 2020, the Company reduced interest expense by $6.1 million, property, plant and equipment by $1.3 million, and operating expenses by $4.7 million. During the fiscal year ended June 30, 2019, the Company reduced interest expenses by $0.3 million.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred during the March and June 2020 quarters. These factors included continued operating losses, a decrease in the Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of June 30, 2020. Some of the more significant assumptions used in the estimated future cash flows involve net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, long-term growth rates that appropriately reflect the risks inherent in the future cash flow stream and terminal value. The Company selected the assumptions used in the financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Therefore, the Company concluded that the carrying amount of the long-lived assets is recoverable. There was no impairment of long-lived assets for fiscal years 2021, 2020 and 2019.

Revenue Recognition

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company recognizes product revenue at a point in time when product is shipped to the customer, net of estimated stock rotation returns and price adjustments that it expects to provide to certain distributors. The Company presents revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 90 days.

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

The Company's performance obligations relate to contracts with a duration of less than one year. The Company elected to apply the practical expedient provided in ASC 606, “Revenue from Contracts with Customers”. Therefore, the Company is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

The Company recognizes the incremental direct costs of obtaining a contract, which consist of sales commissions, when control over the products they relate to transfers to the customer. Applying the practical expedient, the Company recognizes commissions as expense when incurred, as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Packaging and testing services revenue is recognized at a point in time upon shipment of serviced products to the customer.
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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.4 million, $0.7 million and $0.6 million in the fiscal years ended June 30, 2021, 2020, and 2019, respectively.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 had no material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326). Topic 326 adds to U.S. GAAP the current expected credit loss ("CECL") model, a measurement model based on expected losses rather than incurred losses. Under this new standard, an entity recognizes its estimate of expected credit losses as an allowance. The new standard is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit loss models that entities use to account for debt instruments. The new guidance significantly changes the accounting for credit losses. The Company adopted

ASU 2016-13 using the modified-retrospective approach in the first quarter of fiscal 2021 with no impact to its consolidated financial statements.

The adoption of Topic 326 did not significantly change the Company's approach to the valuation of trade receivables. The Company determines whether there is an expected loss on its accounts receivable by reviewing all available data, including its customers' latest available financial statements, their credit standing and historical collection experience, as well as current and future market and economic conditions. As of June 30, 2021, the allowance for credit losses on the Company's trade receivables remained immaterial.

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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$58,116	$(6,596)	$1,861

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	25,786	24,840	24,063

Diluted:
Weighted average number of common shares used to compute basic net income per share	25,786	24,840	24,063
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,486	—	635
Weighted average number of common shares used to compute diluted net income per share	27,272	24,840	24,698

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$2.25	$(0.27)	$0.08
Diluted	$2.13	$(0.27)	$0.08
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Employee stock options and RSUs	193	2,028	593
ESPP	71	834	512
Total potential dilutive securities	264	2,862	1,105

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2021	2020	2019
Customer A	28.7%	29.3%	28.8%
Customer B	35.4%	35.5%	36.4%

	June 30,
Percentage of accounts receivable	2021	2020
Customer A	12.4%	*
Customer B	22.1%	*
Customer C	21.9%	29.8%
Customer D	*	10.9%
Customer E	*	20.1%
Customer F	*	10.4%
Customer G	*	10.3%

* Less than 10%

4. Balance Sheet Components
Accounts receivable, net

	June 30,
	2021	2020
	(in thousands)
Accounts receivable	$48,234	$43,394
Less: Allowance for price adjustments	(12,415)	(30,092)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$35,789	$13,272
Inventories

	June 30,
	2021	2020
	(in thousands)
Raw materials	$68,900	$55,377
Work in-process	68,824	61,863
Finished goods	16,569	18,288
	$154,293	$135,528

Other current assets

	June 30,
	2021	2020
	(in thousands)
VAT receivable	$1,539	$1,639
Other prepaid expenses	1,465	1,900
Prepaid insurance	2,615	1,520
Prepaid maintenance	1,670	587
Prepayments to supplier	2,540	938
Prepaid income tax	2,221	1,991
Interest receivable	2,207	—
Customs deposit	270	163
Other receivables	68	69
	$14,595	$8,807

Property, plant and equipment, net

	June 30,
	2021	2020
	(in thousands)
Land	$4,877	$4,877
Building	71,454	58,875
Manufacturing machinery and equipment	515,320	447,079
Equipment and tooling	27,017	25,398
Computer equipment and software	41,518	38,779
Office furniture and equipment	3,814	3,529
Leasehold improvements	74,733	68,224
Land use rights	9,319	8,502
	748,052	655,263
Less: accumulated depreciation	(348,749)	(291,515)
	399,303	363,748
Equipment and construction in progress	37,674	48,592
Property, plant and equipment, net	$436,977	$412,340
Total depreciation expense was $49.3 million, $43.9 million and $31.9 million for fiscal year 2021, 2020 and 2019, respectively.
The gross amount of computer software recorded under capital leases was $13.7 million and $13.7 million and the related accumulated depreciation was $11.9 million and $10.1 million, respectively, at June 30, 2021 and 2020.

The Company capitalized $0.3 million, $1.0 million and $0.8 million of software development costs during the fiscal year 2021, 2020 and 2019, respectively. Amortization of capitalized software development costs was $0.5 million in fiscal year 2021, 0.5 million in fiscal year 2020 and $0.5 million in fiscal year 2019. Unamortized capitalized software development costs in each of the periods presented at June 30, 2021 and 2020 were $1.2 million and $1.4 million, respectively.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purpose. In March 2017, the JV Company received the necessary land use right certificate from the PRC government. The land use rights will expire on November 30, 2066.

Other long-term assets

	June 30,
	2021	2020
	(in thousands)
Prepayments for property and equipment	$14,882	$2,242
Investments in privately held companies	100	100
Customs deposit	1,120	1,662
Other long-term deposits	927	850
Office leases deposits	1,100	766
Other	740	184
	$18,869	$5,804

Intangible assets, net

	June 30,
	2021	2020
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(6,314)	(2,954)
	13,141	16,501
Goodwill	269	269
Intangible assets, net	$13,410	$16,770

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronices International N.V. Amortization expense for intangible assets was $3.4 million, $0.1 million and $0.1 million for the years ended June 30, 2021, 2020 and 2019, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. Customer relationships are fully amortized.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2022	$3,360
2023	3,286
2024	3,249
2025	3,246
$13,141

Accrued liabilities

	June 30,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$32,756	$19,968
Warranty accrual	2,795	709
Stock rotation accrual	3,917	3,358
Accrued professional fees	3,017	5,868
Accrued inventory	1,138	775
Accrued facilities related expenses	2,536	1,831
Accrued property, plant and equipment	8,688	11,039
Other accrued expenses	6,793	8,017
Customer deposit	7,139	2,813
ESPP payable	715	608
	$69,494	$54,986
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Beginning balance	$709	$623	$535
Addition	2,443	895	236
Utilization	(357)	(809)	(148)
Ending balance	$2,795	$709	$623
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Beginning balance	$3,358	$1,921	$1,750
Addition	4,742	9,441	5,267
Utilization	(4,183)	(8,004)	(5,096)
Ending balance	$3,917	$3,358	$1,921

Other long-term liabilities

	June 30,
	2021	2020
	(in thousands)
Deferred payroll taxes	$1,219	$—
Customer deposits *	42,000	8,000
Computer software liabilities	—	1,897
Other	904	826
Other long-term liabilities	$44,123	$10,723

    * Customer deposit from our customer A and customer B for securing future shipment from the Company.

5. Bank borrowings

Short-term borrowing

On June 29, 2021, the JV Company entered into a one-year loan agreement with China Citic Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter starting September 20, 2021, and the entire principal is due on June 29, 2022. As of June 30, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of Chinese Renminbi ("RMB") 100 million. The borrowing can be in RMB or U.S. Dollar ("USD"). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. On June 16, 2021 and June 24, 2021, the JV Company also borrowed $4.2 million and $3.5 million at interest rate of 2.7% per annum, with principal due on August 18, 2021 and September 9, 2021, respectively. As of June 30, 2021, the total outstanding balance of these loans was $15.4 million.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to Chinese Renminbi ("RMB") 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate ("LPR") plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million at an interest rate of 5.25% per annum. As of June 30, 2021, the outstanding balance of this loan was $7.7 million.

On April 15, 2020, the JV Company entered into a one-year loan agreement with China Everbright Bank in China to borrow a maximum of RMB 100 million (approximately $14.3 million based on the currency exchange rate between RMB and U.S. Dollar on April 15, 2020), in the amount in RMB or USD. Interest payments were due on the 20th of each month, and the entire principal was due on April 16, 2021. The loan consisted of RMB 20 million for working capital borrowing in Chinese yuan and RMB 80 million for borrowing in US dollars that was collateralized by eligible accounts receivable.  As of June 30, 2021, this loan was expired and there was no outstanding balance under the loan.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit was scheduled to mature on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In October 2020, this line of credit was renewed with the same terms and a maturity date of April 21, 2022. As of June 30, 2021, there was no outstanding balance under the loan.

On November 29 and December 4, 2018, the JV Company entered into two, one-year loan agreements with China Merchant Bank and Chongqing LiangJiang New District China Merchants Group Limited Company in China to provide loans for RMB 80 million and RMB 20 million, respectively, or $14.5 million in total based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2018, at varying interest rates. On January 20, 2020, the JV Company renewed the loan agreements with the same terms. Interest payments are due monthly and quarterly with the entire principal due not later than January 21, 2021. As of June 30, 2021, these two loans were expired and there was no outstanding balance under the loans.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China, which expired on September 30, 2019. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. In December 2020, this line of credit was renewed with the same terms and a maturity date of December 31, 2021. As of June 30, 2021, there was no outstanding balance under the line of credit.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. The Borrower was in compliance with these covenants as of June 30, 2021. During the fiscal year ended June 30, 2021 and 2020, the Company borrowed $56.7 million and $20.0 million, respectively, and repaid it in full. As of June 30, 2021, there was no outstanding balance and the Company had unused credit of approximately $30.0 million. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agree to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agrees to transfer title of its assembly and testing equipment to the Lenders, and the Lenders lease such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing will be used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but are not limited to, failure to make payments and breach of material terms under the Agreements. On June 28, 2020, the parties entered into a modification to this agreement as a result of a change in the bank reference rate, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of June 30, 2021, the outstanding balance of the Lease Financing of 190.0 million RMB (equivalent of $29.4 million based on the currency exchange rate as of June 30, 2021) was recorded under short-term and long-term finance lease liabilities.

See future minimum lease payment table for finance lease liabilities in Note 6.

Long-term debt

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, "the Banks") in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $114.0 million as of June 30, 2021. Beginning December 18, 2020, the JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payment is due on March 20, June 20, September 20 and December 20 of each year based on China one-year loan prime rate ("LPR") plus 1.3%. The JV Company drew down RMB 250 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of June 30, 2021, the outstanding balance of the loan was $34.1 million.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $114.0 million as of June 30, 2021. Beginning December 18, 2020, the JV Company will make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of June 30, 2021, the outstanding balance of the loan was $19.2 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190 million and RMB 10 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company with a carrying value of $89.1 million as of June 30, 2021. As a condition of the loan arrangements, 14 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the JV Company's bank until the principal is paid. On June 24, 2020, a modification of this loan was signed as a result of a change in the bank reference rate, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of June 30, 2021, the outstanding balance of the loan was 184 million RMB (equivalent of $28.5 million based on the currency exchange rate as of June 30, 2021).

On May 1, 2018, Jireh Semiconductor Incorporated (“Jireh”), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. The Company was in compliance with these covenants as of June 30, 2021. As of June 30, 2021, the outstanding balance of the term loan was $15.1 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2021. As of June 30, 2021, the outstanding balance of the term loan was $9.3 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh will make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain.

At June 30, 2021, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2022	$58,467
2023	38,443
2024	24,337
2025	15,717
Total principal of debt	136,964
Less: debt issuance costs	(944)
Total principal of debt, less debt issuance costs	$136,020

	Short-term Debt	Long-term Debt	Total
Principal amount	$58,467	$78,497	$136,964
Less: debt issuance costs	(437)	(507)	(944)
Total debt, less debt issuance costs	$58,030	$77,990	$136,020

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
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Operating leases:
Fixed rent expense	$6,760	$6,077
Variable rent expense	815	797
Finance lease:
Amortization of equipment	2,200	2,839
Interest	2,168	2,783
Short-term leases:
Short-term lease expenses	221	306
Total lease expenses	$12,164	$12,802

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2021	June 30, 2020
Operating Leases:
ROU assets associated with operating leases	$34,660	$32,948
Finance Lease:
Property, plant and equipment, gross	$114,404	$104,374
Accumulated depreciation	(96,470)	(86,540)
Property, plant and equipment, net	$17,934	$17,834

Weighted average remaining lease term (in years)
Operating leases	8.44	9.57
Finance lease	1.72	2.72

Weighted average discount rate
Operating leases	4.67%	4.45%
Finance lease	5.46%	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,496	$5,241
Operating cash flows from finance lease	$2,168	$2,783
Financing cash flows from finance lease	$16,451	$11,028

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,585	$17,288

Future minimum lease payments are as follows as of June 30, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$7,221	$18,006
2023	6,048	13,052
2024	4,720	—
2025	3,766	—
2026	3,743	—
Thereafter	18,850	—
Total minimum lease payments	44,348	31,058
Less amount representing interest	(8,229)	(1,636)
Total lease liabilities	$36,119	$29,422

7. Shareholders' Equity

Common Shares

The Company's Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2021

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.
During fiscal year 2021 and 2020, the Company did not repurchase any shares pursuant to the repurchase program. During fiscal year 2019, the Company repurchased an aggregate of 111,509 shares, from the open market for a total cost of approximately $1.5 million, excluding fees and related expenses, at an average price of $13.43 per share.
As of June 30, 2021, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 159,645 shares with a weighted average repurchase price of $10.15 per share, were reissued at an average price of $5.24 per share for option exercises and vested restricted stock units ("RSU"). As of June 30, 2021, $13.4 million remain available under the share repurchase program.

8. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the "2018 Plan") was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. As of June 30, 2021, 1,029,515 shares were available for grant under the 2018 Plan.
Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units covering that number of common shares determined by dividing ninety-five thousand dollars ($95,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date.

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

Time-based Restricted Stock Units ("TRSU")
The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	919,023	$15.14	1.62	$13,086,888
Granted	527,022	$11.28
Vested	(499,954)	$13.09
Forfeited	(39,750)	$13.82
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225
Granted	505,440	$8.51
Vested	(455,893)	$13.53
Forfeited	(23,750)	$13.19
Nonvested at June 30, 2020	932,138	$11.36	1.66	10,141,661
Granted	722,873	$29.85
Vested	(567,087)	$15.70
Forfeited	(34,400)	$14.88
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	32,016,594
Performance-based Restricted Stock Units ("PRSU")

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $2.3 million, $1.5 million and $2.8 million of expenses for these PRSUs during the years ended June 30, 2021, 2020 and 2019, respectively.

During the quarter ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the condensed consolidated balance sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the condensed consolidated statements of operations. As of June 30, 2021 and 2020, the Company recorded $0.1 million and $0.6 million such expenses in the other current liabilities, respectively. During the fiscal years ended June 30, 2021 and 2020, the Company recorded $3.1 million and $0.6 million of non-cash compensation expense, respectively. As of June 30, 2021, the Company granted RSUs valued at $3.6 million to participants, which were fully vested due to achievement of certain objective measures.

The following table summarizes the Company's PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2018	422,300	$16.63	2.06	$6,013,552
Granted	291,750	$11.18
Vested	(111,623)	$16.68
Forfeited	(5,703)	$16.78
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Granted	155,000	$7.36
Vested	(110,659)	$16.68
Forfeited	(298,290)	$11.32
Nonvested at June 30, 2020	342,775	$12.38	1.60	3,729,392
Granted	165,500	$36.27
Vested	(148,211)	$14.24
Forfeited	(6,240)	$17.23
Nonvested at June 30, 2021	353,824	$22.69	1.74	10,752,711
Market-based Restricted Stock Units ("MSUs")

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The modified MSUs was valued immediately before and after the modification, using Morte Carlo simulation pricing model. The Morte Carlo simulation pricing model applied the following assumptions for pre-modification conditions: risk-free interest rate of 0.13%, expected term of 1.3 years, expected volatility of 66.7% and dividend yield of 0%; and for post-modification conditions: risk-free interest rate of 0.14%, expected term of 2.3 years, expected volatility of 59.1% and dividend yield of 0%. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The incremental expenses for the fiscal year ended June 30, 2021 were immaterial. The Company recorded approximately $1.2 million, $0.6 million and $0.4 million of expense for these MSUs during the years ended June 30, 2021, 2020 and 2019, respectively.

Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2018	886,978	$10.97	4.03
Granted	—	$—
Exercised	(10,500)	$10.50		$43,415
Canceled or forfeited	—	$—
Outstanding at June 30, 2019	876,478	$10.98	3.06
Granted	—	$—
Exercised	(2,500)	$10.50		$4,726
Canceled or forfeited	(230,000)	$17.11
Outstanding at June 30, 2020	643,978	$8.79	2.89
Granted	—	$—
Exercised	(156,103)	$11.31		$1,272,291
Canceled or forfeited	—	$—
Outstanding at June 30, 2021	487,875	$7.99	2.32	$10,928,653
Options vested and expected to vest	487,875	$7.99	2.32	$10,928,653
Exercisable at June 30, 2021	487,875	$7.99	2.32	$10,928,653

The aggregate intrinsic value for options outstanding at June 30, 2021 in the table above is based on the Company’s common stock closing price on June 30, 2021.
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
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2021	2020	2019
Volatility rate	63.1% - 68.5%	46.4% - 58.3%	40.1% - 40.7%
Risk-free interest rate	0.1% - 0.2%	0.2% - 1.6%	2.1% - 2.9%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2021, 2020 and 2019 was $11.11, $4.33 and $3.84 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Cost of goods sold	$1,756	$1,530	$1,963
Research and development	5,352	2,895	2,453
Selling, general and administrative	8,216	6,029	8,761

	$15,324	$10,454	$13,177
Total unrecognized share-based compensation expense as of June 30, 2021 was $27.8 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.0 years.

9. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. The Company had not made any contributions for eligible employees as of June 30, 2021.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 14.0% to 16.0% in China, and 6.0% in Taiwan. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

10. Income Taxes
    The provision for income taxes is comprised of:

	Year Ended June 30,
	2021	2020	2019
		(in thousands)
U.S. federal taxes:
Current	$31	$(1,673)	$(57)
Deferred	1,955	22	(510)
Non-U.S. taxes:
Current	2,344	1,940	1,765
Deferred	(396)	58	55
State taxes, net of federal benefit:
Current	1	1	3
Total provision for income taxes	$3,935	$348	$1,256
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2021	2020	2019
United States statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	0.1	—	0.1
Foreign taxes, net	(14.4)	(36.1)	(40.9)
Research and development credit	(2.4)	8.0	11.7
Non-deductible expenses	2.4	(1.0)	(2.7)
U.S. Tax Act deferred tax re-measurement	—	6.2	—
Other	(0.2)	—	1.4
	6.5%	(1.9)%	(9.4)%
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2021	2020	2019
		(in thousands)
U.S. operations	$9,622	$3,549	$4,100
Non-U.S. operations	50,602	(21,458)	(17,482)
Loss before income taxes	$60,224	$(17,909)	$(13,382)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Accrued compensation	$3,954	$1,954
Net operating loss carryforwards	22,539	19,870
Depreciation	7,924	8,149
Tax credits	15,550	13,909
Operating lease liabilities	7,292	6,649
Capitalized intangible assets	9,982	10,367
Accruals and reserves	1,113	1,832
Total deferred tax assets	68,354	62,730
Valuation allowance	(41,474)	(37,827)
Total deferred tax assets, net of valuation allowance	26,880	24,903
Deferred tax liabilities:
Depreciation and amortization	(17,193)	(14,097)
Right of use assets	(6,968)	(6,453)
Accruals and reserves	—	(83)
Total deferred tax liabilities	(24,161)	(20,633)
Net deferred tax assets	$2,719	$4,270
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2021	2020
	(in thousands)
Long-term deferred tax assets	$5,167	$4,766
Long-term deferred tax liabilities	(2,448)	(496)
Net deferred tax assets	$2,719	$4,270

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $41.5 million and $37.8 million as of June 30, 2021 and 2020, respectively. The change in valuation allowance for June 30, 2021 and 2020 was an increase of $3.6 million and $2.4 million, respectively.

At June 30, 2021 and 2020, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $5.8 million and $5.4 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a partial valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward. Furthermore, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $35.7 million and $32.4 million as of June 30, 2021 and 2020, respectively.  The Company intends to maintain a valuation allowance equal to the JV Company’s net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

At June 30, 2021, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $7.7 million and $9.5 million, respectively. The federal net operating losses begin to expire in 2038 and the tax credits begin to expire in 2026, if not utilized.  At June 30, 2021, the Company had $0.9 million of state net operating loss carryforwards and had tax credit carryforwards of approximately $7.6 million. Approximately $0.3 million of the state tax credits begin to expire in 2022, if not utilized. The remaining $7.3 million of the state tax credits carryforward indefinitely. At

June 30, 2021, the JV Company had $139.1 million of net operating loss carryforwards which begin to expire in 2021, if not utilized.
The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. As of June 30, 2021, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $179.2 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2018 to June 30, 2021 is as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$7,126	$7,150	$7,143
Additions based on tax positions related to the current year	677	333	417
Reductions based on tax positions related to prior years	(41)	(114)	(271)
Reductions due to lapse of applicable statute of limitations	(117)	(243)	(139)

Balance at end of year	$7,645	$7,126	$7,150
At June 30, 2021, the total unrecognized tax benefits of $7.6 million included $6.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $1.2 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2021. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.
The total unrecognized tax benefits of $7.6 million at June 30, 2021 included $4.7 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.1 million reduction to its uncertain tax positions during the next twelve months, related to potential expiration of the relevant statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2021 was $0.1 million, of which $5 thousand was recognized in the year ended June 30, 2021. The amount of interest and penalties accrued at June 30, 2020 was $0.1 million, of which ($30 thousand) was recognized in the year ended June 30, 2020.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2021 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2021 remain open to examination by foreign tax authorities.

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

U.S. Tax Cuts and Jobs Act, Enacted December 22, 2017

On December 22, 2017, the United States enacted tax legislation commonly known as the Tax Cuts and Jobs Act (“the Tax Act”), which significantly changed the existing U.S. tax laws, including, but not limited to, (1) a reduction in the corporate tax rate from 35% to 21%, (2) a move from a worldwide tax system toward a territorial system through a “participation exemption” deduction for certain foreign-source dividends, (3) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, (4) bonus depreciation that allows for full expensing of qualified property,

(5) creating a new limitation on deductible interest expense and (6) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Company is not currently subject to the Base Erosion and Anti-Abuse (BEAT) tax, which is a tax imposed on certain entities who make payments to their non U.S. affiliates, where such payments reduce the U.S. tax base . The BEAT tax is imposed at a rate of 10% on Adjusted Taxable Income, excluding certain payments to foreign related entities. It is an incremental tax over and above the corporate income tax and is recorded as a period cost. It is possible that this tax could be applicable in future periods, which would cause an increase to the effective tax rate and cash taxes.

U.S. Coronavirus Aid, Relief and Economic Security Act” (“CARES Act”), Enacted March 27, 2020

On March 27, 2020, the United States enacted the CARES Act, which made the changes to existing U.S. tax laws, including, but not limited to, (1) allowing U.S. federal net operating losses originated in the 2018, 2019 or 2020 tax years to be carried back five years to recover taxes paid based upon taxable income in the prior five years, (2) eliminated the 80% of taxable income limitation on net operating losses for the 2018, 2019 and 2020 tax years (the 80% limitation will be reinstated for tax years after 2020), (3) accelerating the refund of prior year alternative minimum tax credits, (4) modifying the bonus depreciation for qualified improvement property and (5) modifying the limitation on deductible interest expense.

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

“The American Rescue Plan Act of, 2021”, Enacted March 11, 2021
On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021, which made changes to existing U.S. tax laws. There was no material impact of the tax law changes included in the American Rescue Plan Act of 2021 to the Company.

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through June 2021. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Hong Kong	$538,068	$390,478	$355,058
China	106,810	64,058	81,955
South Korea	5,497	3,303	2,590
United States	5,492	4,465	7,015
Other countries	1,035	2,605	4,302
	$656,902	$464,909	$450,920

During the fiscal year ended June 30, 2021, the Company corrected an immaterial error to reduce revenues relating to South Korea and to increase the revenues relating to Hong Kong by $7.1 million for the fiscal year ended June 30, 2020.
The following is a summary of revenue by product type:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Power discrete	$482,718	$391,941	$371,837
Power IC	161,726	66,360	70,215
Packaging and testing services	12,458	6,608	8,868
	$656,902	$464,909	$450,920

Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2021	2020
	(in thousands)
China	$350,387	$326,010
United States	118,756	117,782
Other countries	2,494	1,496
	$471,637	$445,288

12. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2021 and 2020, such restricted portion amounted to approximately $209.9 million and $209.8 million, or 50.4% and 61.4%, of our total consolidated net assets attributable to the Company, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

13. Commitments and Contingencies
Purchase commitments
As of June 30, 2021 and 2020, the Company had approximately $81.8 million and $43.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2021 and 2020, the Company had approximately $90.0 million, and $18.0 million primarily for the JV Company, respectively, of capital commitments for the purchase of property and equipment.
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

As previously disclosed, the U.S. Department of Justice ("DOJ") commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019. The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents and information from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations. In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019 (see Note 3). The Company is currently working with DOC to resolve this issue. Given the case is in still ongoing and neither DOJ nor DOC have provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur. Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter. In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliates. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief Financial Officer. Among other remedies, the Gray Action seeks to recover compensatory and other damages as well as attorney’s fees and costs.

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within forty-five days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. On October 27, 2020, the Defendants moved to dismiss the action in its entirety. Plaintiff filed his opposition on December 11, 2020 and Defendants filed their reply brief on January 25, 2021. The Company believes the claims in the Gray Action are without merit and intends to vigorously defend this litigation. Given the case is still on going, the Company cannot estimate the reasonably possible loss or range of loss that may occur.

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2021 and 2020.

The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its Bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage at reasonable cost, if at all, in the future.

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

14. Subsequent Event

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh will make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Revenue	$—	$1,334	$4,292
Cost of revenue	—	—	—
Gross profit	—	1,334	4,292

Operating expenses:
General and administrative	8,419	1,745	4,599
Total operating expenses	8,419	1,745	4,599
Operating loss	(8,419)	(411)	(307)

Interest expense and other income (loss), net	(1)	(1)	3
Income (loss) on equity investment in subsidiaries	64,709	(17,845)	(14,334)
Net income (loss) including noncontrolling interest	56,289	(18,257)	(14,638)
Net loss attributable to noncontrolling interest	(1,827)	(11,661)	(16,499)
Net income attributable to Alpha and Omega Semiconductor Limited	$58,116	$(6,596)	$1,861
The accompanying notes to Schedule I are an integral part of these financial statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$9,752	$4,538
Other current assets	191	220
Total current assets	9,943	4,758
Property, plant and equipment, net	32	44
Other long-term assets	114	160
Investment in subsidiaries	540,425	446,415
Total assets	$550,514	$451,377

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$786	$4,816
Accounts payable - Intercompany	33,403	14,673
Total liabilities	34,189	19,489
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2021 and 2020	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 32,975 shares and 26,350 shares, respectively at June 30, 2021 and 31,944 shares and 25,305 shares, respectively at June 30, 2020	66	64
Treasury shares at cost; 6,625 shares at June 30, 2021 and 6,639 shares at June 30, 2020	(66,064)	(66,184)
Additional paid-in capital	259,993	246,103
Accumulated other comprehensive income	2,315	(5,127)
Retained earnings	176,895	118,833
Total Alpha and Omega Semiconductor Limited shareholder's equity	373,205	293,689
Noncontrolling interest	143,120	138,199
Total equity	516,325	431,888
Total liabilities and equity	$550,514	$451,377
The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2021	2020	2019
Net income (loss) including noncontrolling interest	$56,289	$(18,257)	$(14,638)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	14,190	(4,839)	(5,937)
Comprehensive income (loss)	70,479	(23,096)	(20,575)
Noncontrolling interest	4,921	(14,066)	(19,303)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$65,558	$(9,030)	$(1,272)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I
ALPHA AND OMEGA SEMICONDUCTOR LIMITED (PARENT COMPANY BASIS)
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$56,289	$(18,257)	$(14,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12	76	274
Share-based compensation expense	683	450	432
Equity in net (income) loss of subsidiaries	(64,709)	17,845	14,334
Changes in assets and liabilities:
Accounts receivable - intercompany	—	—	3,937
Other current assets	75	187	134
Accounts payable and accrued liabilities	(4,034)	3,953	121
Accounts payable - intercompany	18,730	(6,841)	21,514
Net cash provided by (used in) operating activities	7,046	(2,587)	26,108
Cash flows from investing activities
Purchases of property and equipment	—	—	(51)
Investment in subsidiaries	—	—	(25,000)
Net cash used in investing activities	—	—	(25,051)
Cash flows from financing activities
Withholding tax on restricted stock units	(6,924)	(1,509)	(2,028)
Proceeds from exercise of stock options and ESPP	5,092	3,350	3,018
Payments for repurchases of common shares	—	—	(1,501)
Net cash provided by (used in) financing activities	(1,832)	1,841	(511)
Net increase (decrease) in cash and cash equivalents	5,214	(746)	546
Cash and cash equivalents at beginning of year	4,538	5,284	4,738
Cash and cash equivalents at end of year	$9,752	$4,538	$5,284

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

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2018	$30	$18,902	$30,105
Additions	—	115,842	5,315
Reductions	—	(110,669)	—

June 30, 2019	30	24,075	35,420
Additions	—	140,413	2,407
Reductions	—	(134,396)	—

June 30, 2020	$30	$30,092	$37,827
Additions	—	178,902	3,647
Reductions	—	(196,579)	—

June 30, 2021	$30	$12,415	$41,474

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.1	2000 Share Plan (incorporated by reference to Exhibit 10.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.2	Form of Option Agreement under 2000 Share Plan (incorporated by reference to Exhibit 10.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.3(+)	2009 Share Option/Share Issuance Plan (incorporated by reference to Exhibit 10.3 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
10.4(+)	Form of Option Agreement under 2009 Share Plan (incorporated by reference to Exhibit 4.4 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)
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

10.25(+)	Amended Form of Restricted Share Unit Issuance Agreement (incorporated by reference to Exhibit 10.35 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)
10.26(+)	Summary of Fiscal Year 2014 Executive Incentive Plan (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No: 001-34717) filed with the Commission on August 30, 2013)
10.27(+)	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 from Quarterly Report on Form 10-Q (File No: 001-34717) filed with the Commission on May 9, 2014)
10.28††
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

10.29 (+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2017)

10.30††
Engineering, Procurement and Construction Contract dated January 10, 2017 between Chongqing Alpha and Omega Semiconductor Limited and The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “EPC Contract”) (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.31††
Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.32*††
Financing Lease Contract, dated May 9, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and Chongqing YinHai Financing Lease Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.38 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.33*††
Real Estate Mortgage Contract, dated May 14, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and the Export-Import Bank of China (English Translation) (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.34
Second Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.35
Third Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.36
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.37	Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34717) filed with the Commission on November 12, 2019)
10.38
Supplemental Agreement to Financing Lease Contract, dated as of June 28, 2020 between YinHai Leasing Company and China Import/Export Bank and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.44 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on September 2, 2020)

10.39
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.40
Supplemental Agreement to Financing Lease Contract, dated August 3, 2020 between YinHai Leasing Company and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.41
Letter Agreement of Severance Benefit Program for Yifan Liang, dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 8, 2021)

10.42
Letter Agreement of Severance Benefit Program for Yueh-Se-Ho, dated April 28, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 8, 2021)

10.43(+)
Alpha and Omega Semiconductor Limited Calendar Year 2021 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 7, 2021)

10.44*(+)	First Amendment to CEO Employment Agreement between Dr. Mike Chang and Alpha and Omega Semiconductor Limited
10.45*(+)	2021 Officer Form Retention Agreement for Executive Officers of Alpha and Omega Semiconductor Limited
10.46*(+)	Amended and Restated Non-Employee Director Compensation Policy
10.47*(+)	Second Amendment To Lease US Sunnyvale Office

10.48*(+)	Third Amendment To Lease US Sunnyvale Office
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 30, 2021

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	August 30, 2021
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 30, 2021
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ LUCAS S. CHANG	Director	August 30, 2021
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	August 30, 2021
Claudia Chen

/s/ YUEH-SE HO	Director	August 30, 2021
Yueh-Se Ho, Ph.D.

/s/ KING OWYANG	Director	August 30, 2021
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 30, 2021
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 30, 2021
Michael J. Salameh