Form 10-Q
period 2021-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2021-11-05
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 22, 2021: 26,377,51925,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$252,453	$202,412
Restricted cash	342	233
Accounts receivable, net	39,317	35,789
Inventories	163,437	154,293
Other current assets	17,518	14,595
Total current assets	473,067	407,322
Property, plant and equipment, net	441,279	436,977
Operating lease right-of-use assets, net	33,437	34,660
Intangible assets, net	12,570	13,410
Deferred income tax assets	5,216	5,167
Restricted cash - long-term	2,168	2,168
Other long-term assets	23,941	18,869
Total assets	$991,678	$918,573
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,681	$80,699
Accrued liabilities	92,207	69,494
Income taxes payable	3,004	2,604
Short-term debt	57,955	58,030
Finance lease liabilities	16,722	16,724
Operating lease liabilities	5,537	5,679
Total current liabilities	257,106	233,230
Long-term debt	75,991	77,990
Income taxes payable - long-term	1,332	1,319
Deferred income tax liabilities	3,136	2,448
Finance lease liabilities - long-term	8,516	12,698
Operating lease liabilities - long-term	29,342	30,440
Other long-term liabilities	74,265	44,123
Total liabilities	449,688	402,248
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2021 and June 30, 2021	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 32,996 shares and 26,373 shares, respectively at September 30, 2021 and 32,975 shares and 26,350 shares, respectively at June 30, 2021	66	66
Treasury shares at cost: 6,623 shares at September 30, 2021 and 6,625 shares at June 30, 2021	(66,052)	(66,064)
Additional paid-in capital	264,321	259,993
Accumulated other comprehensive income	2,229	2,315
Retained earnings	200,307	176,895
Total Alpha and Omega Semiconductor Limited shareholder's equity	400,871	373,205
Noncontrolling interest	141,119	143,120
Total equity	541,990	516,325
Total liabilities and equity	$991,678	$918,573

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2021	2020
Revenue	$187,035	$151,551
Cost of goods sold	122,468	109,028
Gross profit	64,567	42,523
Operating expenses
Research and development	17,812	14,691
Selling, general and administrative	21,806	17,505
Total operating expenses	39,618	32,196
Operating income	24,949	10,327
Interest expense and other income (loss), net	(2,192)	(549)
Income before income taxes	22,757	9,778
Income tax expense	1,320	1,011
Net income including noncontrolling interest	21,437	8,767
Net loss attributable to noncontrolling interest	(1,987)	(807)
Net income attributable to Alpha and Omega Semiconductor Limited	$23,424	$9,574
Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.89	$0.38
Diluted	$0.85	$0.36
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	26,365	25,340
Diluted	27,638	26,314

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2021	2020
Net income including noncontrolling interest	$21,437	$8,767
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(100)	5,703
Comprehensive income	21,337	14,470
Less: Noncontrolling interest	(2,001)	1,915
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$23,338	$12,555

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2020	$64	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	13	—	—	(13)	—	—	—
Withholding tax on restricted stock units	—	—	(412)	—	—	(412)	—	(412)
Share-based compensation	—	—	2,276	—	—	2,276	—	2,276
Restricted stock units settlement in connection with service	—	—	1,000	—	—	1,000	—	1,000
Net income (loss) including noncontrolling interest	—	—	—	—	9,574	9,574	(807)	8,767
Foreign currency translation adjustment	—	—	—	2,981	—	2,981	2,722	5,703
Balance, September 30, 2020	$64	$(66,171)	$248,967	$(2,146)	$128,394	$309,108	$140,114	$449,222

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	12	—	—	(12)	—	—	—
Withholding tax on restricted stock units	—	—	(174)	—	—	(174)	—	(174)
Share-based compensation	—	—	4,502	—	—	4,502	—	4,502
Net income (loss) including noncontrolling interest	—	—	—	—	23,424	23,424	(1,987)	21,437
Foreign currency translation adjustment	—	—	—	(86)	—	(86)	(14)	(100)
Balance, September 30, 2021	$66	$(66,052)	$264,321	$2,229	$200,307	$400,871	$141,119	$541,990

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income including noncontrolling interest	$21,437	$8,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,722	12,489
Share-based compensation expense	4,635	2,876
Deferred income taxes, net	638	17
Loss on disposal of property and equipment	28	47
Changes in operating assets and liabilities:
Accounts receivable	(3,528)	(13,044)
Inventories	(9,145)	(2,172)
Other current and long-term assets	(2,561)	(1,011)
Accounts payable	2,081	1,930
Income taxes payable	414	749
Accrued and other liabilities	52,886	(800)
Net cash provided by operating activities	80,607	9,848
Cash flows from investing activities
Purchases of property and equipment excluding JV Company	(16,642)	(7,944)
Purchases of property and equipment in JV Company	(8,351)	(3,393)
Government grant related to equipment	1,082	—
Net cash used in investing activities	(23,911)	(11,337)
Cash flows from financing activities
Withholding tax on restricted stock units	(174)	(412)
Proceeds from borrowings	7,550	11,300
Repayments of borrowings	(9,735)	(11,085)
Principal payments on finance leases	(4,176)	(3,989)
Net cash used in financing activities	(6,535)	(4,186)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	1,997
Net increase (decrease) in cash, cash equivalents and restricted cash	50,150	(3,678)
Cash, cash equivalents and restricted cash at beginning of period	204,813	162,704
Cash, cash equivalents and restricted cash at end of period	$254,963	$159,026

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$11,285	$6,877

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, “AOS”, “we” or “us”) design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal and portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, quick chargers, home appliances, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States of America (“USA”), Hong Kong, China, and South Korea.
Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or any other interim period. The consolidated balance sheet at June 30, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our condensed consolidated financial statements.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China (the “JV Transaction”). The Fab is being built in phases.  As of September 30, 2021, the Company owned 51%, and the Chongqing Funds owned 49% of the equity interest in the JV Company. The Joint Venture is accounted under the provisions of the consolidation guidance since the Company has controlling financial interest. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company’s assets to the Company. The JV Company has reached its targeted production in assembly and testing and completed the ramp on its Phase I of the 12-inch wafer fabrication.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has had and continues to have a negative impact on business and economic activities across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to various restrictions imposed by governments, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial products, as more consumers are staying at and working from home. While the Company has recently benefited from the increasing demand of PC related products, there is no guarantee that this trend will continue, and such increasing demand may

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
discontinue or decline as government authorities relax and terminate COVID-19 related restrictions and consumer behaviors change. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures; the continuing disruption of global supply chain affecting the semiconductor industry; and the impact of the pandemic on the global economy and demand for consumer products.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and long-term operating lease liabilities on the Company's condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and long-term finance leases liabilities on the condensed consolidated balance sheets.

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

The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company’s products. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the condensed consolidated balance sheets.

The Company’s performance obligations relate to contracts with a duration of less than one year. The Company elected to apply the practical expedient provided in ASC 606, “Revenue from Contracts with Customers”. Therefore, the Company is not

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Share-based Compensation Expense

The Company maintains an equity-settled, share-based compensation plan to grant restricted share units and stock options. The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period. The Employee Share Purchase Plan (the “ESPP”) is accounted for at fair value on the date of grant using the Black-Scholes option valuation model.
Restricted Cash

As a condition of certain loan agreement, the Company is required to keep a compensating balance at the issuing bank (see Note 5). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s condensed consolidated balance sheets. As of September 30, 2021 and June 30, 2021, the amount of restricted cash was $2.5 million and $2.4 million, respectively.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three months ended September 30, 2021, the Company reduced the carrying value of property, plant and equipment by $1.1 million. During the three months ended September 30, 2020, the Company reduced interest expense by $0.8 million, and operating expenses by $1.9 million, respectively.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred during the March and June 2020 quarters. These factors included continued operating losses, a decrease in the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of June 30, 2020. Some of the more significant assumptions used in the estimated future cash flows involve net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, long-term growth rates that appropriately reflect the risks inherent in the future cash flow stream and terminal value. The Company selected the assumptions used in the financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Therefore, the Company concluded that the carrying amount of the long-lived assets is recoverable as of June 30, 2021.

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
Recently Adopted Accounting Standards
In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 had no material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The Company adopted ASU 2019-12 as of July 1, 2021. ASU 2019-12 had no material impact on the Company's consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$23,424	$9,574

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,365	25,340
Diluted:
Weighted average number of common shares used to compute basic net income per share	26,365	25,340
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,273	974
Weighted average number of common shares used to compute diluted net income per share	27,638	26,314
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.89	$0.38
Diluted	$0.85	$0.36
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Employee stock options and RSUs	510	124
ESPP	33	233
Total potential dilutive securities	543	357

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
Percentage of revenue	2021	2020
Customer A	27.4%	28.8%
Customer B	36.6%	33.1%

	September 30, 2021	June 30, 2021
Percentage of accounts receivable
Customer A	16.0%	12.4%
Customer B	17.3%	22.1%
Customer C	18.2%	21.9%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Balance Sheet Components
Accounts receivable, net:

	September 30, 2021	June 30, 2021
	(in thousands)
Accounts receivable	$53,017	$48,234
Less: Allowance for price adjustments	(13,670)	(12,415)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$39,317	$35,789

Inventories:

	September 30, 2021	June 30, 2021
	(in thousands)
Raw materials	$71,881	$68,900
Work in-process	72,969	68,824
Finished goods	18,587	16,569
	$163,437	$154,293

Other current assets:

	September 30, 2021	June 30, 2021
	(in thousands)
VAT receivable	$2,542	$1,539
Other prepaid expenses	2,768	1,465
Prepaid insurance	3,453	2,615
Prepaid maintenance	2,251	1,670
Prepayment to supplier	1,434	2,540
Prepaid income tax	2,233	2,221
Interest receivable	2,206	2,207
Customs deposit	561	270
Other receivables	70	68
	$17,518	$14,595

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2021	June 30, 2021
	(in thousands)
Land	$4,877	$4,877
Building	71,576	71,454
Manufacturing machinery and equipment	519,732	515,320
Equipment and tooling	27,500	27,017
Computer equipment and software	41,949	41,518
Office furniture and equipment	3,941	3,814
Leasehold improvements	75,178	74,733
Land use rights	9,317	9,319
	754,070	748,052
Less: accumulated depreciation	(360,510)	(348,749)
	393,560	399,303
Equipment and construction in progress	47,719	37,674
Property, plant and equipment, net	$441,279	$436,977

Intangible assets, net:

	September 30, 2021	June 30, 2021
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(7,154)	(6,314)
	12,301	13,141
Goodwill	269	269
Intangible assets, net	$12,570	$13,410

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2022 (Remaining)	$2,520
2023	3,286
2024	3,249
2025	3,246
$12,301

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	September 30, 2021	June 30, 2021
	(in thousands)
Prepayments for property and equipment	$20,099	$14,882
Investment in a privately held company	100	100
Customs deposit	1,146	1,120
Other long-term deposits	926	927
Office leases deposits	1,022	1,100
Other	648	740
	$23,941	$18,869
Accrued liabilities:

	September 30, 2021	June 30, 2021
	(in thousands)
Accrued compensation and benefits	$43,775	$32,756
Warranty accrual	2,824	2,795
Stock rotation accrual	3,782	3,917
Accrued professional fees	3,467	3,017
Accrued inventory	1,204	1,138
Accrued facilities related expenses	2,751	2,536
Accrued property, plant and equipment	8,473	8,688
Other accrued expenses	6,524	6,793
Customer deposit	17,137	7,139
ESPP payable	2,270	715
	$92,207	$69,494
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$2,795	$709
Additions	139	71
Utilization	(110)	(73)
Ending balance	$2,824	$707
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$3,917	$3,358
Additions	701	3,016
Utilization	(836)	(2,631)
Ending balance	$3,782	$3,743

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term liabilities:

	September 30, 2021	June 30, 2021
	(in thousands)
Deferred payroll taxes	$1,219	$1,219
Customer deposits	72,592	42,000
Other	454	904
Other long-term liabilities	$74,265	$44,123

Customer deposits are payments received from customers for securing future product shipments. As of September 30, 2021, $57.0 million were from Customer A and Customer B, and $15.6 million were from other customers. As of June 30, 2021, $42.0 million were from Customer A and Customer B.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Bank Borrowings

Short-term borrowings

On June 29, 2021, the JV Company entered into a one-year loan agreement with China CITIC Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter commencing on September 20, 2021, and the entire principal is due on June 29, 2022. As of September 30, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of Chinese Renminbi (“RMB” 100 million. The borrowing can be in RMB or U.S. Dollar (“USD”). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% per annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. On June 16, 2021 and June 24, 2021, the JV Company borrowed $4.2 million and $3.5 million at interest rate of 2.7% per annum, and repaid in full during the quarter ended September 30, 2021. On August 17, 2021 and September 22, 2021, the JV Company also borrowed $4.2 million and $3.4 million at interest rate of 2.7% per annum, with principal due on November 9, 2021 and December 12, 2021, respectively. As of September 30, 2021, the total outstanding balance of these loans was $15.3 million.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate (“LPR”) plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of September 30, 2021, the outstanding balance of this loan was $7.7 million.

On October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. As of September 30, 2021, there was no outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. As of September 30, 2021, there was no outstanding balance under the loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2021, the Borrower was in compliance with these covenants. As of September 30, 2021, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Credit Facilities

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of September 30, 2021, the outstanding balance of the Lease Financing of 163.0 million RMB (equivalent of $25.2 million based on the currency exchange rate as of September 30, 2021) was recorded under short-term and long-term finance lease liabilities on balance sheets and summarized in the future minimum lease payment table for finance lease liabilities in Note 6.

Long-term debt

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain. As of September 30, 2021, there was no outstanding balance under the loan.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, the “Banks”) in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $111.7 million as of September 30, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on the LPR plus 1.3%. The JV Company drew down RMB 250.0 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of September 30, 2021, the outstanding balance of the loan was $34.1 million.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $111.7 million as of September 30, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of September 30, 2021, the outstanding balance of the loan was $19.2 million.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200.0 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190.0 million and RMB 10.0 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company with a carrying value of $88.1 million as of September 30, 2021. As a condition of the loan arrangement, 14.0 million RMB (approximately $2.0

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of September 30, 2021, the outstanding balance of the loan was 184.0 million RMB (equivalent of $28.5 million based on the currency exchange rate as of September 30, 2021).

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2021. As of September 30, 2021, the outstanding balance of the term loan was $14.8 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2021. As of September 30, 2021, the outstanding balance of the term loan was $7.5 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2022 (Remaining)			$56,278
2023			38,440
2024			24,335
2025			15,715
Total principal			134,768
Less: debt issuance costs			(822)
Total principal, less debt issuance costs			$133,946

	Short-term Debt	Long-term Debt	Total
Principal amount	$58,359	$76,409	$134,768
Less: debt issuance costs	(404)	(418)	(822)
Total debt, less debt issuance costs	$57,955	$75,991	$133,946

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the condensed consolidated balance sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China. See Note 5 - Bank Borrowings for details. The Company does not record leases on the condensed consolidated balance sheets with a term of one year or less.

The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating leases:
Fixed rent expense	$1,801	$1,688
Variable rent expense	298	203
Finance lease:
Amortization of equipment	468	559
Interest	410	615
Short-term leases
Short-term lease expenses	54	58
Total lease expenses	$3,031	$3,123

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2021	June 30, 2021
Operating Leases:
ROU assets associated with operating leases	$33,437	$34,660
Finance Lease:
Property, plant and equipment, gross	$114,389	$114,404
Accumulated depreciation	(96,809)	(96,470)
Property, plant and equipment, net	$17,580	$17,934

Weighted average remaining lease term (in years)
Operating leases	8.30	8.44
Finance lease	1.47	1.72

Weighted average discount rate
Operating leases	4.68%	4.67%
Finance lease	5.46%	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,811	$1,642
Operating cash flows from finance lease	$410	$615
Financing cash flows from finance lease	$4,176	$3,989

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$164	$137

Future minimum lease payments are as follows as of September 30, 2021 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2022	$5,481	$13,413
2023	6,132	13,050
2024	4,729	—
2025	3,765	—
2026	3,743	—
Thereafter	18,849	—
Total minimum lease payments	42,699	26,463
Less amount representing interest	(7,820)	(1,225)
Total lease liabilities	$34,879	$25,238

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Shareholders' Equity and Share-based Compensation
Share Repurchase

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company’s share-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.

During the three months ended September 30, 2021, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 161,145 shares with a weighted average repurchase price of $10.13 per share, were reissued at an average price of $5.19 per share pursuant to option exercises and vested restricted share units (“RSU”). As of September 30, 2021, approximately $13.4 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the three months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	52,500	$27.38
Vested	(28,853)	$16.48
Forfeited	(25,125)	$22.29
Nonvested at September 30, 2021	1,052,046	$22.01	1.56	$33,002,683

Market-based Restricted Stock Units (“MSU”)

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $0.4 million and $0.2 million of expenses for MSUs during the three months ended September 30, 2021 and 2020, respectively.

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million and $0.4 million of expense for these PRSUs during the three months ended September 30, 2021 and 2020, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the condensed consolidated balance sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the condensed consolidated statements of operations. As of September 30, 2021 and June 30, 2021, the Company recorded $0.2 million and $0.1 million such expenses in the other current liabilities, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded $0.1 million and $0.6 million such non-cash compensation expense, respectively. As of September 30, 2021, the Company granted RSUs valued at $3.6 million to participants, which were fully vested due to achievement of certain objective measures.
The following table summarizes the Company’s PRSUs activities for the three months ended September 30, 2021:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Forfeited	(250)	$16.22
Nonvested at September 31, 2021	353,574	$22.69	1.48	$11,091,616
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2021 and 2020. The following table summarizes the Company's stock option activities for the three months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2021	487,875	$7.99	2.32	$10,928,653
Outstanding at September 30, 2021	487,875	$7.99	2.07	$11,406,770
Options vested and expected to vest	487,875	$7.99	2.07	$11,406,770
Exercisable at September 30, 2021	487,875	$7.99	2.07	$11,406,770

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months End September 30,
2021
Volatility rate	68.5%
Risk-free interest rate	0.1%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
The total share-based compensation expense recognized in the condensed consolidated statements of operations for the periods presented was as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Cost of goods sold	$569	$385
Research and development	1,043	1,080
Selling, general and administrative	3,023	1,411
	$4,635	$2,876

As of September 30, 2021, total unrecognized compensation cost under the Company's equity plans was $24.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

8. Income Taxes

The Company recognized income tax expense of approximately $1.3 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense of $1.3 million for the three months ended September 30, 2021 included a $0.09 million discrete tax expense. The income tax expense of $1.0 million for the three months ended September 30, 2020 included a $0.03 million discrete tax benefit. Excluding the discrete income tax items, the effective tax rate for the three months ended September 30, 2021 and 2020 was 5.4% and 10.7%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $22.8 million for the three months ended September 30, 2021 as compared to a pretax book income of $9.8 million for the three months ended September 30, 2020.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2021 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2021 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2021, the gross amount of unrecognized tax benefits was approximately $7.7 million, of which $4.7 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through September 2021. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Segment and Geographic Information

The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company’s Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company’s distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Hong Kong	$148,655	$125,508
China	32,840	23,263
South Korea	2,854	1,174
United States	2,305	1,456
Other countries	381	150
	$187,035	$151,551

During the three months ended September 30, 2021, the Company corrected an immaterial error to reduce revenues in Hong Kong by $1.1 million, to increase the revenues in China and South Korea by $54,000 and $1.0 million, respectively, for the three months ended September 30, 2020.

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Power discrete	$130,688	$119,375
Power IC	52,330	29,455
Packaging and testing services	4,017	2,721
	$187,035	$151,551

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2021	June 30, 2021
	(in thousands)
China	$353,844	$350,387
United States	118,160	118,756
Other countries	2,712	2,494
	$474,716	$471,637

10. Commitments and Contingencies
Purchase Commitments
As of September 30, 2021 and June 30, 2021, the Company had approximately $86.7 million and $81.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of September 30, 2021 and June 30, 2021, the Company had approximately $128.2 million and $90.0 million, primarily for the Jireh and JV Company, respectively, of capital commitments for the purchase of property and equipment.
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
In December 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019.  The Company is currently working with DOC to resolve this issue.  Given the case is in still ongoing and neither DOJ nor DOC have provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter.  In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.

On March 19, 2020, Darryl Gray, a stockholder of the Company (the “Plaintiff”), filed a putative class action complaint in the United States District Court for the Southern District of New York (the “Gray Action”), alleging that the Company and its management members made material misstatements or omissions regarding the Company’s business and operations, including its export control practices relating to business transactions with Huawei and its affiliate. The Gray Action asserts claims under Section 10(b) of the Exchange Act against the Company, its Chief Executive Officer and Chief Financial Officer (collectively, the “Defendants”), as well as claims under Section 20(a) of the Exchange Act against the Chief Executive Officer and Chief

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Officer. Among other remedies, the Gray Action seeks to recover compensatory and other damages as well as attorney’s fees and costs.

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within forty-five days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. On October 27, 2020, the Defendants moved to dismiss the action in its entirety. Plaintiff filed his opposition on December 11, 2020 and Defendants filed their reply brief on January 25, 2021. On September 27, 2021, the Court entered an opinion and order granting Defendants’ motion and dismissing the amended complaint in its entirety. In so doing, the Court found, among other things, that Plaintiff failed adequately to allege that any of AOS’s indirect sales to Huawei were illegal, and therefore none of the Company’s statements regarding its positive performance or its efforts to contend with a difficult geopolitical climate and trade tensions could plausibly be seen as “inaccurate, incomplete, or misleading.” The Court’s order allowed Plaintiff an opportunity to file a second amended complaint by October 27, 2021, attempting to cure the various deficiencies, barring which the matter would be dismissed with prejudice. As of that date, however, no such filing was made and the Company anticipates that the matter will be dismissed with prejudice.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2021 and June 30, 2021.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on August 30, 2021.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,400 products, and has grown significantly with the introduction of over 160 new products in the fiscal years ended June 30, 2021 and 2020, respectively, and 200 new products in the fiscal year ended June 30, 2019, respectively. During the three months ended September 30, 2021, we introduced an additional 17 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 870 patents and 56 patent applications in the United States as of September 30, 2021. We also have a total of 907 foreign patents, which were based primarily on our research and development efforts through September 30, 2021. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal and portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, game consoles, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

We operate a power semiconductor packaging, testing and wafer fabrication facility in the Liangjiang New Area of Chongqing, China through our joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”). We currently own 51%, and the Chongqing Funds own 49%, of the equity interest in the JV Company. While the JV Company is our consolidated subsidiary for purpose of financial reporting, it operates as an independent and separate legal entity. As a result, the JV Company’s assets and liabilities are segregated from our company's assets and liabilities. For example, the JV Company incurs debt through its own financing and bank loan agreements, and our parent company and other subsidiaries are not parties to these agreements and do not provide any guarantee or security for the JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. As part of our strategic plan, we formed the JV Company to fulfill growing customer demand. The JV Company has reached its targeted production of assembly and testing, and has ramped up its Phase I target run rate of the 12-inch wafer fabrication in the quarter ended September 30, 2021. During the three months ended September 30, 2021, we recorded $2.0 million in net loss attributable to the noncontrolling interest in the JV Company. The additional capacity at the JV Company contributed significantly to meeting the increasing demand for our products. However, the financial performance of the JV Company is affected by various factors, including the impact of the global COVID-19 pandemic and related economic downturn, intensified geopolitical tensions between China and U.S., logistical difficulties, the JV Company’s ability to obtain financing and other risk factors beyond our control. We will continue to monitor and evaluate market conditions closely and react quickly to the changing environment as necessary to achieve an optimal production level at the JV Company. In addition, the JV Company is currently pursuing various financing options to fund its future expansion and repay its debt obligations, and there is no guarantee that the JV Company will be able obtain such financing with favorable terms, or at all. We expect the joint venture to provide important capacity to support our future growth, enhance our market positions in China, and drive improvements in capital expenditures.

During the fiscal quarter ended September 30, 2021, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high quarterly revenue of $187.0 million for the three months ended September 30, 2021, a 23.4% growth compared to the same quarter last year.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions, including “stay-at-home” orders, we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have recently benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel, and these measures may result in difficulties and logistical challenges in our business operations.

Since the start of the second quarter of 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches. The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the disruption of global supply chain; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our business operations and financial expenditures in response to continued uncertainty.

Other Factors affecting our performance

In addition to the COVID-19 pandemic and related events as described above, our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. For example, because a significant amount of our revenue is derived from sales of products in the personal computing (“PC”) markets, such as notebooks, motherboards and notebook battery packs, a substantial decline or downturn in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we recently have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

Manufacturing costs and capacity availability:  Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities, our Oregon fab and our Chongqing fabrication facility operated by the JV Company. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. We also rely on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us if our control over the JV Company’s operation is diminished. Our control may be reduced if the JV Company completes an equity financing or/and issues more shares that dilute our equity interests in the JV Company, or if the management of the JV Company operates more independently without our supervision.

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

Product introductions and customers’ product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. If we were to fail to introduce new products on a timely basis that meet customers’ specifications and performance requirements, particularly those products with major OEM customers, and continue to expand our serviceable markets, then we would lose market share and our financial performance would be adversely affected. We believe that the JV Transaction will increase and diversify our customer base, particularly in China, in the long term. However, the ramp-activities and production schedule of our JV Company have been impacted by the COVID-19 pandemic and related events, as discussed above. Even if we are able to ramp up the operation of the JV Company timely, we may not be successful in acquiring or maintaining a sufficient number of new customers to offset additional costs due to various factors, including but are not limited to, competition from other semiconductor companies in the region, our lack of history and prior relationships with customers as a new entrant, difficulties in executing our joint venture strategies and the general economic conditions in Chongqing and China.

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

Regulatory Matters: As previously disclosed, the DOJ commenced an investigation into our compliance with export control regulations relating to business transactions with Huawei, which were added to the “Entity List” by the DOC in May 2019. We continue to cooperate fully with federal authorities in the investigation. We have continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ. However, DOJ and DOC have not provided us any clear or definitive response regarding the timeline of the investigation and potential resolutions or outcome. In the meantime, we continue to incur significant costs and expenses, including legal and professional fees, in connection with the government investigation, which may reduce our profitability and operating margin.
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

Our product revenue is reported net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers (“ODMs”) or original equipment manufacturers (“OEMs”), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In these situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.
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

The company is not currently subject to the Base Erosion and Anti-Abuse ( BEAT) tax , which is a tax imposed on certain entities who make payments to their non US affiliates, where such payments reduce the US tax base . The BEAT tax is imposed at a rate of 10% on Adjusted Taxable Income, excluding certain payments to foreign related entities. It is an incremental tax over and above the corporate income tax and is recorded as a period cost. It is possible that this tax could be applicable in future periods, which would cause an increase to the effective tax rate and cash taxes.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three months ended September 30, 2021 and 2020. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(% of revenue)
Revenue	$187,035	$151,551	100.0%	100.0%
Cost of goods sold	122,468	109,028	65.5%	71.9%
Gross profit	64,567	42,523	34.5%	28.1%
Operating expenses
Research and development	17,812	14,691	9.5%	9.7%
Selling, general and administrative	21,806	17,505	11.7%	11.6%
Total operating expenses	39,618	32,196	21.2%	21.3%
Operating income	24,949	10,327	13.3%	6.8%
Interest expense and other income (loss), net	(2,192)	(549)	(1.3)%	(0.3)%
Income before income taxes	22,757	9,778	12.0%	6.5%
Income tax expense	1,320	1,011	0.7%	0.7%
Net income including noncontrolling interest	21,437	8,767	11.3%	5.8%
Net loss attributable to noncontrolling interest	(1,987)	(807)	(1.1)%	(0.5)%
Net income attributable to Alpha and Omega Semiconductor Limited	$23,424	$9,574	12.4%	6.3%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(% of revenue)
Cost of goods sold	$569	$385	0.3%	0.3%
Research and development	1,043	1,080	0.6%	0.7%
Selling, general and administrative	3,023	1,411	1.6%	0.9%
Total	$4,635	$2,876	2.5%	1.9%

Three Months Ended September 30, 2021 and 2020
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$130,688	$119,375	$11,313	9.5%
Power IC	52,330	29,455	22,875	77.7%
Packaging and testing services	4,017	2,721	1,296	47.6%
	$187,035	$151,551	$35,484	23.4%

Total revenue was $187.0 million for the three months ended September 30, 2021, an increase of $35.5 million, or 23.4%, as compared to $151.6 million for the same quarter last year. The increase was primarily due to an increase of $11.3 million and $22.9 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 39.7% increase in unit shipments, partially offset by an 8.4% decrease in average selling price as compared to same quarter last year due to a shift in product mix. The increase in revenue of packaging and testing services for the three months ended September 30, 2021, as compared to same quarter last year, was primarily due to increased demand.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$122,468	$109,028	$13,440	12.3%
Percentage of revenue	65.5%	71.9%
Gross profit	$64,567	$42,523	$22,044	51.8%
Percentage of revenue	34.5%	28.1%

Cost of goods sold was $122.5 million for the three months ended September 30, 2021, an increase of $13.4 million, or 12.3%, as compared to $109.0 million for the same quarter last year. The increase was primarily due to 23.4% increase in revenue. Gross margin increased by 6.4 percentage points to 34.5% for the three months ended September 30, 2021, as compared to 28.1% for the same quarter last year. Our JV Company continued its ramp during the three months ended September 30, 2021, which resulted in an increase in the capacity utilization and contributed to the increase in gross margin during the three months ended September 30, 2021.

Research and development expenses

Three Months Ended September 30,
2021	2020	Change
(in thousands)		(in thousands)	(in percentage)
$17,812	$14,691	$3,121	21.2%
Research and development expenses were $17.8 million for the three months ended September 30, 2021, an increase of $3.1 million, or 21.2%, as compared to $14.7 million for the same quarter last year. The increase was primarily attributable to a $2.7 million increase in employee compensation and benefits expense mainly due to higher bonuses accrual, a $0.2 million increase in product prototyping engineering expense as a result of increased engineering activities, and a $0.1 million increase in depreciation expenses during the current quarter.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$21,806	$17,505	$4,301	24.6%

Selling, general and administrative expenses were $21.8 million for the three months ended September 30, 2021, an increase of $4.3 million, or 24.6%, as compared to $17.5 million for the same quarter last year. The increase was primarily attributable to a $4.2 million increase in employee compensation and benefits expenses mainly due to higher bonus expenses accrual and increased business insurance expenses, as well as $1.6 million increase in share-based compensation expense due to higher stock rewards price. The increase was partially offset by a $0.7 million decrease in legal expense related to the government investigation, a $0.2 million decrease in marketing demo and trade shows costs as a result of the COVID-19 pandemic, and a $0.5 million decrease in audit and tax consulting fees during the current quarter.
Interest expense and other income (loss), net

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(2,192)	$(549)	$(1,643)	299.3%

Interest expense was primarily related to bank borrowings. Interest expense increased by $0.5 million during the three months ended September 30, 2021 as compared to the same period last year was primarily due to an increase in bank borrowings, as well as an interest refund from the Chinese government in the JV Company in the same period last year.
Interest income and others were primarily related to interest earned from cash and cash equivalents, as well as foreign exchange gains (losses). Interest income and others, net decreased by $1.1 million during the three months ended September 30, 2021 as compared to the same period last year was primarily due to lower foreign currency exchange gains as a result of the depreciation of RMB against USD.
Income tax expense

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,320	$1,011	$309	30.6%

The Company recognized income tax expense of approximately $1.3 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense of $1.3 million for the three months ended September 30,

2021 included a $.09 million discrete tax expense. The income tax expense of $1.0 million for the three months ended September 30, 2020 included a $0.03 million discrete tax benefit. Excluding the discrete income tax items, the effective tax rate for the three months ended September 30, 2021 and 2020 was 5.4% and 10.7%, respectively. The changes in the effective tax rate and tax expense between the periods resulted primarily from the Company reporting pretax book income of $22.8 million for the three months ended September 30, 2021 as compared to a pretax book income of $9.8 million for the three months ended September 30, 2020.
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
On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain. As of September 30, 2021, there was no outstanding balance under the loan.
On October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. As of September 30, 2021, there was no outstanding balance under the loan.
On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. As of September 30, 2021, there was no outstanding balance under the loan.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited ("HSBC"), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2021, the Borrower was in compliance with these covenants. As of September 30, 2021, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On May 1, 2018, Jireh Semiconductor Incorporated ("Jireh"), a wholly-owned subsidiary of the Company, entered into a loan agreement with a financial institution (the "Bank") that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2021. As of September 30, 2021, the outstanding balance of the term loan was $14.8 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company's fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2021. As of September 30, 2021, the outstanding balance of the term loan was $7.5 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders’ equity. We did not repurchase any shares pursuant to the Repurchase Plan during the three months ended September 30, 2021. Since the inception of the program, we repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of September 30, 2021, of the 6,784,648 repurchased shares, 161,145 shares with a weighted average repurchase price of $10.13 per share, were reissued at an average price of $5.19 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of September 30, 2021.

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

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of September 30, 2021, the outstanding balance of the Lease Financing of 163.0 million RMB (equivalent of $25.2 million based on the currency exchange rate as of September 30, 2021) was recorded under short-term and long-term finance lease liabilities.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200.0 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190.0 million and RMB 10.0 million in March 2019 and December 2019, respectively. The loan withdraw window expired on February 28, 2020. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company with a carrying value of $88.1 million as of September 30, 2021. As a condition of the loan arrangement, RMB 14.0 million (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of September 30, 2021, the outstanding balance of the loan was RMB 184.0 million (equivalent of $28.5 million based on the currency exchange rate as of September 30, 2021).

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $111.7 million as of September 30, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of September 30, 2021, the outstanding balance of the loan was $19.2 million.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, the “Banks”) in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $111.7 million as of September 30, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on the LPR plus 1.3%. The JV Company drew down RMB 250.0 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of September 30, 2021, the outstanding balance of the loan was $34.1 million.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate (“LPR”) plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of September 30, 2021, the outstanding balance of this loan was $7.7 million.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of RMB 100 million. The borrowing can be in RMB or U.S. Dollar (“USD”). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% per annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. On June 16, 2021 and June 24, 2021, the JV Company borrowed $4.2 million and $3.5 million at interest rate of 2.7% per annum, and repaid in full during the quarter ended September 30, 2021. On August 17, 2021 and September 22, 2021, the JV Company also borrowed $4.2 million and $3.4 million at interest rate of 2.7% per annum, with principal due on November 9, 2021 and December 12, 2021, respectively. As of September 30, 2021, the total outstanding balance of these loans was $15.3 million.

On June 29, 2021, the JV Company entered into a P1Y-year loan agreement with China CITIC Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter commencing on September 20, 2021, and the entire principal is due on June 29, 2022. As of September 30, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum.
Cash, cash equivalents and restricted cash
As of September 30, 2021 and June 30, 2021, we had $255.0 million and $204.8 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $255.0 million and $204.8 million cash, cash equivalents and restricted cash, $225.8 million and $134.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$80,607	$9,848
Net cash used in investing activities	(23,911)	(11,337)
Net cash used in financing activities	(6,535)	(4,186)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	1,997
Net increase (decrease) in cash, cash equivalents and restricted cash	$50,150	$(3,678)

Cash flows from operating activities

Net cash provided by operating activities of $80.6 million for the three months ended September 30, 2021 resulted primarily from net income of $21.4 million and non-cash expenses of $19.0 million, partially offset by net changes in assets and liabilities using cash of $40.1 million. The non-cash expenses of $19.0 million primarily included $13.7 million of depreciation and amortization expenses, $4.6 million of share-based compensation expense, and $0.7 million of deferred income taxes. The net changes in assets and liabilities of $40.1 million were primarily due to a $52.9 million increase in accrued and other liabilities, a $2.1 million increase in accounts payable due to timing of payments, and a $0.4 million increase in income taxes payable, partially offset by a $3.5 million increase in accounts receivable as a result of higher revenue, a $9.1 million increase in inventories due to a continued ramp of the JV Company, and a $2.6 million increase in other current and long-term assets due to increase in advance payments to suppliers.
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
Cash flows from investing activities
Net cash used in investing activities of $23.9 million for the three months ended September 30, 2021 was primarily attributable to purchases of property and equipment of $8.4 million for the JV Company and purchases of property and equipment of $16.6 million for other than the JV Company, net of government grants of $1.1 million.

Net cash used in investing activities of $11.3 million for the three months ended September 30, 2020 was primarily attributable to $11.3 million purchases of property and equipment, including $3.4 million purchased by the JV Company.
Cash flows from financing activities

Net cash used in financing activities of $6.5 million for the three months ended September 30, 2021 was primarily attributable to $9.7 million in repayments of borrowings, $4.2 million in payment of finance lease obligations, and $0.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $7.6 million proceeds from borrowings.

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
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on August 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the DOJ commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the DOC in May 2019. The Company is cooperating fully with federal authorities in the investigation. The Company has continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ, and DOJ has not provided the Company with any specific timeline or indication as to when the investigation will be concluded or resolved. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company continues to work with DOC to resolve this issue and requested DOC to grant permission to reinstate the Company’s shipments to Huawei. As part of this process and in response to DOC’s request, the Company provided certain documents and materials relating to the Company’s supply chain and shipment process to DOC, and DOC is currently reviewing this matter. DOC has not informed the Company of any specific timeline or schedule under which DOC will provide a response to the Company’s request.

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

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within 45 days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. On October 27, 2020, the Defendants moved to dismiss the action in its entirety. Plaintiff filed his opposition on December 11, 2020 and Defendants filed their reply brief on January 25, 2021. On September 27, 2021, the Court entered an opinion and order granting Defendants’ motion and dismissing the amended complaint in its entirety. In so doing, the Court found, among other things, that Plaintiff failed adequately to allege that any of AOS’s indirect sales to Huawei were illegal, and therefore none of the Company’s statements regarding its positive performance or its efforts to contend with a difficult geopolitical climate and trade tensions could plausibly be seen as “inaccurate, incomplete, or misleading.” The Court’s order allowed Plaintiff an opportunity to file a second amended complaint by October 27, 2021, attempting to cure the various deficiencies, barring which the matter would be dismissed with prejudice. As of that date, however, no such filing was made and the Company anticipates that the matter will be dismissed with prejudice.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on August 30, 2021, contains risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Disruptions, damages or destructions to our manufacturing facilities, machinery and equipment may materially and adversely affect our business operations

The success of our business depends on the continuing operations of our Oregon fab and our Chongqing fabrication facility operated by the JV Company. The operations of our fabrication facilities may be affected by various factors, including: (i) fire, flood or power failure at our production facilities or the buildings adjacent to our production sites; (ii) breakdown of machinery and equipment at our production facilities; or (iii) scheduled maintenance of our machinery and equipment. The occurrence of any unanticipated or prolonged disruptions, damage or destruction to our production facilities and machinery and equipment may affect our ability to produce and deliver products to our customers in a timely manner, which may adversely affect our business operation and financial results.

Our operations at our Chongqing fabrication facility operated by the JV Company are subject to operational risks, including but not limited to disruption of water or power supply and breakdown or malfunction of our machinery, which could result in delay, temporary suspension, permanent, partial or complete shut-downs of our production. For example, the recent electric power shortage in China prompted some local government to impose rationing of power supply that may result in factory shutdown due lack of continuous supply of electrical power. Additionally, local governments in certain provinces in China have raised prices or extended peak-demand periods during which prices are higher to address the issue and others have announced plans to do so in the future, which could increase the cost of power supplies.

Although our Chongqing fabrication facility has not experienced significant power supply disruption and is currently not subject to rationing of power supply, we cannot assure you that the government authorities will not enforce power restriction or shutdowns on the facility in the future. In the event that we become subject to such restrictions, we may be required to suspend or cease the production activities which may adversely affect our production schedule and the ability to fulfill the customer’s orders which in turn, adversely affect our business and financial condition. In addition, as a result of disruption to our operations, our production volume and the utilization rate of our production plants may be affected, which may result in a drop in our gross profit margin and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended September 30, 2021, we did not repurchase any shares under the Repurchase Program. As of September 30, 2021, approximately $13.4 million remained available under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Amended and Restated Director Compensation Policy
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2021

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)