Form 10-Q
period 2021-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2022-02-09
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 28, 2021: 26,707,43025,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2021

PART I. FINANCIAL INFORMATION

Deconsolidation of the Joint Venture ("the JV Company") effective December 2, 2021

As fully discussed in Notes 1 and 2 to the unaudited Condensed Consolidated Financial Statements provided herein, effective December 2, 2021, Alpha and Omega Semiconductor ("AOS" or the “Company”) deconsolidated the Joint Venture ("the JV Company") due to the reduction of AOS's percentage of equity interest in the JV Company to below 50%. Prior to that date, the JV Company was a majority-owned and consolidated subsidiary of the Company. On December 2, 2021, AOS’s equity ownership percentage of the JV Company decreased to below 50% as a result of a sale by the Company of its equity interest in the JV Company to a third-party investor. Also, the Company’s right to designate directors on the board of the JV Company was modified to three (3) out of seven (7) directors, instead of four (4) directors prior to the transaction. These, among other factors discussed in Note 1, resulted in a loss of control of the JV Company under generally accepted accounting principles. Accordingly, since December 2, 2021, AOS has accounted for its investment in the JV Company using the equity method of accounting.

AOS’s audited Consolidated Balance Sheet at June 30, 2021 included the JV Company’s assets and liabilities, after intercompany eliminations. However, the JV Company's assets and liabilities were not included in AOS’s unaudited Consolidated Balance Sheet at December 31, 2021 due to the deconsolidation of the JV Company on December 2, 2021.

AOS’s unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2021 included the JV Company's results of operations for the period through December 1, 2021, the day immediately preceding the deconsolidation. For the three and six months ended December 31, 2020, AOS's unaudited consolidated results included the JV Company's results for the full periods presented.
Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of the JV Company on a one quarter lag. Therefore, the Company’s share of earnings or losses of the JV Company for the period from December 2, 2021 to December 31, 2021 has not been recorded in the Consolidated Statement of Operations for the three and six months ended December 31, 2021. Such equity earnings or losses will be recorded in the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2022.

1

ITEM 1. FINANCIAL STATEMENTS

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$269,306	$202,412
Restricted cash	314	233
Accounts receivable, net	31,661	35,789
Other receivable, equity investee	25,030	—
Inventories	129,084	154,293
Other current assets	11,312	14,595
Total current assets	466,707	407,322
Property, plant and equipment, net	196,743	436,977
Operating lease right-of-use assets, net	22,263	34,660
Intangible assets, net	11,730	13,410
Equity method investment	376,061	—
Deferred income tax assets	440	5,167
Restricted cash - long-term	—	2,168
Other long-term assets	37,931	18,869
Total assets	$1,111,875	$918,573
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,175	$80,699
Accrued liabilities	95,212	69,494
Income taxes payable	7,337	2,604
Short-term debt	8,960	58,030
Finance lease liabilities	—	16,724
Operating lease liabilities	4,293	5,679
Total current liabilities	177,977	233,230
Long-term debt	13,707	77,990
Income taxes payable - long-term	1,345	1,319
Deferred income tax liabilities	27,742	2,448
Finance lease liabilities - long-term	—	12,698
Operating lease liabilities - long-term	19,430	30,440
Other long-term liabilities	77,684	44,123
Total liabilities	317,885	402,248
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at December 31, 2021 and June 30, 2021	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 33,329 shares and 26,706 shares, respectively at December 31, 2021 and 32,975 shares and 26,350 shares, respectively at June 30, 2021	67	66
Treasury shares at cost: 6,623 shares at December 31, 2021 and 6,625 shares at June 30, 2021	(66,046)	(66,064)
Additional paid-in capital	275,410	259,993
Accumulated other comprehensive income	1,260	2,315
Retained earnings	583,299	176,895
Total Alpha and Omega Semiconductor Limited shareholder's equity	793,990	373,205
Noncontrolling interest	—	143,120
Total equity	793,990	516,325
Total liabilities and equity	$1,111,875	$918,573

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue	$193,319	$158,830	$380,354	$310,381
Cost of goods sold	124,954	110,081	247,422	219,109
Gross profit	68,365	48,749	132,932	91,272
Operating expenses
Research and development	16,516	15,423	34,328	30,114
Selling, general and administrative	24,132	19,736	45,938	37,241
Total operating expenses	40,648	35,159	80,266	67,355
Operating income	27,717	13,590	52,666	23,917
Interest expense and other income (loss), net	(68)	(381)	(2,260)	(930)
Gain on deconsolidation of the JV Company	399,093	—	399,093	—
Loss on changes of equity interest in the JV Company, net	(7,641)	—	(7,641)	—
Net income before income taxes	419,101	13,209	441,858	22,987

Income tax expense	34,096	669	35,416	1,680
Net income	385,005	12,540	406,442	21,307
Net gain (loss) attributable to noncontrolling interest	2,007	(363)	20	(1,170)
Net income attributable to Alpha and Omega Semiconductor Limited	$382,998	$12,903	$406,422	$22,477

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$14.40	$0.50	$15.35	$0.88
Diluted	$13.54	$0.47	$14.53	$0.84
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	26,593	25,672	26,479	25,506
Diluted	28,287	27,353	27,963	26,834

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income including noncontrolling interest	$385,005	$12,540	$406,442	$21,307
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,587	6,814	1,487	12,517
Cumulative translation adjustment removal due to deconsolidation of the JV Company	(3,642)	—	(3,642)	—
Comprehensive income	382,950	19,354	404,287	33,824
Less: Noncontrolling interest	921	2,824	(1,080)	4,739
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$382,029	$16,530	$405,367	$29,085
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2020	$64	$(66,171)	$248,967	$(2,146)	$128,394	$309,108	$140,114	$449,222
Exercise of common stock options and release of restricted stock units	—	—	1,495	—	—	1,495	—	1,495
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	74	—	—	(8)	66	—	66
Withholding tax on restricted stock units	—	—	(541)	—	—	(541)	—	(541)
Issuance of shares under ESPP	1	—	1,635	—	—	1,636	—	1,636
Share-based compensation	—	—	2,424	—	—	2,424	—	2,424
Restricted stock units settlement in connection with service	—	—	1,000	—	—	1,000	—	1,000
Net income (loss) including noncontrolling interest	—	—	—	—	12,903	12,903	(363)	12,540
Foreign currency translation adjustment	—	—	—	3,627	—	3,627	3,187	6,814
Balance, December 31, 2020	$65	$(66,097)	$254,980	$1,481	$141,289	$331,718	$142,938	$474,656

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2020	$64	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888
Exercise of common stock options and release of restricted stock units	—	—	1,495	—	—	1,495	—	1,495
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	87	—	—	(21)	66	—	66
Withholding tax on restricted stock units	—	—	(953)	—	—	(953)	—	(953)
Issuance of shares under ESPP	1	—	1,635	—	—	1,636	—	1,636
Share-based compensation	—	—	4,700	—	—	4,700	—	4,700
Restricted stock units settlement in connection with service	—	—	2,000	—	—	2,000	—	2,000
Net income (loss) including noncontrolling interest	—	—	—	—	22,477	22,477	(1,170)	21,307
Foreign currency translation adjustment	—	—	—	6,608	—	6,608	5,909	12,517
Balance, December 31, 2020	$65	$(66,097)	$254,980	$1,481	$141,289	$331,718	$142,938	$474,656

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2021	$66	$(66,052)	$264,321	$2,229	$200,307	$400,871	$141,119	$541,990
Exercise of common stock options and release of restricted stock units	—	—	301	—	—	301	—	301
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	6	—	—	(6)	—	—	—
Withholding tax on restricted stock units	—	—	(448)	—	—	(448)	—	(448)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	8,414	—	—	8,414	—	8,414
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	382,998	382,998	2,007	385,005
Foreign currency translation adjustment	—	—	—	824	—	824	763	1,587
Deconsolidation of the JV company	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Exercise of common stock options and release of restricted stock units	—	—	301	—	—	301	—	301
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	18	—	—	(18)	—	—	—
Withholding tax on restricted stock units	—	—	(622)	—	—	(622)	—	(622)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	12,916	—	—	12,916	—	12,916
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest	—	—	—	—	406,422	406,422	20	406,442
Foreign currency translation adjustment	—	—	—	738	—	738	749	1,487
Deconsolidation of noncontrolling interest	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income including noncontrolling interest through December 1, 2021	$406,442	$21,307
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	(399,093)	—
Loss on changes of equity interest in the JV Company, net	7,641	—
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	29,292	—
Depreciation and amortization	25,660	25,689
Share-based compensation expense	13,182	6,100
Deferred income taxes, net	728	278
Loss on disposal of property and equipment	57	40
Changes in operating assets and liabilities, net of effects of a divestiture
Accounts receivable	3,936	(11,662)
Inventories	(28,460)	(8,779)
Other current and long-term assets	(8,858)	(1,793)
Other receivable, equity investee	(5,826)	—
Accounts payable	11,639	(370)
Income taxes payable	1,269	824
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	3,490	—
Accrued and other liabilities	70,275	14,299
Net cash provided by operating activities	131,374	45,933
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	26,347	—
Deconsolidation of cash and cash equivalents of the JV Company	(20,734)	—
Purchases of property and equipment excluding the JV Company	(39,547)	(14,842)
Purchases of property and equipment in JV Company	(15,026)	(9,926)
Proceeds from sale of property and equipment	9	10
Government grant related to equipment	1,242	119
Net cash used in investing activities	(47,709)	(24,639)
Cash flows from financing activities
Withholding tax on restricted stock units	(622)	(953)
Proceeds from exercise of stock options and ESPP	2,724	3,197
Proceeds from borrowings	14,262	31,008
Repayments of borrowings	(31,353)	(29,912)
Principal payments on finance leases	(4,176)	(8,119)
Net cash used in financing activities	(19,165)	(4,779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	307	4,120
Net increase in cash, cash equivalents and restricted cash	64,807	20,635
Cash, cash equivalents and restricted cash at beginning of period	204,813	162,704
Cash, cash equivalents and restricted cash at end of period	$269,620	$183,339

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$23,182	$12,621

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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or any other interim period. The consolidated balance sheet at June 30, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications did not have a material impact on our Condensed Consolidated Financial Statements. See Note 11.

Joint Venture and Deconsolidation

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China (the “JV Transaction”). The Fab is being built in phases.  As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021.

Effective December 1, 2021, the Company entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which the Company sold to the Investor approximately 2.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, the Company’s equity interest in the JV Company decreased from 50.9% to 48.8%, Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors from four (4) directors prior to the Transaction. As a result of the Transaction, AOS no longer has a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding equity interest in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s Board of Directors. Because of these factors, as of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the financial

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements of the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting.

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 60 million, or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Immediately following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was further reduced to 42.2% (see Note 13).

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has had and continues to have a negative impact on business and economic activities across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to various restrictions imposed by governments, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial products, as more consumers are staying at and working from home. While the Company has recently benefited from the increasing demand of consumer electronics and PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline as government authorities relax and terminate COVID-19 related restrictions and consumer behaviors change. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures and government mandates; the continuing disruption of global supply chain affecting the semiconductor industry; and the impact of the pandemic on the global economy and demand for consumer products.

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
Restricted Cash

As a condition of certain loan agreement, the Company is required to keep a compensating balance at the issuing bank (see Note 6). In addition, the Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2021 and June 30, 2021, the amount of restricted cash was $0.3 million and $2.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, the Company reduced its equity interest in the JV Company and experienced a loss of control of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. Therefore, the Company’s share of earnings or losses of the JV Company for the period from December 2, 2021 to December 31, 2021 has not been recorded in the Consolidated Statement of Operations for the three and six months ended December 31, 2021. Such equity earnings or losses will be recorded in the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2022. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements, if applicable.

The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Operations. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Operations.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and six months ended December 31, 2021, the Company reduced interest expense by $0.9 million and $0.9 million, property, plant and equipment by $0.1 million and $1.2 million, and operating expenses by $0.2 million and $0.2 million, respectively. During the three and the six months ended December 31, 2020, the Company reduced interest expense by $0.7 million and $1.5 million, property, plant and equipment by $0.1 million and $0.1 million and operating expenses by $1.7 million and $3.6 million, respectively.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes indicate that the carrying amount of such assets may not be recoverable. Due to the COVID-19 pandemic, the Company assessed the changes in circumstances that occurred during the March and June 2020 quarters. These factors included continued operating losses, a decrease in the Company's share price in February and March of 2020, which reduced its market capitalization, expectation of lower business growth for the coming quarters, increased and prolonged economic and regulatory uncertainty in the global economies, and the expectation of higher supply chain costs and increased competition. Therefore, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows of its long-lived assets to their carrying amount as of June 30, 2020. Some of the more significant assumptions used in the estimated future cash flows involve net sales, cost of goods sold, operating expenses, working capital, capital expenditures, income tax rates, long-term growth rates that appropriately reflect the risks inherent in the future cash flow stream and terminal value. The Company selected the assumptions used in the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial forecasts by referencing to historical data, supplemented by current and anticipated market conditions, estimated product growth rates and management's plans. These estimated future cash flows were consistent with those the Company uses in its internal planning. The result of the recoverability test indicated that the sum of the expected future cash flows (undiscounted and without interest charges) was greater than the carrying amount of the long-lived assets. Since this recoverability test was performed during fiscal 2020, circumstances have improved such that there are no indicators that the Company’s long-lived assets may not be recoverable.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. The ASU is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
Recently Adopted Accounting Standards
In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The adoption of ASU 2020-01 had no material impact on the Company's Consolidated Financial Statements.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Deconsolidation of the JV Company and Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH” and, together with AOS SH, the “Sellers”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement ("STA") with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company and has determined that the JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date.
In connection with the deconsolidation and in accordance with ASC 810-10-40-5, the Company recorded a gain on deconsolidation of $399.1 million during the three months ended December 31, 2021 in the Condensed Consolidated Statements of Operations. The gain on deconsolidation of the JV Company was calculated as follows:

(in thousands)

Cash received for sales of shares in the JV Company	$16,924
Fair value of retained equity method investment	393,124
Carrying amount of non-controlling interest	143,889
Cumulative translation adjustment removal	1,793
Carrying amount of net assets of the JV Company at December 1, 2021	(156,637)

Gain on deconsolidation of the JV Company	$399,093

The Company retained significant influence over the operating and financial policies of the JV Company and measured the fair value of the retained investment based on their share of the fair value of the JV Company, which was calculated using the market approach based on the Transaction.

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result of these two transactions, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021. The net loss associated with these two sales of JV Company equity interest held by the Company were recorded in the three months ended December 31, 2021 as follows:

(in thousands)
Gain on 1.1% equity interest sold	$475
Loss on diluted equity interest due to employee equity incentive plan issued	(8,116)

Loss on changes on equity interest of the JV Company, net	$(7,641)

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. Because the Company will record its equity in earnings or loss of the JV Company using lag reporting, there is no equity in earnings or loss of the JV Company included in the Company’s results of operations for the three and six months ended December 31, 2021. The Company plans to begin including its equity earnings or loss related to the JV Company in the three months ended March 31, 2022, at which time the Company expects to also provide summary financial information for the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded $29.3 million of deferred tax and $3.5 million of income tax payable associated with these transactions during the three months ended December 31, 2021.

3. Related Party Transactions
As of December 31, 2021, AOS owned 45.8% equity interest in the JV Company, which, by definition, is a related party to AOS. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS also sells 8-inch wafers to the JV Company for further assembly and testing services. Due to the right of offset of receivables and payables with the JV Company, as of December 31, 2021, AOS recorded the net amount of $25 million presented as other receivable, equity investee, in the Condensed Consolidated Balance Sheet. The purchases and sales by AOS since the December 2, 2021 deconsolidation of the JV Company for the three months ended December 31, 2021 were $15.6 million and $4.2 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$382,998	$12,903	$406,422	$22,477

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,593	25,672	26,479	25,506
Diluted:
Weighted average number of common shares used to compute basic net income per share	26,593	25,672	26,479	25,506
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,694	1,681	1,484	1,328
Weighted average number of common shares used to compute diluted net income per share	28,287	27,353	27,963	26,834
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$14.40	$0.50	$15.35	$0.88
Diluted	$13.54	$0.47	$14.53	$0.84
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Employee stock options and RSUs	1	7	255	66
ESPP	30	35	32	134
Total potential dilutive securities	31	42	287	200

5. Concentration of Credit Risk and Significant Customers
The Company manages its credit risk associated with exposure to distributors and direct customers on outstanding accounts receivable through the application and review of credit approvals, credit ratings and other monitoring procedures. In some instances, the Company also obtains letters of credit from certain customers.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2021	2020	2021	2020
Customer A	22.8%	28.4%	25.1%	28.6%
Customer B	40.7%	36.4%	38.7%	34.8%

	December 31, 2021	June 30, 2021
Percentage of accounts receivable
Customer A	17.3%	12.4%
Customer B	14.9%	22.1%
Customer C	21.1%	21.9%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

The Company’s audited consolidated balance sheet at June 30, 2021, as reported, included the JV Company’s assets and liabilities, after intercompany eliminations. However, the JV Company's assets and liabilities were not included in the Company’s unaudited Condensed Consolidated Balance Sheet at December 31, 2021 due to the deconsolidation of the JV Company on December 2, 2021 as discussed in more detail in Notes 1 and 2 above.
Accounts receivable, net:

	December 31, 2021	June 30, 2021
	(in thousands)
Accounts receivable	$45,485	$48,234
Less: Allowance for price adjustments	(13,794)	(12,415)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$31,661	$35,789

Inventories:

	December 31, 2021	June 30, 2021
	(in thousands)
Raw materials	$46,045	$68,900
Work in-process	63,362	68,824
Finished goods	19,677	16,569
	$129,084	$154,293

Other current assets:

	December 31, 2021	June 30, 2021
	(in thousands)
VAT receivable	$365	$1,539
Other prepaid expenses	2,475	1,465
Prepaid insurance	2,001	2,615
Prepaid maintenance	982	1,670
Prepayment to supplier	2,129	2,540
Prepaid income tax	2,692	2,221
Interest receivable	—	2,207
Customs deposit	—	270
Other receivables	668	68
	$11,312	$14,595

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	December 31, 2021	June 30, 2021
	(in thousands)
Land	$4,877	$4,877
Building	14,785	71,454
Manufacturing machinery and equipment	255,652	515,320
Equipment and tooling	25,616	27,017
Computer equipment and software	35,118	41,518
Office furniture and equipment	2,648	3,814
Leasehold improvements	34,655	74,733
Land use rights	—	9,319
	373,351	748,052
Less: accumulated depreciation	(221,178)	(348,749)
	152,173	399,303
Equipment and construction in progress	44,570	37,674
Property, plant and equipment, net	$196,743	$436,977

Intangible assets, net:

	December 31, 2021	June 30, 2021
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(7,994)	(6,314)
	11,461	13,141
Goodwill	269	269
Intangible assets, net	$11,730	$13,410

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2022 (Remaining)	$1,680
2023	3,286
2024	3,249
2025	3,246
$11,461

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	December 31, 2021	June 30, 2021
	(in thousands)
Prepayments for property and equipment	$27,661	$14,882
Investment in a privately held company	100	100
Customs deposit	1,802	1,120
Deposit with supplier	6,495	—
Other long-term deposits	20	927
Office leases deposits	1,131	1,100
Other	722	740
	$37,931	$18,869
Accrued liabilities:

	December 31, 2021	June 30, 2021
	(in thousands)
Accrued compensation and benefits	$41,058	$32,756
Warranty accrual	2,320	2,795
Stock rotation accrual	3,765	3,917
Accrued professional fees	2,499	3,017
Accrued inventory	2,142	1,138
Accrued facilities related expenses	1,843	2,536
Accrued property, plant and equipment	12,735	8,688
Other accrued expenses	4,215	6,793
Customer deposit	23,592	7,139
ESPP payable	1,043	715
	$95,212	$69,494

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$2,795	$709
Additions	287	239
Utilization	(762)	(181)
Ending balance	$2,320	$767
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$3,917	$3,358
Additions	1,756	4,180
Utilization	(1,908)	(3,645)
Ending balance	$3,765	$3,893
Other long-term liabilities:

	December 31, 2021	June 30, 2021
	(in thousands)
Deferred payroll taxes	$—	$1,219
Customer deposits	77,684	42,000
Other	—	904
Other long-term liabilities	$77,684	$44,123

Customer deposits are payments received from customers for securing future product shipments. As of December 31, 2021, $64.4 million were from Customer A and Customer B, and $13.3 million were from other customers. As of June 30, 2021, $42.0 million were from Customer A and Customer B.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

On June 29, 2021, the JV Company entered into a one-year loan agreement with China CITIC Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter commencing on September 20, 2021, and the entire principal is due on June 29, 2022. As of December 1, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum. On December 2, 2021, the JV Company was deconsolidated from the Company, thus this loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of Chinese Renminbi (“RMB”) 100 million. The borrowing can be in RMB or U.S. Dollar (“USD”). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% per annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. As of December 1, 2021, the total outstanding balance of the loans was $15.4 million including $3.4 million borrowed on September 22, 2021 and $4.2 million borrowed on November 23, 2021, at interest rate of 2.7% per annum, with principal due on December 12, 2021 and February 15, 2022, respectively. On December 2, 2021, the JV Company was deconsolidated from the Company, thus these loans were no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate (“LPR”) plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of December 1, 2021, there was no outstanding balance under the loan. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.7 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of December 31, 2021, the total outstanding balance of this loan was $1.7 million.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of December 31, 2021, the total outstanding balance of this loan was $0.8 million.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
covenants required. Other terms remain the same. As of December 31, 2021, the Borrower was in compliance with these covenants. As of December 31, 2021, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Credit Facilities

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of December 1, 2021, the outstanding balance of the Lease Financing of 163.0 million RMB (equivalent of $25.5 million based on the currency exchange rate as of December 1, 2021) was recorded under short-term and long-term finance lease liabilities on balance sheets. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the lease financing was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

Long-term debt

On August 18, 2021, Jireh Semiconductor Incorporated (“Jireh”) entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain. As of December 31, 2021, there was no outstanding balance under the loan.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, the “Banks”) in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $104.1 million as of December 1, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on the LPR plus 1.3%. The JV Company drew down RMB 250.0 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of December 1, 2021, the outstanding balance of the loan was $31.3 million. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $104.1 million as of December 1, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of December 1, 2021, the outstanding balance of the loan was $16.8 million. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200.0 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190.0 million and RMB 10.0 million in March 2019 and December 2019, respectively. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company with a carrying value of $88.3 million as of December 1, 2021. As a condition of the loan arrangement, 14.0 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of December 1, 2021, the outstanding balance of the loan was 171.0 million RMB (equivalent of $26.7 million based on the currency exchange rate as of December 1, 2021). On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2021. As of December 31, 2021, the outstanding balance of the term loan was $14.6 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2021. As of December 31, 2021, the outstanding balance of the term loan was $5.6 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2022 (Remaining)			$4,170
2023			18,540
Total principal			22,710
Less: debt issuance costs			(43)
Total principal, less debt issuance costs			$22,667

	Short-term Debt	Long-term Debt	Total
Principal amount	$8,989	$13,721	$22,710
Less: debt issuance costs	(29)	(14)	(43)
Total debt, less debt issuance costs	$8,960	$13,707	$22,667

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China. See Note 7 - Bank Borrowings for details. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The Company’s unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2021 include the JV Company's results for the period through December 1, 2021, the day immediately preceding the deconsolidation. For the three and six months ended December 31, 2020, AOS's unaudited consolidated results include the JV Company's results for the full periods presented. The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Six Months Ended December 31,
	2021	2020
Operating leases:
Fixed rent expense	$3,476	$3,407
Variable rent expense	615	419
Finance lease:
Amortization of equipment	772	1,149
Interest	681	1,187
Short-term leases
Short-term lease expenses	106	107
Total lease expenses	$5,650	$6,269

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2021	June 30, 2021
Operating Leases:
ROU assets associated with operating leases	$22,263	$34,660
Finance Lease:
Property, plant and equipment, gross	$115,564	$114,404
Accumulated depreciation	(98,038)	(96,470)
Property, plant and equipment, net	$17,526	$17,934

Weighted average remaining lease term (in years)
Operating leases	6.71	8.44
Finance lease	0.00	1.72

Weighted average discount rate
Operating leases	4.23%	4.67%
Finance lease	—%	5.46%
226

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,516	$3,341
Operating cash flows from finance lease	$410	$1,187
Financing cash flows from finance lease	$4,176	$8,119

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,903	$2,824

Future minimum lease payments are as follows as of December 31, 2021 (in thousands):

Year ending June 30,	Operating Leases
The remainder of fiscal 2022	$2,990
2023	4,978
2024	3,709
2025	2,828
2026	2,780
Thereafter	10,296
Total minimum lease payments	27,581
Less amount representing interest	(3,858)
Total lease liabilities	$23,723

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

During the six months ended December 31, 2021, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 161,895 shares with a weighted average repurchase price of $10.12 per share, were reissued at an average price of $5.16 per share pursuant to option exercises and vested restricted share units (“RSU”). As of December 31, 2021, approximately $13.4 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the six months ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	117,095	$36.06
Vested	(71,284)	$21.04
Forfeited	(41,376)	$22.12
Nonvested at December 31, 2021	1,057,959	$23.21	1.36	$64,069,997

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0% . The Company recorded approximately $0.5 million of expenses for these MSUs during the three and six months ended December 31, 2021.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $0.4 million and

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.8 million of expenses for MSUs during the three and six months ended December 31, 2021, respectively, and approximately $0.4 million and $0.6 million during the three and the six months ended December 31, 2020, respectively.

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million and $2.0 million of expense for these PRSUs during the three and six months ended December 31, 2021, respectively and approximately $0.4 million and $0.8 million during the three and six months ended December 31, 2020.
During the three months ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the Condensed Consolidated Balance Sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the Condensed Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, the Company recorded nil and $0.1 million such expenses in the other current liabilities, respectively. The Company recorded $0.2 million and $0.3 million such non-cash compensation expense during the three and six months ended December 31, 2021, respectively, and $0.8 million and $1.4 million during the three and six months ended December 31, 2020, respectively. As of December 31, 2021, the Company granted RSUs valued at $4.0 million to participants, which were fully vested due to achievement of certain objective measures.
The following table summarizes the Company’s PRSUs activities for the six months ended December 31, 2021:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Vested	(750)	$16.22
Forfeited	(1,000)	$16.22
Nonvested at December 31, 2021	352,074	$22.72	1.24	$21,321,601
Stock Options
The Company did not grant any stock options during the six months ended December 31, 2021 and 2020. The following table summarizes the Company's stock option activities for the six months ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2021	487,875	$7.99	2.32	$10,928,653
Exercised	(36,600)	$8.21
Outstanding at December 31, 2021	451,275	$7.97	1.81	$23,731,985
Options vested and expected to vest	451,275	$7.97	1.81	$23,731,985
Exercisable at December 31, 2021	451,275	$7.97	1.81	$23,731,985

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months End December 31,
2021
Volatility rate	66.4%
Risk-free interest rate	0.3%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of goods sold	$1,709	$383	$2,278	$768
Research and development	1,912	1,243	2,955	2,323
Selling, general and administrative	4,926	1,598	7,949	3,009
	$8,547	$3,224	$13,182	$6,100

As of December 31, 2021, total unrecognized compensation cost under the Company's equity plans was $65.3 million, which is expected to be recognized over a weighted-average period of 4.1 years.

10. Income Taxes

The Company recognized income tax expense of approximately $34.1 million and $0.7 million for the three months ended December 31, 2021 and 2020, respectively. The income tax expense of $34.1 million for the three months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture. The income tax expense of $0.7 million for the three months ended December 31, 2020 included a $0.01 million discrete tax expense. Excluding the discrete income tax items ($391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other items), the effective tax rate for the three months ended December 31, 2021 and 2020 was 4.7% and 5.0%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $419.1 million ($27.6 million of pretax book income excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the three months ended December 31, 2021 as compared to a pretax book income of $13.2 million for the three months ended December 31, 2020.

The Company recognized income tax expense of approximately $35.4 million and $1.7 million for the six months ended December 31, 2021 and 2020, respectively. The income tax expense of $35.4 million for the six months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million of other discrete income tax items. The income tax expense of $1.7 million for the six months ended December 31, 2020 included a $0.02 million discrete tax benefit. Excluding the discrete income tax items ($391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the six months ended December 31, 2021 and 2020 was 5.0% and 7.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $441.9 million ($50.4 million of pretax book income excluding the $391.5 million of income from the sale of equity interest in a joint

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
venture and the related deconsolidation gain) for the six months ended December 31, 2021 as compared to a pretax book income of $23.0 million for the six months ended December 31, 2020.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2021 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2021 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2021, the gross amount of unrecognized tax benefits was approximately $7.7 million, of which $4.8 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through December 2021. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Hong Kong	$159,189	$132,204	$307,844	$257,712
China	27,235	22,877	60,075	46,140
South Korea	3,263	2,422	6,117	3,596
United States	3,165	1,139	5,470	2,595
Other countries	467	188	848	338
	$193,319	$158,830	$380,354	$310,381

During the three months ended December 31, 2021, the Company corrected an immaterial error to reduce revenues in Hong Kong by $2.3 million, and to increase the revenues in South Korea by $2.3 million for the three months ended December 31, 2020. During the six months ended December 31, 2021, the Company corrected an immaterial error to reduce revenues in Hong Kong by $3.4 million, as well as to increase the revenues in China and South Korea by $0.1 million and $3.3 million, respectively, for the six months ended December 31, 2020.

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Power discrete	$134,975	$118,500	$265,663	$232,872
Power IC	55,093	37,381	107,423	71,839
Packaging and testing services	3,251	2,949	7,268	5,670
	$193,319	$158,830	$380,354	$310,381

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	December 31, 2021	June 30, 2021
	(in thousands)
China	$84,602	$350,387
United States	130,352	118,756
Other countries	4,052	2,494
	$219,006	$471,637

12. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021 and June 30, 2021, the Company had approximately $92.3 million and $81.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of December 31, 2021 and June 30, 2021, the Company had approximately $119.6 million and $90.0 million, respectively, of capital commitments for the purchase of property and equipment.
Other Commitments
        See Note 7 and Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for descriptions of commitments including bank borrowings and leases.
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

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within forty-five days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. On October 27, 2020, the Defendants moved to dismiss the action in its entirety. Plaintiff filed his opposition on December 11, 2020 and Defendants filed their reply brief on January 25, 2021. On September 27, 2021, the Court entered an opinion and order granting Defendants’ motion and dismissing the amended complaint in its entirety. In so doing, the Court found, among other things, that Plaintiff failed adequately to allege that any of AOS’s indirect sales to Huawei were illegal, and therefore none of the Company’s statements regarding its positive performance or its efforts to contend with a difficult geopolitical climate and trade tensions could plausibly be seen as “inaccurate, incomplete, or misleading.” The Court’s order allowed Plaintiff an opportunity to file a second amended complaint by October 27, 2021, attempting to cure the various deficiencies, barring which the matter would be dismissed with prejudice. As of that date, however, no such filing was made and the Joint Stipulation and Order of Dismissal was entered on November 9, 2021, dismissing the case with prejudice and directing the Clerk of Court to close the case.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at December 31, 2021 and June 30, 2021.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Subsequent Event

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%.

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,400 products, and has grown significantly with the introduction of over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively, and 200 new products in the fiscal year ended June 30, 2019. During the six months ended December 31, 2021, we introduced an additional 50 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 874 patents and 57 patent applications in the United States as of December 31, 2021. We also have a total of 918 foreign patents, which were based primarily on our research and development efforts through December 31, 2021. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal and portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, game consoles, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended December 31, 2021, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high quarterly revenue of $193.3 million for the three months ended December 31, 2021, a 21.7% growth compared to the same quarter last year.

On March 29, 2016, we formed a joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China. The Fab is being built in phases.  As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since we had controlling financial interest until December 1, 2021.

Effective December 1, 2021, we entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which we sold to the Investor approximately 2.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The STA contained customary representations, warranties and covenants. The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, our equity interest in the JV Company decreased from 50.9% to 48.8%. Also, our right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As of December 2, 2021, we no longer have a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s Board of Directors. All of these loss of control factors were present for us as of December 2, 2021. Accordingly, since December 2, 2021, we have deconsolidated the JV Company in our Consolidated Financial Statements and accounted for our investment in the JV Company using the equity method of accounting.

On December 24, 2021, we entered into a share transfer agreement with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, we owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of deconsolidation of the JV Company and equity method of the JV Company.

We reduced our ownership of the JV Company to below 50% to increase the flexibility of the JV Company to raise capital to fund its future expansion. Following the Transaction and the successful ramp up to its Phase I target run rate in the September quarter of 2021, as planned, the JV Company intends to raise up to $200 million through private funding rounds for its Phase II expansion. In addition to immediate private funding rounds, the JV Company is also contemplating an eventual listing on the Science and Technology innovAtion boaRd, or STAR Market, of the Shanghai Stock Exchange. The Transaction assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products.

Impact of COVID-19 Pandemic to our Business

Our business operations have been impacted by the global COVID-19 pandemic and the resulting economic downturn. Numerous governmental jurisdictions, including the States of California, Oregon and Texas in the U.S. and countries throughout the Asia Pacific region have imposed various restrictions on commercial activities, resulting in business closures, work stoppages, labor shortage, disruptions to ports, vaccine mandates and other shipping infrastructure, border closures, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, , we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we also took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, vaccine and testing protocols,

Since the start of the second quarter of calendar year 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk, including the recent surge of COVID-19 cases and hospitalization due to the spread of Omicron variants. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates. The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the disruption of global supply chain; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our business operations and financial expenditures in response to continued uncertainty.

Other Factors affecting our performance

In addition to the COVID-19 pandemic and related events as described above, our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. A significant amount of our revenue is derived from sales of products in the personal computing (“PC”) markets, such as notebooks, motherboards and notebook battery packs, therefore a substantial decline or downturn in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we recently have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

Manufacturing costs and capacity availability:  Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of recent sales of our JV equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. While we continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity, and we are currently negotiating a foundry agreement for the JV Company to provide guarantee level of capacity, the JV Company may take actions or make decisions that adversely impact our ability to access required capacity, and our lack of control and influence may prevent us from eliminating or mitigating such risk.

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
Results of Operations
The following tables set forth statements of operations, also expressed as a percentage of revenue, for the three and six months ended December 31, 2021 and 2020. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$193,319	$158,830	100.0%	100.0%	$380,354	$310,381	100.0%	100.0%
Cost of goods sold	124,954	110,081	64.6%	69.3%	247,422	219,109	65.1%	70.6%
Gross profit	68,365	48,749	35.4%	30.7%	132,932	91,272	34.9%	29.4%
Operating expenses
Research and development	16,516	15,423	8.5%	9.7%	34,328	30,114	9.0%	9.7%
Selling, general and administrative	24,132	19,736	12.5%	12.4%	45,938	37,241	12.1%	12.0%
Total operating expenses	40,648	35,159	21.0%	22.1%	80,266	67,355	21.1%	21.7%
Operating income	27,717	13,590	14.4%	8.6%	52,666	23,917	13.8%	7.7%
Interest expense and other income (loss), net	(68)	(381)	—%	(0.3)%	(2,260)	(930)	(0.6)%	(0.3)%
Gain on deconsolidation of the JV Company	399,093	—	206.4%	—%	399,093	—	104.9%	—%
Loss on changes of equity interest in the JV Company, net	(7,641)	—	(4.0)%	—%	(7,641)	—	(2.0)%	—%
Net income before income taxes	419,101	13,209	216.8%	8.3%	441,858	22,987	116.2%	7.4%
Income tax expense	34,096	669	17.6%	0.4%	35,416	1,680	9.3%	0.5%
Net income	385,005	12,540	199.2%	7.9%	406,442	21,307	106.9%	6.9%
Net gain (loss) attributable to noncontrolling interest	2,007	(363)	1.0%	(0.2)%	20	(1,170)	—%	(0.4)%
Net income attributable to Alpha and Omega Semiconductor Limited	$382,998	$12,903	198.2%	8.1%	$406,422	$22,477	106.9%	7.3%

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,709	$383	0.9%	0.2%	$2,278	$768	0.6%	0.2%
Research and development	1,912	1,243	1.0%	0.8%	2,955	2,323	0.8%	0.7%
Selling, general and administrative	4,926	1,598	2.5%	1.0%	7,949	3,009	2.1%	1.0%
Total	$8,547	$3,224	4.4%	2.0%	$13,182	$6,100	3.5%	1.9%

Three and Six Months Ended December 31, 2021 and 2020
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$134,975	$118,500	$16,475	13.9%	$265,663	$232,872	$32,791	14.1%
Power IC	55,093	37,381	17,712	47.4%	107,423	71,839	35,584	49.5%
Packaging and testing services	3,251	2,949	302	10.2%	7,268	5,670	1,598	28.2%
	$193,319	$158,830	$34,489	21.7%	$380,354	$310,381	$69,973	22.5%

Total revenue was $193.3 million for the three months ended December 31, 2021, an increase of $34.5 million, or 21.7%, as compared to $158.8 million for the same quarter last year. The increase was primarily due to an increase of $16.5 million and $17.7 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to an 19.5% increase in average selling price and an 2.1% increase in unit shipments as compared to same quarter last year due to a shift in product mix. The increase in revenue of packaging and testing services for the three months ended December 31, 2021, as compared to same quarter last year, was primarily due to increased demand.

Total revenue was $380.4 million for the six months ended December 31, 2021 an increase of $70.0 million, or 22.5%, as compared to $310.4 million for the same period last year. The increase was primarily due to an increase of $32.8 million and $35.6 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to an 26.0% increase in average selling price, partially offset by a 3.2% decrease in unit shipments as compared to same period last year due to a shift in product mix. The increase in revenue of packaging and testing services for the six months ended December 31, 2021, as compared to same period last year, was primarily due to increased demand.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$124,954	$110,081	$14,873	13.5%	$247,422	$219,109	$28,313	12.9%
Percentage of revenue	64.6%	69.3%			65.1%	70.6%
Gross profit	$68,365	$48,749	$19,616	40.2%	$132,932	$91,272	$41,660	45.6%
Percentage of revenue	35.4%	30.7%			34.9%	29.4%

Cost of goods sold was $125.0 million for the three months ended December 31, 2021, an increase of $14.9 million, or 13.5%, as compared to $110.1 million for the same quarter last year. The increase was primarily due to 21.7% increase in revenue. Gross margin increased by 4.7 percentage points to 35.4% for the three months ended December 31, 2021, as compared to 30.7% for the same quarter last year. The JV Company continued its ramp during the three months ended December 31, 2021, which resulted in an increase in the capacity utilization and contributed to the increase in gross margin during the three months ended December 31, 2021. In addition, the JV Company was deconsolidated from our Condensed Consolidated Statements of Operations effective as of December 2, 2021.

Cost of goods sold was $247.4 million for the six months ended December 31, 2021, an increase of $28.3, or 12.9%, as compared to $219.1 million for the same period last year. The increase was primarily due to 22.5% increase in revenue. Gross margin increased by 5.5 percentage points to 34.9% for the six months ended December 31, 2021, as compared to 29.4% for the same period last year. The JV Company continued its ramp up activities during the six months ended December 31, 2021, which resulted in an increase in the capacity utilization and contributed to the increase in gross margin during the six months ended December 31, 2021. In addition, the JV Company was deconsolidated from our Condensed Consolidated Statements of Operations effective as of December 2, 2021.
Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$16,516	$15,423	$1,093	7.1%	$34,328	$30,114	$4,214	14.0%
Research and development expenses were $16.5 million for the three months ended December 31, 2021, an increase of $1.1 million, or 7.1%, as compared to $15.4 million for the same quarter last year. The increase was primarily attributable to a $0.4 million increase in employee compensation and benefits expense mainly due to higher salary related expenses and higher bonuses accrual, and a $0.7 million increase in share-based compensation expense due to an increase in stock awards granted during the quarter.
Research and development expenses were $34.3 million for the six months ended December 31, 2021, an increase of $4.2 million, or 14.0%, as compared to $30.1 million for the same period last year. The increase was primarily attributable to a $3.2 million increase in employee compensation and benefits expense mainly due to higher salary related expenses and higher bonuses, a $0.6 million increase in share-based compensation expense due to an increase in stock awards granted, a $0.2 million increase in depreciation expense, as well as a $0.1 million increase in professional services as a result of higher consulting fees and recruiting fees during the current period.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$24,132	$19,736	$4,396	22.3%	$45,938	$37,241	$8,697	23.4%

Selling, general and administrative expenses were $24.1 million for the three months ended December 31, 2021, an increase of $4.4 million, or 22.3%, as compared to $19.7 million for the same quarter last year. The increase was primarily attributable to a $1.8 million increase in employee compensation and benefits expenses mainly due to higher salary related expenses, higher bonus expenses accrual and increased business insurance expenses, as well as $3.3 million increase in share-based compensation expense due to an increase in stock award granted, partially offset by a $0.7 million decrease in legal expense related to the government investigation during the current quarter.
Selling, general and administrative expenses were $45.9 million for the six months ended December 31, 2021, an increase of $8.7 million, or 23.4%, as compared to $37.2 million for the same period last year. The increase was primarily attributable to a $6.0 million increase in employee compensation and benefits expenses mainly due to higher salary related expenses, higher bonus expenses and business insurance expenses, as well as $4.9 million increase in share-based compensation expense due to an increase in stock award granted, partially offset by a $1.4 million decrease in legal expenses related to the government investigation, a $0.5 million decrease in marketing demo and trade shows costs as a result of the COVID-19 pandemic, and a $0.2 million decrease in audit fees during the current period.

Interest expense and other income (loss), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expense and other income (loss), net	$(68)	$(381)	$313	(82.2)%	$(2,260)	$(930)	$(1,330)	143.0%

Interest expense and other income (loss), net decreased by $0.3 million during the three months ended December 31, 2021 as compared to the same quarter last year was primarily due to a $1.1 million decrease in interest expenses as a result of higher interest refund from the Chinese government in the JV Company and one month less interest expense in the JV Company due to deconsolidation during the current quarter, offset by $0.8 million increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.

Interest expense and other income (loss), net increased by $1.3 million during the six months ended December 31, 2021 as compared to the same period last year was primarily due to a $1.8 million increase in foreign currency exchange loss as a result of the depreciation of RMB against USD, offset by a $0.5 million decrease in interest expenses as a result of one month less interest expense in the JV Company due to deconsolidation.
Gain on deconsolidation of the JV Company
Effective December 1, 2021, we entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which we sold to the Investor approximately 2.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The STA contained customary representations, warranties and covenants. The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, our equity interest in the JV Company decreased from 50.9% to 48.8%, Also, our right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. We no longer have a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain, a majority of the subsidiary’s Board of Directors. All of these loss of control factors were present for us as of December 2, 2021. Accordingly, since December 2, 2021, AOS has accounted for its investment in the JV Company using the equity method of accounting. On December 24, 2021, we entered into a STA with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021. On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by us was reduced to 42.2%.

During the three months ended December 31, 2021, we recorded a $399.1 million of gain on deconsolidation of the JV Company and a $7.6 million of net loss on changes of equity interest in the JV Company.

Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$34,096	$669	$33,427	4,996.6%	$35,416	$1,680	$33,736	2,008.1%

The Company recognized income tax expense of approximately $34.1 million and $0.7 million for the three months ended December 31, 2021 and 2020, respectively. The income tax expense of $34.1 million for the three months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture. The income tax expense of $0.7 million for the three months ended December 31, 2020 included a $0.01 million discrete tax expense. Excluding the discrete income tax items ($391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the three months ended December 31, 2021 and 2020 was 4.7% and 5.0%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $419.1 million ($27.6 million of pretax book income excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the three months ended December 31, 2021 as compared to a pretax book income of $13.2 million for the three months ended December 31, 2020.

The Company recognized income tax expense of approximately $35.4 million and $1.7 million for the six months ended December 31, 2021 and 2020, respectively. The income tax expense of $35.4 million for the six months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million for other discrete income tax items. The income tax expense of $1.7 million for the six months ended December 31, 2020 included a $0.02 million discrete tax benefit. Excluding the discrete income tax items ($391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the six months ended December 31, 2021 and 2020 was 5.0% and 7.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $441.9 million ($50.4 million of pretax book income excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the six months ended December 31, 2021 as compared to a pretax book income of $23.0 million for the six months ended December 31, 2020.
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
On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain. As of December 31, 2021, there was no outstanding balance under the loan.
On October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.7 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of December 31, 2021, the total outstanding balance of this loan was $1.7 million.
On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of December 31, 2021, the total outstanding balance of this loan was $0.8 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2021, the Borrower was in compliance with these covenants. As of December 31, 2021, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2021. As of December 31, 2021, the outstanding balance of the term loan was $14.6 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2021. As of December 31, 2021, the outstanding balance of the term loan was $5.6 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders’ equity. We did not repurchase any shares pursuant to the Repurchase Plan during the six months ended December 31, 2021. Since the inception of the program, we repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of December 31, 2021, of the 6,784,648 repurchased shares, 161,895 shares with a weighted average repurchase price of $10.12 per share, were reissued at an average price of $5.16 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of December 31, 2021.

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

JV Company Financing Transactions

From time to time the JV Company entered into financing and loan agreements with banks and other third parties to fund capital expenditures and other operational expenses in connection with the constructions and ramp-up of the manufacturing facility in Chongqing. Prior to the deconsolidation on December 2, 2021, the JV Company incurred debt through its own financing agreements, and our parent company and other subsidiaries were not parties to these agreements and do not provide any guarantee or security for JV Company’s debt, nor do we have direct access to any cash proceeds borrowed from such loan agreements. Following the deconsolidation, the JV Company’s debts and liabilities were removed from our Condensed Consolidated Balance Sheet as of December 31, 2021.

On May 9, 2018 (the “Effective Date”), the JV Company entered into a lease finance agreement and a security agreement (the “Agreements”) with YinHai Leasing Company and China Import/Export Bank (the “Lenders”).  Pursuant to the Agreements, the Lenders agreed to provide an aggregate of RMB 400.0 million, or $62.8 million based on the currency exchange rate between RMB and U.S. Dollar on the Effective Date, of financing to the JV Company (the “Lease Financing”). In exchange for the Lease Financing, the JV Company agreed to transfer title of its assembly and testing equipment to the Lenders, and the Lenders leased such equipment to the JV Company under a five-year lease arrangement, pursuant to which the JV Company makes quarterly lease payments to the Lenders consisting of principal and interest based on a repayment schedule mutually agreed by the parties.  The interest under the Lease Financing is accrued based on the China Base Rate multiplied by 1.15, or 5.4625% on the Effective Date.  Under the Agreements, at the end of the five-year lease term, the Lenders agree to sell such equipment back to the JV Company for a nominal amount (RMB 1).  The JV Company’s obligations under the Lease Financing are secured by the land and building owned by the JV Company (the “Collateral”).  The proceeds from the Lease Financing were used primarily for the acquisition and installation of the 12-inch fabrication equipment and other expenses of the JV Company relating to the completion of the fabrication facility located in Chongqing. The Agreements contain customary representation, warranties and covenants, including restrictions on the transfer of the Collateral. The Agreements also contain customary events of default, including but not limited to, failure to make payments and breach of material terms under the Agreements. The Agreements include certain customary closing conditions, including the payment of deposit by the JV Company. On June 28, 2020, the parties entered into a modification to this agreement, pursuant to which the interest rate was changed to be the five-year loan prime rate in China plus 0.8125%, or 5.4625%. Other terms of this agreement remain the same. As of December 1, 2021, the outstanding balance of the Lease Financing of 163.0 million RMB (equivalent of $25.5 million based on the currency exchange rate as of December 1, 2021) was recorded under short-term and long-term finance lease liabilities on balance sheets. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the lease financing was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On March 12, 2019, the JV Company entered into a loan agreement with The Export-Import Bank of China in the aggregate principal amount of RMB 200.0 million (approximately $29.8 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2019). The loan will mature on February 20, 2025. The JV Company drew down RMB 190.0 million and RMB 10.0 million in March 2019 and December 2019, respectively. The interest is accrued based on the China Base Rate multiplied by 1.1, or 5.39%. The loan requires quarterly interest payments. The principal payments are required to be paid every 6 months over the term of loan commencing in October 2019. This loan is secured by the buildings and certain equipment owned by the JV Company with a carrying value of $88.3 million as of December 1, 2021. As a condition of the loan arrangement, 14.0 million RMB (approximately $2.0 million) of cash is held as restricted cash by the JV Company as a compensating balance at the bank until the principal is paid. On June 24, 2020, a modification of this loan was signed, pursuant to which the interest rate was changed to be based on the five-year loan prime rate in China plus 0.74%, or 5.39%. Other terms of this loan remain the same. As of December 1, 2021, the outstanding balance of the loan was 171.0 million RMB (equivalent of $26.7 million based on the currency exchange rate as of December 1, 2021). On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

In December 2019, the JV Company entered into a loan agreement with China Development Bank in the amount of $24.0 million. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $104.1 million as of December 1, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. The interest is accrued based on the LIBOR rate plus 2.8%. The interest is required to be paid on March 21 and September 21 each year. As of December 1, 2021, the outstanding balance of the loan was $16.8 million. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On April 26, 2020, the JV Company entered into a loan agreement with China Development Bank, Agricultural Bank of China, China Merchants Bank and Chongqing Rural Commercial Bank (collectively, the “Banks”) in the aggregate principal amount of RMB 250 million (approximately $35.7 million based on the currency exchange rate between RMB and U.S. Dollar on April 26, 2020). The obligation under the loan agreement is secured by certain assets of the JV Company. The obligation under the loan agreement is secured by certain assets of the JV Company with a carrying value of $104.1 million as of December 1, 2021. The JV Company is required to make consecutive semi-annual payments of principal until December 8, 2024. Interest payments are due on March 20, June 20, September 20 and December 20 of each year based on the LPR plus 1.3%. The JV Company drew down RMB 250.0 million (approximately $35.3 million based on the currency exchange rate between RMB and U.S. Dollar on June 30, 2020) in April 2020. As of December 1, 2021, the outstanding balance of the loan was $31.3 million. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On November 13, 2020, the JV Company entered into a one-year loan agreement with China Merchant Bank in China. The JV Company can borrow up to RMB 50.0 million, or $7.6 million, based on the currency exchange rate between RMB and U.S. Dollar on November 13, 2020. The loan's interest rates are based on the China one-year loan prime rate (“LPR”) plus 1.4% per annum. Interest payments are due quarterly with the entire principal due not later than November 19, 2021. During the three months ended December 31, 2020, the JV Company borrowed RMB 50.0 million, or $7.6 million, at an interest rate of 5.25% per annum. As of December 1, 2021, there was was no outstanding balance under the loan. On December 2, 2021, the JV Company was deconsolidated from the Company, thus the loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On April 19, 2021, the JV Company entered into a loan agreement with China Everbright Bank in China to borrow a maximum of Chinese Renminbi (“RMB”) 100 million. The borrowing can be in RMB or U.S. Dollar (“USD”). The loan consists of RMB 50 million for working capital borrowings in Chinese yuan and RMB 50 million for borrowing in USD. The loan is collateralized by eligible accounts receivable. On April 19, 2021, the JV Company borrowed RMB 50.0 million, or $7.7 million based on the currency exchange rate between RMB and USD on April 19, 2021, at an interest rate of 5.1% per annum. The interest payments are due quarterly with the entire principal due no later than May 19, 2022. As of December 1, 2021, the total outstanding balance of the loans was $15.4 million including $3.4 million borrowed on September 22, 2021 and $4.2 million borrowed on November 23, 2021, at interest rate of 2.7% per annum, with principal due on December 12, 2021 and February 15, 2022, respectively. On December 2, 2021, the JV Company was deconsolidated from the Company, thus these loans were no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

On June 29, 2021, the JV Company entered into a one-year loan agreement with China CITIC Bank in China to borrow a maximum of $7.7 million. Interest payments are due on the 20th of each quarter commencing on September 20, 2021, and the entire principal is due on June 29, 2022. As of December 1, 2021, the outstanding balance of this loan was $7.7 million at an interest rate of 3.49% per annum. On December 2, 2021, the JV Company was deconsolidated from the Company, thus this loan was no longer on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021.

Cash, cash equivalents and restricted cash
As of December 31, 2021 and June 30, 2021, we had $269.6 million and $204.8 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $269.6 million and $204.8 million cash, cash equivalents and restricted cash, $223.6 million and $134.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$131,374	$45,933
Net cash used in investing activities	(47,709)	(24,639)
Net cash used in financing activities	(19,165)	(4,779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	307	4,120
Net increase in cash, cash equivalents and restricted cash	$64,807	$20,635

Cash flows from operating activities
Net cash provided by operating activities of $131.4 million for the six months ended December 31, 2021 resulted primarily from net income of $406.4 million and net changes in assets and liabilities using cash of $47.5 million, partially offset by non-cash expenses of $322.5 million. The non-cash expenses of $322.5 million primarily included $399.1 million of gain on deconsolidation of the JV Company, partially offset by $7.6 million of loss on changes of equity interest in the JV Company, $29.3 million of deferred income tax on deconsolidation and changes of equity interest in the JV Company, $25.7 million of depreciation and amortization expenses, $13.2 million of share-based compensation expense, and $0.7 million of deferred income taxes. The net changes in assets and liabilities of $47.5 million were primarily due to a $70.3 million increase in accrued and other liabilities, a $3.5 million of income taxes payable on deconsolidation and changes of equity interest in the JV Company, a $11.6 million increase in accounts payable due to timing of payments, a $1.3 million increase in income taxes payable, and a $3.9 million decrease in accounts receivable as a result of timing of the shipments and payments collected, partially offset by a $28.5 million increase in inventories as a result of preparation of uncertainty of supply chains, a $8.9 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $5.8 million decrease in other receivable from equity investee.
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
Cash flows from investing activities
Net cash used in investing activities of $47.7 million for the six months ended December 31, 2021 was primarily attributable to cash disposed upon deconsolidation of the JV Company of $20.7 million, purchases of property and equipment of $15.0 million for the JV Company, and purchases of property and equipment of $39.5 million for other than the JV Company, partially offset by proceeds from the sale of equity interest in the JV Company of $26.3 million and government grants related to fixed assets of $1.2 million.
Net cash used in investing activities of $24.6 million for the six months ended December 31, 2020 was primarily attributable to $24.8 million purchases of property and equipment, including $9.9 million purchased by the JV Company.
Cash flows from financing activities
Net cash used in financing activities of $19.2 million for the six months ended December 31, 2021 was primarily attributable to $31.4 million in repayments of borrowings, $4.2 million in payment of finance lease obligations, and $0.6 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $2.7 million of proceeds from exercise of stock options and ESPP and $14.3 million proceeds from borrowings.
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

Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 18, 2020, Plaintiff moved for an order appointing him as Lead Plaintiff pursuant to Section 21D of the Exchange Act and approving Glancy Prongay & Murray LLP as Lead Counsel for the putative class (the “Motion”). On July 1, 2020, the Court entered an order granting the Motion and requiring that: (i) Lead Plaintiff file an amended complaint or designate the current complaint as operative within sixty days; (ii) Defendants answer the complaint or otherwise move within sixty days of such filing or designation; (iii) Lead Plaintiff file an opposition, if any, within 45 days; and (iv) Defendants file a reply, if any, forty-five days thereafter. On August 28, 2020, Plaintiff filed an amended complaint asserting the same claims against the Defendants, and adding the Company’s Executive Vice President of Product Line as a defendant on both claims. On October 27, 2020, the Defendants moved to dismiss the action in its entirety. Plaintiff filed his opposition on December 11, 2020 and Defendants filed their reply brief on January 25, 2021. On September 27, 2021, the Court entered an opinion and order granting Defendants’ motion and dismissing the amended complaint in its entirety. In so doing, the Court found, among other things, that Plaintiff failed adequately to allege that any of AOS’s indirect sales to Huawei were illegal, and therefore none of the Company’s statements regarding its positive performance or its efforts to contend with a difficult geopolitical climate and trade tensions could plausibly be seen as “inaccurate, incomplete, or misleading.” The Court’s order allowed Plaintiff an opportunity to file a second amended complaint by October 27, 2021. As of that date, however, no such filing was made and the a Joint Stipulation and Order of Dismissal was entered on November 9, 2021, dismissing the case with prejudice and directing the Clerk of Court to close the case.

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

Our lack of control over the JV Company may adversely affect our operations.

The JV Company consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing. The JV Company is our subcontractor, we rely and expect to continue to rely substantially on the JV Company to provide us with foundry capacity to develop and manufacture our products and to enhance our market position in China. Since the formation of the JV Company, we have retained control over the business operation of the JV Company through our majority equity ownership and board representation. In December 2021, we relinquished control over the JV Company through a series of transactions, including the sale of a portion of our equity interests in the JV Company and issuance of additional equity interests by the JV Company to raise capital. As a result of these transactions, we currently own approximately 42.2% of outstanding equity interest in the JV Company and has the right to designate three (3) out of seven (7) directors, instead of four (4) directors prior to such transaction. The reduction of our equity ownership of the JV Company is part of a plan to enable the JV Company to raise capital more easily and to facilitate a future public listing on the Science and Technology innovAtion boaRd, or STAR Market, of the Shanghai Stock Exchange (the “China IPO”). Such reduction also caused the deconsolidation of the JV Company’s financial statements from our Consolidated Financial Statements.

Because we no longer have a controlling interest in the JV Company, the JV Company is operating and will continue to operate more independently, and our influence on all aspects of the JV Company’s business operations will be diminished. Accordingly, we might not be able to prevent the JV Company from taking actions adverse to our interests. For example, while we remain a major customer of the JV Company, the JV Company may decide to enter into business relationships with other customers and allocate foundry capacities to such customers, which may prevent us from securing a desirable or sufficient level of manufacturing capacity for our products. Even if the JV Company agrees to continue allocating sufficient manufacturing capacity to us, we may not be able to negotiate or obtain favorable pricing or service terms, which may increase our expenses and adversely affect our results of operations.

Our lack of control over the JV Company may also make it more difficult for us to execute our broader business strategies in China, including our R&D, sales and marketing, product innovation efforts and protection of intellectual property rights, because the JV Company may decide not to cooperate with us in these matters. In addition, while we expect to achieve financial return for our investment in the JV Company as a result of the China IPO, the China IPO process is complex, time-consuming and subject to a number of risks and there is no guarantee that the China IPO will be completed in a timely manner, or at all, and the JV Company’s failure to close the China IPO will negatively affect our investment in the JV Company.

In order to fund its capital expenditures and cost of operation, the JV Company has incurred a significant amount of indebtedness from third-party lenders under several loan and lease financing agreements, some of which are secured by substantially all of the assets of the JV Company. If the JV Company is not able to generate sufficient cash flow to make payments under these loans, the JV Company may be in default, which will adversely affect its ability to continue operations and provide foundry services to us. In addition, the JV Company requires additional funding to continue its operations and to refinance its existing indebtedness. There is no guarantee that the JV Company will be able to obtain financing on favorable terms, or at all, and any such failure may negatively impact our ability to access its wafer manufacturing capacity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended December 31, 2021, we did not repurchase any shares under the Repurchase Program. As of December 31, 2021, approximately $13.4 million remained available under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1 *	Equity Transfer Agreement of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation)
10.2 *	The fourth Supplementary Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Portions of this exhibit have been omitted pursuant to item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)