Form 10-Q
period 2022-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2022-05-10
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 28, 2022: 27,068,51625,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$323,134	$202,412
Restricted cash	236	233
Accounts receivable, net	39,207	35,789
Inventories	143,538	154,293
Other current assets	11,698	14,595
Total current assets	517,813	407,322
Property, plant and equipment, net	245,770	436,977
Operating lease right-of-use assets, net	24,971	34,660
Intangible assets, net	10,890	13,410
Equity method investment	379,824	—
Deferred income tax assets	436	5,167
Restricted cash - long-term	—	2,168
Other long-term assets	29,465	18,869
Total assets	$1,209,169	$918,573
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,758	$80,699
Accrued liabilities	91,333	69,494
Payable related to equity investee, net	15,171	—
Income taxes payable	6,733	2,604
Short-term debt	11,332	58,030
Finance lease liabilities	862	16,724
Operating lease liabilities	4,303	5,679
Total current liabilities	199,492	233,230
Long-term debt	53,887	77,990
Income taxes payable - long-term	1,359	1,319
Deferred income tax liabilities	29,192	2,448
Finance lease liabilities - long-term	3,834	12,698
Operating lease liabilities - long-term	22,120	30,440
Other long-term liabilities	72,384	44,123
Total liabilities	382,268	402,248
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2022 and June 30, 2021	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 33,681 shares and 27,063 shares, respectively at March 31, 2022 and 32,975 shares and 26,350 shares, respectively at June 30, 2021	67	66
Treasury shares at cost: 6,618 shares at March 31, 2022 and 6,625 shares at June 30, 2021	(66,006)	(66,064)
Additional paid-in capital	276,509	259,993
Accumulated other comprehensive income	1,422	2,315
Retained earnings	614,909	176,895
Total Alpha and Omega Semiconductor Limited shareholder's equity	826,901	373,205
Noncontrolling interest	—	143,120
Total equity	826,901	516,325
Total liabilities and equity	$1,209,169	$918,573

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue	$203,239	$169,212	$583,593	$479,593
Cost of goods sold	130,837	116,521	378,259	335,630
Gross profit	72,402	52,691	205,334	143,963
Operating expenses
Research and development	16,545	15,557	50,873	45,671
Selling, general and administrative	24,625	19,338	70,563	56,579
Total operating expenses	41,170	34,895	121,436	102,250
Operating income	31,232	17,796	83,898	41,713

Other income (loss), net	263	(253)	720	2,087
Interest income (expense), net	(308)	(1,562)	(3,025)	(4,832)
Gain on deconsolidation of the JV Company	—	—	399,093	—
Gain (loss) on changes of equity interest in the JV Company, net	4,501	—	(3,140)	—
Net income before income taxes	35,688	15,981	477,546	38,968

Income tax expense	2,902	1,014	38,318	2,694
Net income before loss from equity method investment	32,786	14,967	439,228	36,274
Equity method investment loss from equity investee	1,136	—	1,136	—
Net income	31,650	14,967	438,092	36,274
Net gain (loss) attributable to noncontrolling interest	—	(1,133)	20	(2,303)
Net income attributable to Alpha and Omega Semiconductor Limited	$31,650	$16,100	$438,072	$38,577

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$1.18	$0.62	$16.47	$1.51
Diluted	$1.11	$0.58	$15.58	$1.42
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	26,829	25,882	26,596	25,631
Diluted	28,423	27,716	28,116	27,128

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income including noncontrolling interest	$31,650	$14,967	$438,092	$36,274
Other comprehensive income, net of tax
Foreign currency translation adjustment	162	(799)	1,649	11,718
Cumulative translation adjustment removal due to deconsolidation of the JV Company	—	—	(3,642)	—
Comprehensive income	31,812	14,168	436,099	47,992
Less: Noncontrolling interest	—	(1,447)	(1,080)	3,292
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$31,812	$15,615	$437,179	$44,700
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2020	$65	$(66,097)	$254,980	$1,481	$141,289	$331,718	$142,938	$474,656
Exercise of common stock options and release of restricted stock units	—	—	129	—	—	129	—	129
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	33	—	—	(33)	—	—	—
Withholding tax on restricted stock units	—	—	(5,200)	—	—	(5,200)	—	(5,200)
Share-based compensation	—	—	3,025	—	—	3,025	—	3,025
Net income (loss) including noncontrolling interest	—	—	—	—	16,100	16,100	(1,133)	14,967
Foreign currency translation adjustment	—	—	—	(485)	—	(485)	(314)	(799)
Balance, March 31, 2021	$65	$(66,064)	$252,934	$996	$157,356	$345,287	$141,491	$486,778

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2020	$64	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888
Exercise of common stock options and release of restricted stock units	—	—	1,624	—	—	1,624	—	1,624
Reissuance of treasury stock upon exercise of common stock options and release of restricted stock units	—	120	—	—	(54)	66	—	66
Withholding tax on restricted stock units	—	—	(6,153)	—	—	(6,153)	—	(6,153)
Issuance of shares under ESPP	1	—	1,635	—	—	1,636	—	1,636
Share-based compensation	—	—	7,725	—	—	7,725	—	7,725
Restricted stock units settlement in connection with service	—	—	2,000	—	—	2,000	—	2,000
Net income (loss) including noncontrolling interest	—	—	—	—	38,577	38,577	(2,303)	36,274
Foreign currency translation adjustment	—	—	—	6,123	—	6,123	5,595	11,718
Balance, March 31, 2021	$65	$(66,064)	$252,934	$996	$157,356	$345,287	$141,491	$486,778

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990
Exercise of common stock options and release of restricted stock units	—	—	558	—	—	558	—	558
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	40	—	—	(40)	—	—	—
Withholding tax on restricted stock units	—	—	(7,732)	—	—	(7,732)	—	(7,732)
Share-based compensation	—	—	8,273	—	—	8,273	—	8,273
Net income including noncontrolling interest	—	—	—	—	31,650	31,650	—	31,650
Foreign currency translation adjustment	—	—	—	162	—	162	—	162
Balance, March 31, 2022	$67	$(66,006)	$276,509	$1,422	$614,909	$826,901	$—	$826,901

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Exercise of common stock options and release of restricted stock units	—	—	859	—	—	859	—	859
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	58	—	—	(58)	—	—	—
Withholding tax on restricted stock units	—	—	(8,354)	—	—	(8,354)	—	(8,354)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	21,189	—	—	21,189	—	21,189
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	438,072	438,072	20	438,092
Foreign currency translation adjustment	—	—	—	900	—	900	749	1,649
Deconsolidation of noncontrolling interest	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, March 31, 2022	$67	$(66,006)	$276,509	$1,422	$614,909	$826,901	$—	$826,901

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income including noncontrolling interest through December 1, 2021	$438,092	$36,274
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	(399,093)	—
Loss on changes of equity interest in the JV Company, net	3,140	—
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	29,973	—
Depreciation and amortization	34,263	39,434
Loss on equity investment	1,136	—
Share-based compensation expense	21,454	9,925
Deferred income taxes, net	2,182	732
Loss on disposal of property and equipment	57	40
Changes in operating assets and liabilities, net of effects of a divestiture
Accounts receivable	(3,610)	(20,448)
Inventories	(42,914)	(9,582)
Other current and long-term assets	(10,078)	(2,297)
Other payable, equity investee	34,375	—
Accounts payable	15,608	(224)
Income taxes payable	(1)	1,097
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	3,490	—
Accrued and other liabilities	65,122	29,573
Net cash provided by operating activities	193,196	84,524
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	26,347	—
Deconsolidation of cash and cash equivalents of the JV Company	(20,734)	—
Purchases of property and equipment excluding the JV Company	(82,980)	(24,913)
Purchases of property and equipment in JV Company	(15,026)	(15,628)
Proceeds from sale of property and equipment	9	10
Government grant related to equipment	1,242	119
Net cash used in investing activities	(91,142)	(40,412)
Cash flows from financing activities
Withholding tax on restricted stock units	(8,354)	(6,153)
Proceeds from exercise of stock options and ESPP	3,282	3,326
Proceeds from borrowings	59,262	42,858
Repayments of borrowings	(33,663)	(44,087)
Principal payments on finance leases	(4,176)	(12,267)
Net cash provided by (used in) financing activities	16,351	(16,323)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	152	3,982
Net increase in cash, cash equivalents and restricted cash	118,557	31,771
Cash, cash equivalents and restricted cash at beginning of period	204,813	162,704
Cash, cash equivalents and restricted cash at end of period	$323,370	$194,475

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$25,565	$16,912
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or any other interim period. The consolidated balance sheet at June 30, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Effective December 1, 2021, the Company entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which the Company sold to the Investor approximately 2.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, the Company’s equity interest in the JV Company decreased from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors from four (4) directors prior to the Transaction. As a result of the Transaction, AOS no longer had a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding equity interest in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s Board of Directors. Because of these factors, as of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the financial

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements of the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting.

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 60 million, or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange for cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Immediately following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was further reduced to 42.2%.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has had and continues to have a negative impact on business and economic activities across the globe. As a result of the COVID-19 pandemic and the global economic downturn and changing consumer behaviors due to various restrictions imposed by governments, the Company has experienced shifting market trends, including an increasing demand in the markets for notebooks, PCs and gaming devices and decreasing demand for mobile phone and industrial products, as more consumers are staying at and working from home. While the Company has recently benefited from the increasing demand of consumer electronics and PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline as government authorities relax and terminate COVID-19 related restrictions and consumer behaviors change. Furthermore, as the COVID-19 pandemic continues and global economic downturn and high unemployment persists, consumer spending may slow down substantially, in which case the Company may experience a significant decline of customer orders for its products, including those designed for PC-related applications, and such decline will adversely affect its financial conditions and results of operations. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures and government mandates; the continuing disruption of global supply chain affecting the semiconductor industry; and the impact of the pandemic on the global economy and demand for consumer products.

In April 2022, the operations of our two packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. Our facilities in Shanghai were required to shut down and production was halted beginning in mid-April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We have been working closely with factory management to separate non-infected employees from infected employees, perform regular COVID-19 testing, and secure food, water, and other necessary supplies to support employees who have been affected. In addition, we have been working with local authorities to obtain permission to reopen the facilities, and as of the date of this Form 10-Q, we have received permission to reopen our facilities partially under a “closed-loop” arrangement. Under this arrangement, some of our employees are allowed to live and work on the premises. However, the pace at which we can resume full operations remains challenging due to difficulties in bringing back our workforce to the facilities, procuring certain raw materials and resolving logistical bottlenecks. Currently we intend to gradually ramp up production at these facilities in May and return to normal operation in June 2022, assuming no additional restriction and lockdown are imposed by the government. Furthermore, while we seek to secure alternative sources of packaging capacity from third-party providers to mitigate the loss of in-house packaging capacity, there is no guarantee that such sources are available. Even if alternative sources are available, it will be difficult to complete the transition to a new supplier efficiently and timely, and we currently do not expect to secure sufficient third-party sources to substitute or replace fully our in-house packaging and testing capacity. The suspension of our Shanghai facilities, and the subsequent partial resumption of production, reduces our ability to complete orders from our customers in a timely manner, or at all, which is expected to adversely affect our revenue and results of operation for the three months ending June 30, 2022. It is uncertain how long the Shanghai government intends to impose a shutdown, and even when lifted, the government may reimpose strict zero-positive-case requirements and lockdown. It is not possible to predict at this time the ultimate duration of these restrictions or the impact on financial results in the near-term.

Use of Estimates

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

Revenue recognition

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company recognizes product revenue at a point in time when product is shipped to the customer, net of estimated stock rotation returns and price adjustments that it expects to provide to certain distributors. The Company presents revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 60 days.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. In addition, as a condition of certain loan agreement, the Company was required to keep a compensating balance at the issuing bank. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2022 and June 30, 2021, the amount of restricted cash was $0.2 million and $2.4 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, the Company reduced its equity interest in the JV Company and experienced a loss of control of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. Therefore, the Company’s share of losses of the JV Company for the period from December 2, 2021 to December 31, 2021 was recorded in the Company’s Consolidated Statement of Operations for the three and nine months ended March 31, 2022. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements, if applicable.

The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and nine months ended March 31, 2022, the Company reduced interest expense by nil and $0.9 million, property, plant and equipment by nil and $1.2 million, and operating expenses by $0.0 million and $0.2 million, respectively. During the three and the nine months ended March 31, 2021, the Company reduced interest expense by $0.7 million and $2.2 million, property, plant and equipment by nil and $0.1 million and operating expenses by $0.1 million and $3.7 million, respectively.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH” and, together with AOS SH, the “Sellers”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement ("STA") with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company and has determined that the JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date. In connection with the deconsolidation and in accordance with ASC 810-10-40-5, the Company recorded a gain on deconsolidation of nil and $399.1 million during the three and nine months ended March 31, 2022 in the Condensed Consolidated Statements of Income. The gain on deconsolidation of the JV Company was calculated as follows:

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

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange to cash. As a result of these two transactions, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of JV, representing approximately 7.82% of post-transaction outstanding equity interests of the JV, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment and as of March 31, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recorded the gain of $4.5 million on changes on equity interest of the JV Company during the three months ended March 31, 2022 and the loss of $3.1 million on changes on equity interest of the JV Company during the nine months of March 31, 2022. The net loss associated with these sales of JV Company equity interest held by the Company were recorded in the nine months ended March 31, 2022 as follows:

(in thousands)
Gain on 1.1% equity interest sold	$475
Loss on diluted equity interest from issuance of shares under the employee equity incentive plan	(8,116)
Gain on 7.82% equity interest sold	4,501

Loss on changes on equity interest of the JV Company, net	$(3,140)

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and nine months ended March 31, 2022, the Company recorded $1.1 million of its equity in loss of the JV Company, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Related Party Transactions
As of March 31, 2022, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS also sells 8-inch wafers to the JV Company for further assembly and testing services. Due to the right of offset of receivables and payables with the JV Company, as of March 31, 2022, AOS recorded the net amount of $15.2 million presented as other payable, equity investee, in the Condensed Consolidated Balance Sheet. Since the December 2, 2021 deconsolidation of the JV Company, the purchases by AOS for the three and nine months ended March 31, 2022 were $45.8 million and $61.4 million respectively, and the sales by AOS for the three and nine months ended March 31, 2022 were $14.2 million and $18.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$31,650	$16,100	$438,072	$38,577

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,829	25,882	26,596	25,631
Diluted:
Weighted average number of common shares used to compute basic net income per share	26,829	25,882	26,596	25,631
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,594	1,834	1,520	1,497
Weighted average number of common shares used to compute diluted net income per share	28,423	27,716	28,116	27,128
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$1.18	$0.62	$16.47	$1.51
Diluted	$1.11	$0.58	$15.58	$1.42
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Employee stock options and RSUs	2	107	171	80
ESPP	19	—	27	89
Total potential dilutive securities	21	107	198	169

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2022	2021	2022	2021
Customer A	24.2%	30.2%	24.8%	29.1%
Customer B	38.8%	35.2%	38.7%	34.9%

	March 31, 2022	June 30, 2021
Percentage of accounts receivable
Customer A	21.2%	12.4%
Customer B	20.4%	22.1%
Customer C	13.7%	21.9%
Customer D	12.8%	*
Customer E	15.0%	*

*Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

The Company’s audited consolidated balance sheet at June 30, 2021, as reported, included the JV Company’s assets and liabilities, after intercompany eliminations. However, the JV Company's assets and liabilities were not included in the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2022 due to the deconsolidation of the JV Company on December 2, 2021 as discussed in more detail in Note 1 above.
Accounts receivable, net:

	March 31, 2022	June 30, 2021
	(in thousands)
Accounts receivable	$52,362	$48,234
Less: Allowance for price adjustments	(13,125)	(12,415)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$39,207	$35,789

Inventories:

	March 31, 2022	June 30, 2021
	(in thousands)
Raw materials	$54,435	$68,900
Work in-process	67,132	68,824
Finished goods	21,971	16,569
	$143,538	$154,293

Other current assets:

	March 31, 2022	June 30, 2021
	(in thousands)
VAT receivable	$550	$1,539
Other prepaid expenses	4,098	1,465
Prepaid insurance	1,291	2,615
Prepaid maintenance	774	1,670
Prepayment to supplier	1,295	2,540
Prepaid income tax	3,052	2,221
Interest receivable	—	2,207
Customs deposit	—	270
Other receivables	638	68
	$11,698	$14,595

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2022	June 30, 2021
	(in thousands)
Land	$4,877	$4,877
Building	15,867	71,454
Manufacturing machinery and equipment	266,135	515,320
Equipment and tooling	26,113	27,017
Computer equipment and software	35,199	41,518
Office furniture and equipment	2,778	3,814
Leasehold improvements	35,226	74,733
Land use rights	—	9,319
	386,195	748,052
Less: accumulated depreciation	(228,437)	(348,749)
	157,758	399,303
Equipment and construction in progress	88,012	37,674
Property, plant and equipment, net	$245,770	$436,977

Intangible assets, net:

	March 31, 2022	June 30, 2021
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(8,834)	(6,314)
	10,621	13,141
Goodwill	269	269
Intangible assets, net	$10,890	$13,410

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2022 (Remaining)	$840
2023	3,286
2024	3,249
2025	3,246
$10,621

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	March 31, 2022	June 30, 2021
	(in thousands)
Prepayments for property and equipment	$18,500	$14,882
Investment in a privately held company	100	100
Customs deposit	1,824	1,120
Deposit with supplier	6,396	—
Other long-term deposits	20	927
Office leases deposits	964	1,100
Other	1,661	740
	$29,465	$18,869
Accrued liabilities:

	March 31, 2022	June 30, 2021
	(in thousands)
Accrued compensation and benefits	$25,550	$32,756
Warranty accrual	2,483	2,795
Stock rotation accrual	4,207	3,917
Accrued professional fees	3,009	3,017
Accrued inventory	1,150	1,138
Accrued facilities related expenses	2,689	2,536
Accrued property, plant and equipment	8,664	8,688
Other accrued expenses	5,864	6,793
Customer deposit	35,111	7,139
ESPP payable	2,606	715
	$91,333	$69,494

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$2,795	$709
Additions	949	338
Utilization	(1,261)	(211)
Ending balance	$2,483	$836

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$3,917	$3,358
Additions	3,030	4,498
Utilization	(2,740)	(3,771)
Ending balance	$4,207	$4,085
Other long-term liabilities:

	March 31, 2022	June 30, 2021
	(in thousands)
Deferred payroll taxes	$—	$1,219
Customer deposits	72,384	42,000
Other	—	904
Other long-term liabilities	$72,384	$44,123

Customer deposits are payments received from customers for securing future product shipments. As of March 31, 2022, $62.4 million were from Customer A and Customer B, and $10.0 million were from other customers. As of June 30, 2021, $42.0 million were from Customer A and Customer B.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.7 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of March 31, 2022, the total outstanding balance of this loan was $1.7 million.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of March 31, 2022, the total outstanding balance of this loan was $0.6 million.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2022, the Borrower was in compliance with these covenants. As of March 31, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Long-term debt

On August 18, 2021, Jireh Semiconductor Incorporated (“Jireh”) entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022. As of March 31, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $45.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2022. As of March 31, 2022, the outstanding balance of the term loan was $14.4 million.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2022. As of March 31, 2022, the outstanding balance of the term loan was $3.7 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2022 (Remaining)			$2,085
2023			25,067
2024			9,000
2025			9,000
2026			9,000
Thereafter			11,250
Total principal			65,402
Less: debt issuance costs			(183)
Total principal, less debt issuance costs			$65,219

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,403	$53,999	$65,402
Less: debt issuance costs	(71)	(112)	(183)
Total debt, less debt issuance costs	$11,332	$53,887	$65,219

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $4.8 million of a machinery lease financing with a vendor. In addition, the finance lease related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China was not included in the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2022 due to the deconsolidation of the JV Company on December 2, 2021. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The Company’s unaudited Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2022 include the JV Company's results for the period through December 1, 2021, the day immediately preceding the deconsolidation. The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Nine Months Ended March 31,
	2022	2021
Operating leases:
Fixed rent expense	$4,955	$5,089
Variable rent expense	741	599
Finance lease:
Amortization of equipment	787	1,682
Interest	692	1,699
Short-term leases
Short-term lease expenses	144	164
Total lease expenses	$7,319	$9,233

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2022	June 30, 2021
Operating Leases:
ROU assets associated with operating leases	$24,971	$34,660
Finance Lease:
Property, plant and equipment, gross	$4,831	$114,404
Accumulated depreciation	(15)	(96,470)
Property, plant and equipment, net	$4,816	$17,934

Weighted average remaining lease term (in years)
Operating leases	7.48	8.44
Finance lease	4.96	1.72

Weighted average discount rate
Operating leases	4.24%	4.67%
Finance lease	4.50%	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,965	$4,721
Operating cash flows from finance lease	$421	$1,699
Financing cash flows from finance lease	$4,176	$12,267

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,901	$2,843

Future minimum lease payments are as follows as of March 31, 2022 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2022	$1,550	$163
2023	5,382	1,074
2024	4,123	1,083
2025	3,254	1,083
2026	3,207	1,083
Thereafter	13,658	754
Total minimum lease payments	31,174	5,240
Less amount representing interest	(4,751)	(544)
Total lease liabilities	$26,423	$4,696

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

During the nine months ended March 31, 2022, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 166,645 shares with a weighted average repurchase price of $10.07 per share, were reissued at an average price of $5.02 per share pursuant to option exercises and vested restricted share units (“RSU”). As of March 31, 2022, approximately $13.4 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the nine months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	563,681	$46.10
Vested	(380,029)	$20.01
Forfeited	(46,251)	$23.14
Nonvested at March 31, 2022	1,190,925	$33.64	1.92	$65,084,051

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded approximately $2.0 million and $2.5 million of expenses for these MSUs during the three and nine months ended March 31, 2022, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $0.4 million and

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$1.2 million of expenses for MSUs during the three and nine months ended March 31, 2022, respectively, and approximately $0.3 million and $0.9 million during the three and the nine months ended March 31, 2021, respectively.

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million and $3.0 million of expense for these PRSUs during the three and nine months ended March 31, 2022, respectively and approximately $0.5 million and $1.3 million during the three and nine months ended March 31, 2021.
During the three months ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the Condensed Consolidated Balance Sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the Condensed Consolidated Statements of Income. As of March 31, 2022 and June 30, 2021, the Company recorded nil and $0.1 million such expenses in the other current liabilities, respectively. The Company recorded nil and $0.3 million such non-cash compensation expense during the three and nine months ended March 31, 2022, respectively, and $0.8 million and $2.2 million during the three and nine months ended March 31, 2021, respectively. As of March 31, 2022, the Company granted RSUs valued at $4.0 million to participants, which were fully vested due to achievement of certain objective measures.
The following table summarizes the Company’s PRSUs activities for the nine months ended March 31, 2022:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Granted	194,000	$48.65
Vested	(151,199)	$19.44
Forfeited	(1,000)	$16.22
Nonvested at March 31, 2022	395,625	$36.68	2.11	$21,620,906
Stock Options
The Company did not grant any stock options during the three and nine months ended March 31, 2022 and 2021. The following table summarizes the Company's stock option activities for the nine months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2021	487,875	$7.99	2.32	$10,928,653
Exercised	(93,000)	$9.24
Outstanding at March 31, 2022	394,875	$7.70	1.78	$18,541,050
Options vested and expected to vest	394,875	$7.70	1.78	$18,541,050
Exercisable at March 31, 2022	394,875	$7.70	1.78	$18,541,050

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months End March 31,
2022
Volatility rate	66.4%
Risk-free interest rate	0.3%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$1,282	$427	$3,560	$1,195
Research and development	1,814	1,316	4,769	3,639
Selling, general and administrative	5,177	2,082	13,125	5,091
	$8,273	$3,825	$21,454	$9,925

As of March 31, 2022, total unrecognized compensation cost under the Company's equity plans was $86.2 million, which is expected to be recognized over a weighted-average period of 3.5 years.

10. Income Taxes

The Company recognized income tax expense of approximately $2.9 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense of $2.9 million for the three months ended March 31, 2022 included a $0.7 million discrete tax expense related to the Company’s $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture. The income tax expense of $1.0 million for the three months ended March 31, 2021 included immaterial discrete tax. Excluding the $4.5 million revaluation gain and the $0.7 million of discrete income tax items, the effective tax rate for the three months ended March 31, 2022 and 2021 was 7.4% and 6.3%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $34.5 million ($30.0 million of pretax book income excluding the $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture) for the three months ended March 31, 2022 as compared to a pretax book income of $16.0 million for the three months ended March 31, 2021 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company recognized income tax expense of approximately $38.3 million and $2.7 million for the nine months ended March 31, 2022 and 2021, respectively. The income tax expense of $38.3 million for the nine months ended March 31, 2022 included a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million of other discrete income tax items. The income tax expense of $2.7 million for the nine months ended March 31, 2021 included a $0.04 million discrete tax benefit. Excluding the discrete income tax items ($396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the nine months ended March 31, 2022 and 2021 was 6.0% and 7.0%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $476.4 million ($80.4 million of pretax book income excluding the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the nine months ended March 31, 2022 as compared to a pretax book income of $39.0 million for the nine months ended March 31, 2021 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2021 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2021 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2022, the gross amount of unrecognized tax benefits was approximately $7.8 million, of which $4.8 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through March 2022. The Company will continue to monitor ongoing developments and potential impact to its financial statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment and Geographic Information

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Hong Kong	$164,555	$139,167	$472,399	$396,879
China	31,883	28,110	91,958	74,250
South Korea	2,745	473	8,862	4,069
United States	3,534	1,088	9,004	3,683
Other countries	522	374	1,370	712
	$203,239	$169,212	$583,593	$479,593

During the three months ended March 31, 2022, the Company corrected an immaterial error to reduce revenues in Hong Kong by $0.5 million, and to increase the revenues in China and South Korea by $0.1 million and $0.4 million, respectively, for the three months ended March 31, 2021. During the nine months ended March 31, 2022, the Company corrected an immaterial error to reduce revenues in Hong Kong by $3.9 million, as well as to increase the revenues in China and South Korea by $0.2 million and $3.7 million, respectively, for the nine months ended March 31, 2021.

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Power discrete	$140,572	$122,615	$406,235	$355,487
Power IC	60,359	43,385	167,782	115,224
Packaging and testing services	2,308	3,212	9,576	8,882
	$203,239	$169,212	$583,593	$479,593

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	March 31, 2022	June 30, 2021
	(in thousands)
China	$96,679	$350,387
United States	170,213	118,756
Other countries	3,849	2,494
	$270,741	$471,637

12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2022 and June 30, 2021, the Company had approximately $106.6 million and $81.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of March 31, 2022 and June 30, 2021, the Company had approximately $102.7 million and $90.0 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2022 and June 30, 2021.
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

13. Cybersecurity Incident

In April 2022, the Company became aware of a cybersecurity incident involving unauthorized access to one email account at the Company, which caused the Company to make payments to unauthorized bank accounts. As a result, the Company recorded a loss of $1.5 million due to the incident for the three months ended March 31, 2022. The financial impact of this incident is not material, and the Company expects there will be no changes to previously released financial results or financial statements. Immediately following the discovery, the Company commenced an investigation, contained the incident and implemented additional protective measures and internal control policies and procedures. The Company has also retained a leading professional cybersecurity investigation firm to conduct a full forensic analysis of the incident, and expects to take further protective measures as warranted. The Company has alerted law enforcement authorities and banking institutions in an effort to recover the lost amount. While this incident appears to be isolated and its financial impact identified to date is not material, we cannot be certain that we have not incurred other damages and losses until a full investigation is concluded.

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
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,400 products, and has grown significantly with the introduction of over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively, and 200 new products in the fiscal year ended June 30, 2019. During the nine months ended March 31, 2022, we introduced an additional 116 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 883 patents and 55 patent applications in the United States as of March 31, 2022. We also have a total of 927 foreign patents, which were based primarily on our research and development efforts through March 31, 2022. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal and portable computers, graphic cards, flat panel TVs, home appliances, smart phones, battery packs, game consoles, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended March 31, 2022, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high quarterly revenue of $203.2 million for the three months ended March 31, 2022, a 20.1% growth compared to the same quarter last year.

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

On December 24, 2021, we entered into a share transfer agreement with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million based on the currency exchange rate as of December 24, 2021. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, we owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

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

We reduced our ownership of the JV Company to below 50% to increase the flexibility of the JV Company to raise capital to fund its future expansion. Following the Transaction and the successful ramp up to its Phase I target run rate in the September quarter of 2021, as planned, the JV Company intends to raise up to $200 million, including the $80 million funding on January 26, 2022, through private funding rounds for its Phase II expansion. In addition to immediate private funding rounds, the JV Company is also contemplating an eventual listing on the Science and Technology innovAtion boaRd, or STAR Market, of the Shanghai Stock Exchange. The Transaction assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, , we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we also took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, vaccine and testing protocols,

Since the start of the second quarter of calendar year 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. However, infection rates continued to fluctuate in various regions and new strains of the virus remain a risk, including a surge of COVID-19 cases and hospitalization due to the spread of Omicron variants in late 2021 and early 2022. During the first calendar quarter of 2022,

COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. However, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates.

In April 2022, the operations of our two packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. Our facilities in Shanghai were required to shut down and production was halted beginning in mid-April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We have been working closely with factory management to separate non-infected employees from infected employees, perform regular COVID-19 testing, and secure food, water, and other necessary supplies to support employees who have been affected. In addition, we have been working with local authorities to obtain permission to reopen the facilities, and as of the date of this Form 10-Q, we have received permission to reopen our facilities partially under a “closed-loop” arrangement. Under this arrangement, some of our employees are allowed to live and work on the premises. However, the pace at which we can resume full operations remains challenging due to difficulties in bringing back our workforce to the facilities, procuring certain raw materials and resolving logistical bottlenecks, and we also expect to incur additional costs to implement and maintain public health safety measures and protocols at our factories as required by the Shanghai authorities. Currently we intend to gradually ramp up production at these facilities in May and return to normal operation in June 2022, assuming no additional restriction and lockdown are imposed by the government. Furthermore, while we seek to secure alternative sources of packaging capacity from third-party providers to mitigate the loss of in-house packaging capacity, there is no guarantee that such sources are available. Even if alternative sources are available, it will be difficult to complete the transition to a new supplier efficiently and timely, and we currently do not expect to secure sufficient third-party sources to substitute or replace fully our in-house packaging and testing capacity. The suspension of our Shanghai facilities, and the subsequent partial resumption of production, reduces our ability to complete orders from our customers in a timely manner, or at all, which is expected to adversely affect our revenue and results of operation for the three months ending June 30, 2022. It is uncertain how long the Shanghai government intends to impose a shutdown, and even when lifted, the government may reimpose strict zero-positive-case requirements and lockdown. It is not possible to predict at this time the ultimate duration of these restrictions or the impact on financial results in the near-term.

The full extent of the longer-term impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures, including local and regional lockdown and quarantines; the disruption of global supply chain; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our business operations and financial expenditures in response to continued uncertainty.

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

Manufacturing costs and capacity availability:  Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. While we continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity, and we are currently negotiating a foundry agreement for the JV Company to provide guarantee level of capacity, the JV Company may take actions or make decisions that adversely impact our ability to access required capacity, and our lack of control and influence may prevent us from eliminating or mitigating such risk.

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

The company is not currently subject to the Base Erosion and Anti-Abuse (BEAT) tax , which is a tax imposed on certain entities who make payments to their non US affiliates, where such payments reduce the US tax base . The BEAT tax is imposed at a rate of 10% on Adjusted Taxable Income, excluding certain payments to foreign related entities. It is an incremental tax over and above the corporate income tax and is recorded as a period cost. It is possible that this tax could be applicable in future periods, which would cause an increase to the effective tax rate and cash taxes.

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

Equity method investment gain/loss from equity investee

We use the equity method of accounting when we have the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the company. Effective December 2, 2021, we reduced our equity interest in the JV Company below 50% of outstanding equity ownership and experienced a loss of control of the JV Company. As a result, we record our investment under equity method of accounting. Since we are unable to obtain accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of such affiliate on a one quarter lag.

We record our interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Operations.
Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2022 and 2021. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$203,239	$169,212	100.0%	100.0%	$583,593	$479,593	100.0%	100.0%
Cost of goods sold	130,837	116,521	64.4%	68.9%	378,259	335,630	64.8%	70.0%
Gross profit	72,402	52,691	35.6%	31.1%	205,334	143,963	35.2%	30.0%
Operating expenses
Research and development	16,545	15,557	8.1%	9.2%	50,873	45,671	8.7%	9.5%
Selling, general and administrative	24,625	19,338	12.1%	11.4%	70,563	56,579	12.1%	11.8%
Total operating expenses	41,170	34,895	20.2%	20.6%	121,436	102,250	20.8%	21.3%
Operating income	31,232	17,796	15.4%	10.5%	83,898	41,713	14.4%	8.7%

Other income (loss), net	263	(253)	0.2%	(0.1)%	720	2,087	0.1%	0.4%
Interest income (expense), net	(308)	(1,562)	(0.2)%	(1.1)%	(3,025)	(4,832)	(0.5)%	(1.0)%
Gain on deconsolidation of the JV Company	—	—	—%	—%	399,093	—	68.4%	—%
Gain (loss) on changes of equity interest in the JV Company, net	4,501	—	2.2%	—%	(3,140)	—	(0.5)%	—%
Net income before income taxes	35,688	15,981	17.6%	9.3%	477,546	38,968	81.9%	8.1%
Income tax expense	2,902	1,014	1.4%	0.6%	38,318	2,694	6.6%	0.6%
Net income before loss from equity method investment	32,786	14,967	16.2%	8.7%	439,228	36,274	75.3%	7.5%
Equity method investment loss from equity investee	1,136	—	0.6%	—%	1,136	—	0.2%	—%
Net income	31,650	14,967	15.6%	8.7%	438,092	36,274	75.1%	7.5%
Net gain (loss) attributable to noncontrolling interest	—	(1,133)	—%	(0.7)%	20	(2,303)	—%	(0.5)%
Net income attributable to Alpha and Omega Semiconductor Limited	$31,650	$16,100	15.6%	9.4%	$438,072	$38,577	75.1%	8.0%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,282	$427	0.6%	0.3%	$3,560	$1,195	0.6%	0.2%
Research and development	1,814	1,316	0.9%	0.8%	4,769	3,639	0.8%	0.8%
Selling, general and administrative	5,177	2,082	2.5%	1.2%	13,125	5,091	2.2%	1.1%
Total	$8,273	$3,825	4.0%	2.3%	$21,454	$9,925	3.6%	2.1%

Three and Nine Months Ended March 31, 2022 and 2021
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$140,572	$122,615	$17,957	14.6%	$406,235	$355,487	$50,748	14.3%
Power IC	60,359	43,385	16,974	39.1%	167,782	115,224	52,558	45.6%
Packaging and testing services	2,308	3,212	(904)	(28.1)%	9,576	8,882	694	7.8%
	$203,239	$169,212	$34,027	20.1%	$583,593	$479,593	$104,000	21.7%

Total revenue was $203.2 million for the three months ended March 31, 2022, an increase of $34.0 million, or 20.1%, as compared to $169.2 million for the same quarter last year. The increase was primarily due to an increase of $18.0 million and $17.0 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to an 24.1% increase in average selling price, offset by an 2.4% decrease in unit shipments as compared to same quarter last year due to a shift in product mix. The decrease in revenue of packaging and testing services for the three months ended March 31, 2022, as compared to same quarter last year, was primarily due to decreased demand.

Total revenue was $583.6 million for the nine months ended March 31, 2022 an increase of $104.0 million, or 21.7%, as compared to $479.6 million for the same period last year. The increase was primarily due to an increase of $50.7 million and $52.6 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to an 25.3% increase in average selling price, partially offset by a 2.9% decrease in unit shipments as compared to same period last year due to a shift in product mix. The increase in revenue of packaging and testing services for the nine months ended March 31, 2022, as compared to same period last year, was primarily due to increased demand.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$130,837	$116,521	$14,316	12.3%	$378,259	$335,630	$42,629	12.7%
Percentage of revenue	64.4%	68.9%			64.8%	70.0%
Gross profit	$72,402	$52,691	$19,711	37.4%	$205,334	$143,963	$61,371	42.6%
Percentage of revenue	35.6%	31.1%			35.2%	30.0%

Cost of goods sold was $130.8 million for the three months ended March 31, 2022, an increase of $14.3 million, or 12.3%, as compared to $116.5 million for the same quarter last year. The increase was primarily due to 20.1% increase in revenue. Gross margin increased by 4.5 percentage points to 35.6% for the three months ended March 31, 2022, as compared to 31.1% for the same quarter last year. The increase in gross margin was primarily due to better product mix during the three months ended March 31, 2022.

Cost of goods sold was $378.3 million for the nine months ended March 31, 2022, an increase of $42.6 million, or 12.7%, as compared to $335.6 million for the same period last year. The increase was primarily due to 21.7% increase in revenue. Gross margin increased by 5.2 percentage points to 35.2% for the nine months ended March 31, 2022, as compared to 30.0% for the same period last year. The increase in gross margin was primarily due to better product mix during the nine months ended March 31, 2022.
Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$16,545	$15,557	$988	6.4%	$50,873	$45,671	$5,202	11.4%
Research and development expenses were $16.5 million for the three months ended March 31, 2022, an increase of $1.0 million, or 6.4%, as compared to $15.6 million for the same quarter last year. The increase was primarily attributable to a $1.6 million increase in employee compensation and benefits expense mainly due to higher salary related expenses and higher bonuses accrual, a $0.5 million increase in share-based compensation expense due to an increase in stock awards granted and $0.3 million in allocation, partially offset by $1.3 million decrease in product prototyping engineering expense as a result of decreased engineering activities during the current quarter.
Research and development expenses were $50.9 million for the nine months ended March 31, 2022, an increase of $5.2 million, or 11.4%, as compared to $45.7 million for the same period last year. The increase was primarily attributable to a $4.8 million increase in employee compensation and benefits expense mainly due to higher salary related expenses and higher bonuses, a $1.1 million increase in share-based compensation expense due to an increase in stock awards granted, a $0.2 million increase in depreciation expense and $0.6 million in allocation, partially offset by a $1.7 million decrease in product prototyping engineering expense as a result of decreased engineering activities during the current period.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$24,625	$19,338	$5,287	27.3%	$70,563	$56,579	$13,984	24.7%

Selling, general and administrative expenses were $24.6 million for the three months ended March 31, 2022, an increase of $5.3 million, or 27.3%, as compared to $19.3 million for the same quarter last year. The increase was primarily attributable to a $0.9 million increase in employee compensation and benefits expenses mainly due to higher salary related expenses, higher bonus expenses accrual and increased business insurance expenses, a $3.1 million increase in share-based compensation expense due to an increase in stock award granted, and a $1.5 million in loss of a cybersecurity incident, partially offset by a $0.4 million decrease in legal expense related to the government investigation during the current quarter.
Selling, general and administrative expenses were $70.6 million for the nine months ended March 31, 2022, an increase of $14.0 million, or 24.7%, as compared to $56.6 million for the same period last year. The increase was primarily attributable to a $7.0 million increase in employee compensation and benefits expenses mainly due to higher salary related expenses, higher bonus expenses and business insurance expenses, a $8.0 million increase in share-based compensation expense due to an increase in stock award granted as well as $1.5 million in loss of a cybersecurity incident, partially offset by a $1.8 million decrease in legal expenses related to the government investigation, a $0.3 million decrease in marketing demo and trade shows costs as a result of the COVID-19 pandemic, and a $0.4 million decrease in depreciation during the current period.
Other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$263	$(253)	$516	(204.0)%	$720	$2,087	$(1,367)	(65.5)%
Other income (loss), net increased by $0.5 million during the three months ended March 31, 2022 as compared to the same quarter last year was primarily due to decrease in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Other income (loss), net decreased by $1.4 million during the nine months ended March 31, 2022 as compared to the same quarter last year was primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Interest income (expense), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income (expense), net	$(308)	$(1,562)	$1,254	(80.3)%	$(3,025)	$(4,832)	$1,807	(37.4)%

Interest income (expense), net decreased by $1.3 million during the three months ended March 31, 2022 as compared to the same quarter last year was primarily due to a $1.2 million decrease in interest expenses as a result of the JV Company being deconsolidated in December 2021.

Interest income (expense), net decreased by $1.8 million during the nine months ended March 31, 2022 as compared to the same period last year was primarily due to a $1.6 million decrease in interest expenses as a result of the JV Company being deconsolidated in December 2021.

Gain on deconsolidation of the JV Company and Gain/loss on changes of equity interest in the JV Company
Effective December 1, 2021, we entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which we sold to the Investor approximately 2.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The STA contained customary representations, warranties and covenants. The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, our equity interest in the JV Company decreased from 50.9% to 48.8%, Also, our right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. We no longer have a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain, a majority of the subsidiary’s Board of Directors. All of these loss of control factors were present for us as of December 2, 2021. Accordingly, since December 2, 2021, AOS has accounted for its investment in the JV Company using the equity method of accounting. On December 24, 2021, we entered into a STA with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021. On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of JV for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by us was reduced to 42.2%.

During the nine months ended March 31, 2022, we recorded a $399.1 million of gain on deconsolidation of the JV Company. During the three and nine months ended March 31, 2022, we recorded a $4.5 million of gain on changes of equity interest in the JV Company and $3.1 million of loss on changes of equity interest in the JV Company.

We account for our investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and nine months ended March 31, 2022, we recorded $1.1 million of its equity in loss of the JV Company, net of tax, using lag reporting.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$2,902	$1,014	$1,888	186.2%	$38,318	$2,694	$35,624	1,322.3%

The Company recognized income tax expense of approximately $2.9 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense of $2.9 million for the three months ended March 31, 2022 included a $0.7 million discrete tax expense related to the Company’s $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture. The income tax expense of $1.0 million for the three months ended March 31, 2021 included immaterial discrete tax. Excluding the $4.5 million revaluation gain and the $0.7 million of discrete income tax items, the effective tax rate for the three months ended March 31, 2022 and 2021 was 7.4% and 6.3%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $34.5 million ($30.0 million of pretax book income excluding the $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture) for the three months ended March 31, 2022 as compared to a pretax book income of $16.0 million for the three months ended March 31, 2021 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company recognized income tax expense of approximately $38.3 million and $2.7 million for the nine months ended March 31, 2022 and 2021, respectively. The income tax expense of $38.3 million for the nine months ended March 31, 2022 iincluded a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million of other discrete income tax items. The income tax expense of $2.7 million for the nine months ended March 31, 2021 included a $0.04 million discrete tax benefit. Excluding the discrete income tax items ($396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the nine months ended March 31, 2022 and 2021 was 6.0% and 7.0%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $476.4 million ($80.4 million of pretax book income excluding the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the nine months ended March 31, 2022 as compared to a pretax book income of $39.0 million for the nine months ended March 31, 2021 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2021 remain open to examination by U.S. federal and state tax authorities. The tax years 2013 to 2021 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2022, the gross amount of unrecognized tax benefits was approximately $7.8 million, of which $4.8 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.
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
On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022. As of March 31, 2022, there was $45.0 million outstanding balance under the loan.
On October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matures on February 14, 2021 and is based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.7 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of March 31, 2022, the total outstanding balance of this loan was $1.7 million.
On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of March 31, 2022, the total outstanding balance of this loan was $0.6 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2022, the Borrower was in compliance with these covenants. As of March 31, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.
On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2022. As of March 31, 2022, the outstanding balance of the term loan was $14.4 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2022. As of March 31, 2022, the outstanding balance of the term loan was $3.7 million.

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders’ equity. We did not repurchase any shares pursuant to the Repurchase Plan during the nine months ended March 31, 2022. Since the inception of the program, we repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  As of March 31, 2022, of the 6,784,648 repurchased shares, 166,645 shares with a weighted average repurchase price of $10.07 per share, were reissued at an average price of $5.02 per share pursuant to option exercises and vested restricted share units. We had $13.4 million remained available under the Repurchase Program as of March 31, 2022.

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
Cash, cash equivalents and restricted cash
As of March 31, 2022 and June 30, 2021, we had $323.4 million and $204.8 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $323.4 million and $204.8 million cash, cash equivalents and restricted cash, $277.0 million and $134.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$193,196	$84,524
Net cash used in investing activities	(91,142)	(40,412)
Net cash provided by (used in) financing activities	16,351	(16,323)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	152	3,982
Net increase in cash, cash equivalents and restricted cash	$118,557	$31,771

Cash flows from operating activities
Net cash provided by operating activities of $193.2 million for the nine months ended March 31, 2022 resulted primarily from net income of $438.1 million and net changes in assets and liabilities using cash of $62.0 million, partially offset by non-cash expenses of $306.9 million. The non-cash expenses of $306.9 million primarily included $399.1 million of gain on deconsolidation of the JV Company, partially offset by $3.1 million of loss on changes of equity interest in the JV Company, $30.0 million of deferred income tax on deconsolidation and changes of equity interest in the JV Company, $34.3 million of depreciation and amortization expenses, $1.1 million of loss on equity investment, $21.5 million of share-based compensation expense, and $2.2 million of deferred income taxes. The net changes in assets and liabilities of $62.0 million were primarily due to a $65.1 million increase in accrued and other liabilities, a $3.5 million increase in income taxes payable on deconsolidation and changes of equity interest in the JV Company, a $15.6 million increase in accounts payable due to timing of payments, and a $34.4 million increase in other payable from equity investee, partially offset by a $3.6 million increase in accounts receivable as a result of timing of the shipments and payments collected, a $42.9 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, a $10.1 million increase in other current and long-term assets due to increase in advance payments to vendors.
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
Cash flows from investing activities
Net cash used in investing activities of $91.1 million for the nine months ended March 31, 2022 was primarily attributable to cash disposed upon deconsolidation of the JV Company of $20.7 million, purchases of property and equipment of $15.0 million for the JV Company, and purchases of property and equipment of $83.0 million for other than the JV Company, partially offset by proceeds from the sale of equity interest in the JV Company of $26.3 million and government grants related to fixed assets of $1.2 million.
Net cash used in investing activities of $40.4 million for the nine months ended March 31, 2021 was primarily attributable to $40.5 million purchases of property and equipment, including $15.6 million purchased by the JV Company.
Cash flows from financing activities
Net cash used in financing activities of $16.4 million for the nine months ended March 31, 2022 was primarily attributable to $59.3 million proceeds from borrowings, and $3.3 million of proceeds from exercise of stock options and ESPP, partially offset by $33.7 million in repayments of borrowings, $4.2 million in payment of finance lease obligations, and $8.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, we have experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities.

Since the start of the second quarter of calendar year 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. However, infection rates continued to fluctuate in various regions and new strains of the virus remain a risk, including a surge of COVID-19 cases and hospitalization due to the spread of Omicron variants in late 2021 and early 2022. During the first calendar quarter of 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. However, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components and raw materials, and delays in shipments, product development, and product launches and rising inflation rates, any of which may adversely affect our operations. In addition, actions by United States federal, state and local governments, as well as by foreign governments, to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses.

COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities.

In April, 2022, the city of Shanghai, China entered into a strict lockdown due to surging COVID-19 cases and the local government’s imposition of the “Zero Covid” policy. Our packaging and assembly facilities in Shanghai were shut down and production has been halted beginning in mid-April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our Songjiang factory. While we have recently received permission to reopen our facilities partially, the pace at which we can resume full operations remains challenging due to difficulties in bringing back our workforce to the facilities, procuring certain raw materials and resolving logistical bottlenecks, and we also expect to incur additional costs to implement and maintain public health safety measures and protocols at our factories as required by the Shanghai authorities. Currently we intend to gradually ramp up production at these facilities in May and return to normal operation in June 2022, assuming no additional restriction and lockdown are imposed by the government. However, there is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operations and financial conditions.

We also expect to incur additional incremental costs to comply with various public health and safety requirements imposed by the Shanghai government, which may continue for an extended period of time even after city-wide lockdown is lifted. Furthermore, while we intend to secure alternative sources of packaging capacity from third-party providers to mitigate the impact of the shutdown, there is no guarantee that such source will be available or on terms that are reasonable to us. Even if alternative sources are available, it will be difficult to complete the transition to such sources efficiently and timely, and we currently do not expect that we will be able to secure sufficient third-party packaging sources to substitute or replace fully our in-house capacity. The suspension of our Shanghai facilities, and the subsequent partial resumption of production, are reducing our ability to complete orders from our customers in a timely manner or at all, which is expected to adversely affect our revenue and results of operation for the three months ending June 30, 2022. It is uncertain how long the Shanghai government intends to impose and extend the lockdown, and even when lifted, the government may reimpose strict zero-positive-case requirements in the future that will negatively impact our business operations.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors beyond our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures such as lockdowns and quarantines; the continuing global disruption in supply chains in our industries and the impact of the pandemic on the global economy, inflation and demand for consumer products. Even after the pandemic has subsided and economic activities gradually increase, we may continue to experience material and adverse impacts to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic impact, including any recession that may occur in the future in our industries, as well as possible continuing inflationary impacts resulting from these factors.

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

In April 2022, the operations of our packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. The facilities were required to shut down and production was halted since mid-April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. While we have recently received permission to reopen our facilities partially, the pace at which we can resume full operations remains challenging due to difficulties in bringing back our workforce to the facilities, procuring certain raw materials and resolving logistical bottlenecks, and we also expect to incur additional costs to implement and maintain public health safety measures and protocols at our factories as required by the Shanghai authorities. Currently we intend to gradually ramp up production at these facilities in May and return to normal operation in June 2022, assuming no additional restriction and lockdown are imposed by the government. However, there is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operation and financial condition. Furthermore, while we intend to secure alternative sources of packaging capacity from third-party providers, there is no guarantee that such sources are available, and even if available, it will be difficult to complete the transition efficiently and timely, and such alternative source of capacity is not expected to be sufficient to substitute or replace fully our in-house capacity. The suspension of our Shanghai facilities had a negative impact on our production and is expected to adversely affect our revenue and results of operation for the three months ending June 30, 2022. It is uncertain how long the city-wide shutdown will last, and even when lifted, the government may impose strict zero-positive-case requirements before allowing our factory to reopen and our production to resume. It is not possible to predict at this time the ultimate duration of these restrictions or the impact on financial results in the near-term.

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
•our limited experience in operating a high-volume packaging and testing facility; and
•operation stoppage due to the city-wide COVID-19 lockdown.

Any of the foregoing risks could adversely affect our capacity to package and test our products, which could delay shipment of our products, result in higher expenses, reduce revenue, damage our relationships with customers and otherwise adversely affect our business, results of operations, financial condition and prospects.

Our business operations and financial conditions may be adversely affected by any disruption in our information technology systems, including any cyberattacks and breaches.

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

In addition, recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. In the past, we also experienced ransomware attacks on our information technology system. In April, 2022, we became aware of a cybersecurity incident involving unauthorized access to one email account at the Company, which caused us to make payments to unauthorized bank accounts. We recorded a loss of $1.5 million due to the incident for the three months ended March 31, 2022. Immediately following the discovery, we commenced an investigation, contained the incident and implemented additional protective measures and internal control policies and procedures. We also alerted law enforcement authorities and banking institutions in an effort to recover the lost amount. While this incident appears to be isolated and its financial impact identified to date is not material, we cannot be certain that we have not incurred other damages and losses until a full investigation is concluded, and there is no guarantee that we will be able to recover the lost amount.

While these attacks did not have a material adverse effect on our business operation or results of operations, they caused temporary disruptions and interfered with our operations. Any cybersecurity breach and financial loss may also have a negative impact on our internal control over financial reporting. While we have implemented additional measures to enhance our security protocol to protect our system and intend to do so in response to any threats, there is no guarantee that future attacks would be thwarted or prevented. We also expect to incur additional costs and expenses to upgrade our information technology system and establish additional protective measures to prevent future breaches. Furthermore, despite our efforts to investigate, improve and remediate the capability and performance of our information technology system, we may not be able to discover all weaknesses, breaches and vulnerabilities, and failure to do so may expose us to higher risk of data loss and adversely affect our business operations and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended March 31, 2022, we did not repurchase any shares under the Repurchase Program. As of March 31, 2022, approximately $13.4 million remained available under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1	Fourth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited
10.2	Fifth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)