Form 10-K
period 2022-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2022-09-20
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2021 was approximately $1,327 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2021 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 27,397,273 shares of the registrant's common shares outstanding as of August 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2022.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2022

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,500 products, and has grown significantly with the introduction of over 130 new products in the fiscal year ended June 30, 2022, and over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 888 patents and 62 patent applications in the United States as of June 30, 2022. We also have a total of 936 foreign patents, which were based primarily on our research and development efforts through June 30, 2022. We differentiate ourselves by integrating our expertise in technology, design, and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, graphics cards, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2022, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs for the home appliance market, as well as power ICs for next generation computing and gaming applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets around the world. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab"), which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance. Recently we expanded and upgraded our manufacturing capabilities at the Oregon Fab. The expansion is expected to be completed in the fiscal quarter ending March 31, 2023. To meet the market demand for more mature high-volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, costs and sales cycle time.

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (the “Chongqing Fab”) in the LiangJiang New Area of Chongqing, China (the “JV

Transaction”). The Chongqing Fab is being built in phases. As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The JV Company was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021.

Effective December 1, 2021, the Company entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which the Company sold to the Investor approximately 2.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, the Company’s equity interest in the JV Company decreased from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors from four (4) directors prior to the Transaction. As a result of the Transaction, AOS no longer had a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding equity interest in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s board of directors. Because of these factors, as of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the financial statements of the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting.

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 60 million, or approximately $9.4 million. In addition, on December 30, 2021, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange for cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of the JV Company for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Immediately following the closing of the Investment, the percentage of outstanding JV Company equity interest beneficially owned by the Company was further reduced to 42.2%.

We were incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of our registered office is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The address of our U.S. office is Alpha and Omega Semiconductor Incorporated, 475 Oakmead Parkway, Sunnyvale, CA 94085. Telephone number of our U.S. office is (408) 830-9742. We have incorporated various wholly-owned subsidiaries in different jurisdictions, and a subsidiary (the JV Company) in which we have a minority interest. Please refer to Exhibit 21.1 to this Form 10-K for a complete list of our subsidiaries.
Our industry

Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. With advances in semiconductor technology, the functionality and performance of semiconductors have generally increased over time, while size and cost have generally decreased. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets and have contributed to the growth of the semiconductor industry. This has been accelerated by more regulations governing energy efficiency in many end applications.
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
Our strategies

Our strategy is to advance our position as a leading designer, developer and global supplier of a broad portfolio of power semiconductors. To accomplish this, we have adopted a strategy that allows us to accelerate the development of our proprietary technology at our in-house fabrication facilities, bring new products to market faster, and improve our financial performance in the long run. This model also provides quicker response to our customer demands, enhances relationships with strategic customers, and provides flexibility in capacity management and geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain operational risks and costs associated with utilizing third-party foundries. We recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. The expansion is expected to be completed in the fiscal quarter ending March 31, 2023.

Although our largest end-market is the personal computing (“PC”) market, we have successfully diversified our business by expanding into other markets, including the consumer, communications, power supply and industrial markets. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,500 products and we have introduced over 130 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. We are also in the process of developing a digital power controller and smart power stage product lines based on the technology that we licensed from STMicro. We believe that our increased product offerings will allow us to penetrate new end-market applications and provide us with an important competitive advantage. OEMs and ODMs generally prefer to limit their supplier base to a smaller set of vendors capable of providing a comprehensive menu of products across multiple electronic platforms.
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
Leverage global business model for cost-effective growth

We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We plan to further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of our end customers and their end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins. While we no longer retain a controlling interest in the JV Company, we expect to continue our strong relationship with the JV Company to support our manufacturing capacity, and we recently entered into a new agreement with the JV Company pursuant to which the JV Company agrees to provide us with a guaranteed supply of a fixed number of wafers until December 2023. In addition, we intend to continue to seek potential partners and collaborators to develop new technologies and products, as well as to explore other strategic transactions that will enable us to expand our manufacturing capacity and establish our global footprint.

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

During the fourth quarter of fiscal year of 2022, we introduced compact, 30V, 3A Buck Regulator Module. This device offers a simple, compact solution suited to a wide variety of applications such as industrial, factory automation, networking, and general-purpose point of load. We also introduced 2-in-1 super low capacitance TVS for USB4.0 & thunderbolt 4.0 & HDMI2.1 protection. This device provides the best solution for an ideal pin-out for differential signal, space saving of super high-speed interface application, and reduces the part counts on circuit board. We believe this new approach benefits customers to accomplish the best design and logistics management.

During the third quarter of fiscal year of 2022, we introduced the AOZ71026QI, a 2 rail, 6 phase controller for notebook Vcore power delivery. This new device features the world’s lowest quiescent power for a multiphase controller designed to meet Intel IMVP 8, 9, 9.1, and 9.2 specifications. We released the 600V 110mOhm and 140mOhm αMOS5™ Super Junction MOSFETs in DFN8x8 Package. αMOS5 is AOS’s latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications. We also released AOZ32034AQV, a new product in the family of coil drivers for wireless charging transmitter circuits of up to 50W. Packaged in a thermally enhanced QFN 4 x 4 package, the device is designed for wireless charging applications in charging stations, cordless power tools, vacuum cleaners, drones, and other consumer electronic equipment. In addition, we released our initial eFuse product for sub-power rails in server applications. The new devices offer low RDS(ON) (20mohm) back-to-back MOSFETs to isolate the load from the input bus when the eFuse is off.

During the second quarter of fiscal year of 2022, we released 600V Low Ohmic and Fast Body Diode αMOS5™ Super Junction MOSFETs Family. αMOS5 is our latest generation of high voltage MOSFET, designed to meet the high efficiency and high-density needs for Quick Charger, Adapter, PC Power, Server, Industrial Power, Telecom, and Hyperscale Datacenter applications. We also released our latest 80V Power MOSFET using patented Shield Gate Technology which is optimized for higher switching frequencies used in telecom and server power supply to achieve higher efficiency. The 80V MOSFET family of devices offers the highest levels of power density and energy efficiency, which are essential in solar, power supplies, and battery power applications such as in eScooters.

During the first quarter of fiscal year of 2022, we announced a new family of Coil Drivers. The device is ideally suited to the design of Wireless Charging TX circuits used in cordless power tools, vacuum cleaners, drones, and other consumers’ electronic equipment composed of full-bridge topology with a resonant tank circuit to get the best power conversion efficiency. We also announced a new Type-C Power Delivery high voltage sink protection switch using ideal diode methodology for reverse current protection. The new devices offer low RDS(ON) (20mohm) back-to-back MOSFETs to block any reverse current under fault conditions and are capable of up to 28V absolute maximum voltage. In addition, we introduced the first product of the AOS Digital Controller product portfolio. The AOZ97774QE is offered in a QFN 5mm x 5mm package and provides the industry’s most flexible DC/DC controller supporting 5G Wireless, Networking, Optical Communication, and General-Purpose DC/DC applications.

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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under our agreements with distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2022, 2021 and 2020, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 39.7% and 24.6% of our revenue, respectively, for the fiscal year ended June 30, 2022, 35.4% and 28.7% of our revenue, respectively, for the fiscal year ended June 30, 2021, and 35.5% and 29.3% of our revenue, respectively, for fiscal year ended June 30, 2020, respectively.
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
Backlog
Our sales are made primarily pursuant to standard purchase orders from distributors and direct customers. The amount of backlog to be shipped during any period depends on various factors, and all orders are subject to cancellation or modification, usually with no penalty to customers. The quantities actually purchased by customers, as well as shipment schedules, are frequently revised to reflect changes in both the customers’ requirements and in manufacturing availability. Therefore, our backlog at any point in time is not a reliable indicator of our future revenue.
Research and development

Because we view technology as a competitive advantage, we invest significant time and capital in research and development to address the technology intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2022, 2021 and 2020 were $71.3 million, $63.0 million and $51.3 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Taiwan, and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources to develop and enhance our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. We believe that our efforts to develop innovative packaging technologies will continue to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2022, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon Fab, and more recently, at the Chongqing Fab as well as the third-party foundries that fabricate our wafers. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

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
Wafer fabrication

Our Oregon Fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries. During the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon Fab and Chongqing Fab. We recently entered into a new agreement with the JV Company pursuant to which the JV Company agrees to provide us with a guaranteed supply of a fixed number of wafers until December 2023. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 10.3%, 11.5% and 12.7% of the wafers used in our products for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2022, we had 888 patents issued in the United States, of which 881 were based on our research and development efforts and 7 were acquired, and these patents are set to expire between 2022 and 2041. We also had a total of 936 foreign patents, including 433 Chinese patents, 460 Taiwanese patents, 24 Korean patents, 4 Hong Kong patents, 5 Philippine patents, 8 Japanese patents, 1 Europe patent and 1 India patent as of June 30, 2022. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2023 and 2041. In addition, as of June 30, 2022, we had a total of 185 patent applications, of which 62 patents were pending in the United States, 76 patents were pending in China, 36 patents were pending in Taiwan and 11 patents were pending in other countries.

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
Human Capital Resources

As of June 30, 2022, we had 2,451 employees, of whom 753 were located in the United States, 1,527 were located in China, and 171 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

We are committed to providing a work environment in which our employees can realize fully their talents and develop successful careers. As our strength is in our people, we invest significantly in our employees by providing a wide range of training and development opportunities, including mentoring, coaching, attendance at external seminars and professional conferences, and regular in-house training sessions on specific topics. We train our managers to become good stewards for our employees, balancing the need of quality of life and performance results. We believe that these efforts contribute to the growth of our employees, as more than 50% of our managerial positions are filled through promotions of existing employees.

We also keep our employees engaged and informed by providing periodic all-staff communications, and semi-annual performance reviews to ensure that efforts and results are aligned with our business and strategic corporate objectives. We value feedback from our employees and have an open-door policy in our engagement with employees, and we encourage employees to have regular conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions. In addition, we conduct employee satisfaction surveys at certain locations to help management identify areas that may require improvement. As part of the AOS tradition, we also organize social events, including annual appreciation picnics (when possible given COVID-19 conditions), and holiday parties, inviting both employees and their families to join. We believe these efforts enable us to build a strong and solid group of loyal employees who form the core of our human capital resource.

We are committed to providing an environment where employees from all walks of life are treated with respect, care and dignity. To recruit new talent, we reach out to a broad range of sources, including employee referrals, on-line advertising, recruitment agencies, and other social media platforms to seek out the best qualified candidates regardless of their backgrounds. We are also focused on ensuring a diverse workforce, including our management team. Our Nominating and Corporate Governance Committee leads the effort in recruiting qualified directors to serve on our Board, and we are in compliance with applicable diversity laws. Our employees appreciate and value the strength of our people-oriented culture and the benefits the workplace diversity brings.

We commit to a fair and living wage for all employees. We offer competitive compensation and benefits packages for our employees that include a combination of base salary, annual bonus, discretionary bonus for outstanding achievements, an employee share purchase plan, time-based and performance-based long-term equity compensation. Our equity related compensation programs are designed to motivate and incentivize our employees and align their rewards to financial and other business performance goals, while increasing our shareholder value. We adhere strictly to the Company’s Code of Business Conduct and Ethics and other policies, and ensure that our employment practices respect human rights and comply with national, state and local regulatory requirements at all locations where we conduct business. In addition, we have engaged nationally-recognized outside compensation consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executives and other officers and to provide benchmarks for executive compensation as compared to peer companies.

The health and safety of our employees are paramount to our company. At each of our major locations, we have formed site safety committees that conduct regular meetings to assess and improve effectiveness of our safety policies and guidelines, to monitor safety incidents and to oversee the implementation of corrective actions. At our U.S. facilities, the COVID-19 prevention committees met regularly to update and enhance prevention measures in accordance to federal, state and county health orders, which allowed us to continue our operations without significant disruptions. In addition, to support remote-working arrangements, we provided office workers with technology resources and in some cases a monthly stipend to set up home offices. To protect our employees and their families against the COVID-19 virus, we also implemented and sponsored bi-weekly on-site COVID-19 testing beginning in January 2021 for essential employees who were authorized to work in our Sunnyvale lab facilities. Our COVID-19 prevention committees at factory sites in China took swift and decisive actions to prevent work-place contagion and to ensure the health and safety of our employees. These actions included providing employees with Personal Protective Equipments, strict visitor controls, frequent sanitization of shuttle buses, temperature checking prior to boarding the shuttles and at the factory entrances, and regular self-audits. As a result of these actions, we had zero COVID-19 cases at our facilities in China. From March 28, 2022 to June 1, 2022, our Songjiang factory was locked down in compliance with the local government’s COVID-19 prevention order. The site was locked down with 885 employees who were not allowed to leave the factory. No one from outside of the factory was permitted to enter, including cleaning crews. A steering committee chaired by the General Manager of the factory and with certain management members from production, facilities and administration was formed on-site immediately to direct the logistics and measures necessary to ensure the safety and wellbeing of our employees onsite, and to provide adequate electricity, water supplies, food, bedding and sanitary supplies. In addition, the committee also ensured that needs were met regarding government contacts, COVID-19 testing, isolation and transfer of sick employees, cleaning and disinfection of public places and restrooms, and trash disposal. All of these requirements were facilitated internally by volunteers within the facilities due to the lock-down. Many of our employees devoted themselves to meet these challenges. The quick actions of the steering committee and our dedicated volunteers with their selfless and heroic acts were indispensable for our on-site employees’ survival during the lock-down. The Company endeavored to provide all support necessary, ranging from material, monetary to psychological assistance. All personnel on-site received special allowances in addition to their regular compensation to compensate for their hardship. Employees who volunteered also received special appreciation bonuses to recognize their self-less and critical contributions. Thanks to our on-site employees and the Company’s combined efforts, when our Songjiang factory received a green light to resume production, despite the on-going city-wide lock-down in Shanghai where most citizens were still restricted in their residences, we were able to resume partial production to deliver products critical to our customers.
Environmental matters

The semiconductor production process, including the semiconductor wafer manufacturing and packaging process, generates air emissions, liquid wastes, waste water and other industrial wastes. We have installed various types of pollution control equipment for the treatment of air emissions and liquid waste and equipment for recycling and treatment of water in our packaging and testing facilities in China and wafer manufacturing facility in Oregon, USA. Waste generated at our manufacturing facilities, including but not limited to acid waste, alkaline waste, flammable waste, toxic waste, oxide waste and self-igniting waste, is collected and sorted for proper disposal. Our operations in China are subject to regulation and periodic monitoring by China’s State Environmental Protection Bureau, as well as local environmental protection authorities, including those under the Shanghai Municipal Government, which may in some cases establish stricter standards than those imposed by the State Environmental Protection Bureau. Our operation in Oregon is subject to Oregon Department of Environmental Regulations, Federal Environmental Protection Agency laws and regulations, and local jurisdictional regulations. We believe that we have been in material compliance with applicable environmental regulations and standards and have not had a material or adverse effect on our results of operations from complying with these regulations.

We have implemented an ISO 14001 environmental management system in our manufacturing facilities in China and Oregon. We also require our subcontractors, including foundries and assembly houses, to meet ISO 14001 standards. We believe that we have adopted pollution control measures for the effective maintenance of environmental protection standards consistent with the requirements applicable to the semiconductor industry in China and the U.S.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2022, 2021 and 2020, we were in compliance with the related conflict minerals rule.

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
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2022. There are no family relationships between any executive officer, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Mike F. Chang, Ph.D.	77	Chairman of the Board and Chief Executive Officer
Stephen C. Chang	45	President
Yifan Liang	58	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	53	Chief Operating Officer
Bing Xue, Ph.D.	58	Executive Vice President of Worldwide Sales and Business Development

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

Yifan Liang has been serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang served as our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer since October 2006, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang joined our company in August 2004 as our Corporate Controller. Prior to joining us, Mr. Liang held various positions at

PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC’s San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

Wenjun. Li, Ph.D., has been serving as our Chief Operating Officer since August 2021. Prior to that, Dr. Li served in various management positions in our Company since 2012, including Executive Vice President of World-Wide Manufacturing, Senior Vice President of World-Wide Manufacturing, Vice President of Front-End Operation, the director of Process Integration and Senior Manager of Process Integration. Dr. Li holds a B.S. in Chemistry and a M.S. in Chemical Engineering from Taiyuan University of Technology, and a Ph.D. in Microelectronics & Solid-State Electronics from the Research Institute of Micro-Nanometer Technology at Shanghai Jiao Tong University.

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
Available Information
Our filing documents and information with the Securities and Exchange Commission (the “SEC”) are available free of charge electronically through our Internet website, www.aosmd.com. as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information that we file electronically.

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
•Geopolitical and economic conflicts between United States and China may adversely affect our business.
•Our revenue may fluctuate significantly from period to period due to ordering patterns from our distributors and seasonality.
•We may not be able to introduce or develop new and enhanced products that meet or are compatible with our customer’s product requirements in a timely manner.
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
•The DOJ government investigation and evolving export control regulations may adversely affect our financial performance and business operations.
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

Risks Related to Doing Business in China

•China’s economic, political and social conditions, as well as government policies, could affect our business and growth.
•Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business.
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
•Risks Related to Our Corporate Structure and Our Common Shares.

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

Since the start of the second quarter of calendar year 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. However, infection rates continued to fluctuate in various regions and new strains of the virus remain a risk, including a surge of COVID-19 cases and hospitalization due to the spread of Omicron variants in late 2021 and early 2022. During the first half of calendar year of 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time, however, new variants of COVID-19, including the BA.5 variant, continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which we operate, including China and U.S. Furthermore, we may be subject to the ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components and raw materials, and delays in shipments, product development, and product launches and rising inflation rates, any of which may adversely affect our operations. In addition, actions by United States federal, state and local governments, as well as by foreign governments, to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities.

In April 2022, the city of Shanghai, China entered into a strict lockdown due to surging COVID-19 cases and the local government’s imposition of the “Zero Covid” policy. Our packaging and assembly facilities in Shanghai were shut down and production was halted since early April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our Songjiang factory. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May 2022 and returned to normal operation in June 2022. The suspension of our Shanghai facilities, and factors limiting the resumption of production, reduced our ability to complete orders from our customers in a timely manner, which adversely affected our revenue and results of operation for the three months ended June 30, 2022. There is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operations and financial conditions.

We also expect to incur additional incremental costs to comply with various public health and safety requirements imposed by the Shanghai government, which may continue for an extended period of time even after city-wide lockdown is lifted. Furthermore, while we intend to secure alternative sources of packaging capacity from third-party providers to mitigate the impact of the shutdown, there is no guarantee that such source will be available or on terms that are reasonable to us. Even if alternative sources are available, it will be difficult to complete the transition to such sources efficiently and timely, and we currently do not expect that we will be able to secure sufficient third-party packaging sources to substitute or replace fully our in-house capacity. The suspension of our Shanghai facilities, and factors limiting the resumption of production reduced our ability to complete orders from our customers in a timely manner or at all, which adversely affected our revenue and results of operation for the fiscal year ended June 30, 2022. We can not guarantee that the Shanghai government will not impose similar restrictions and lockdown in the future, and any such restrictions and lockdown will adversely affect our operations and financial performance.

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

In April 2022, the operations of our packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. The facilities were required to be shut down and production was halted since early April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May and returned to normal operation in June 2022. The suspension of our Shanghai facilities, and factors limiting the resumption of production, reduced our ability to complete orders from our customers in a timely manner, which adversely affected our revenue and results of operation for the three months ended June 30, 2022. There is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operation and financial condition. Furthermore, while we intend to secure alternative sources of packaging capacity from third-party providers, there is no guarantee that such sources are available, and even if available, it will be difficult to complete the transition efficiently and timely, and such alternative source of capacity is not expected to be sufficient to substitute or replace fully our in-house capacity. The suspension of our Shanghai facilities had a negative impact on our production and adversely affected our revenue and results of operation for the fiscal year ended June 30, 2022. We can not guarantee that the Shanghai government will not impose similar restrictions and lockdown in the future, and any such restrictions and lockdown will adversely affect our operations and financial performance.

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

In addition, recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. In the past, we also experienced ransomware attacks on our information technology system. In April, 2022, we became aware of a cybersecurity incident involving unauthorized access to one of the Company's email account, resulting in unauthorized payments. We recorded a loss of $1.5 million due to the incident for the three months ended March 31, 2022. Immediately following the discovery, we commenced an investigation, contained the incident and implemented additional protective measures and internal control policies and procedures. We also alerted law enforcement authorities and banking institutions in an effort to recover the lost amount. This incident appears to be isolated and its financial impact identified was not material. The Company believes that it has not incurred other damages and losses based on the conclusion of the full investigation. There is no guarantee that we will be able to recover the lost amount.

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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 44.5%, 42.5% and 41.1% of our total revenue for the years ended June 30, 2022, 2021 and 2020, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past, we experienced a significant reduction in the demand for our products due to the declining PC markets, which had negatively impacted our revenue, profitability and gross margin. While we recently experienced resurgence of demand in the PC market as a result of the COVID-19 pandemic and related events, there is no assurance that such trend will continue or that the decline of PC market will not occur again, and if it does, we may not be able to implement measures successfully to mitigate or reduce the negative impact on our financial conditions and results of operations.

Our strategy of diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

As part of the growth strategy to diversify our product portfolio and in response to the decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including merchant power supplies, flat panel TVs, smart phones, tablets, gaming consoles, lighting, datacom, telecommunications, home appliances and industrial motor controls. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles. Therefore, if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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

The continuing political and economic conflicts between U.S. and China have resulted in and may continue to cause retaliatory policies from both countries, including a 2020 executive order issued by the then U.S. President eliminating the preferential trade status of Hong Kong in response to China’s action to impose new security measures and regulation on Hong Kong. The order has made it more costly and difficult for U.S. companies to export goods or conduct businesses in Hong Kong. While we historically have not relied on the preferential trade status to operate in Hong Kong, there is no guarantee that additional policies, rules or regulations will not be implemented by either the U.S. or China that will negatively impact our ability to maintain our sales and other functions and operations in Hong Kong. We also cannot predict what new and additional retaliatory policies and regulations may be implemented by the Chinese government in response to U.S. actions, and such policies and regulations may adversely affect our business operations in China and other Asian countries, including our manufacturing and sales and marketing activities.

Our lack of control over the JV Company may adversely affect our operations.

We formed the JV Company in 2016 which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing. The JV Company is our subcontractor, and we rely and expect to continue to rely substantially on the JV Company to provide us with foundry capacity to develop and manufacture our products and to enhance our market position in China. Since the formation of the JV Company, we have retained control over the business operation of the JV Company through our majority equity ownership and board representation. In December 2021, we relinquished control over the JV Company through a series of transactions, including the sale of a portion of our equity interests in the JV Company and issuance of additional equity interests by the JV Company to raise capital. As a result of these transactions, we currently own approximately 42.2% of outstanding equity interest in the JV Company and have the right to designate three (3) out of seven (7) directors, instead of four (4) directors prior to such transaction. The reduction of our equity ownership of the JV Company is part of a plan to enable the JV Company to raise capital more easily and to facilitate a future public listing on the Science and Technology Innovation Board, or STAR Market, of

the Shanghai Stock Exchange (the “China IPO”). Such reduction also caused the deconsolidation of the JV Company’s financial statements from our Consolidated Financial Statements.

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

Our lack of control over the JV Company may also make it more difficult for us to execute our broader business strategies in China, including our R&D, sales and marketing, product innovation efforts and protection of intellectual property rights, because the JV Company may decide not to cooperate with us in these matters. In addition, while we expect to achieve a financial return for our investment in the JV Company as a result of the China IPO, the China IPO process is complex, time-consuming and subject to a number of risks and there is no guarantee that the China IPO will be completed in a timely manner, or at all, and the JV Company’s failure to close the China IPO will negatively affect our investment in the JV Company.

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

Demand for our products from our end customers fluctuates depending on their sales outlooks and market and economic conditions. Accordingly, our distributors place purchase orders with us based on their forecasts of end customer demand. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between the forecasts and actual demand. As a result, distributors adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. A significant decrease in our distributors’ channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly.
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

If we are unable to introduce or develop new and enhanced products that meet or are compatible with our customer’s product requirements in a timely manner, it may harm our business, financial position and operating results.

Our success depends upon our ability to develop and introduce new and enhanced products that meet or are compatible with our customer’s specifications, performance standards and other product requirements in a timely manner. The development of new and enhanced products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Successful product development and introduction of new products depends on a number of factors, including the accurate product specification; timely completion of design; achievement of manufacturing yields; timely response to changes in customer’s product requirements; quality and cost-effective production; and effective marketing. Since many of our products are designed for specific applications, we must frequently develop new and enhanced products jointly with our customers. In the past, we have encountered product compatibility issues with a major OEM that has negatively impacted our financial results, and although we have resolved fully such issues with the OEM, there is no guarantee that the same compatibility issues will not occur in the future with other OEMs. If we are unable to develop or acquire new products that meet or are compatible with our customer’s specification and other product requirements in a timely manner, we may lose revenue or market share with our customers, which could have a material adverse effect on our business, financial position and operating results.
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
The operation of the Oregon Fab requires significant fixed manufacturing cost. In order to manage the capacity of the wafer fabrication facility efficiently, we must perform a forecast of long-term market demand and general economic conditions for our products. Because market conditions may vary significantly and unexpectedly, our forecast may change significantly at any time, and we may not be able to make timely adjustments to our fabrication capacity in response to these changes. During periods of continued decline in market demand, in particular the decline of the PC market, we may not be able to absorb the excess inventory and additional costs associated with operating the facility at higher capacity, which may adversely affect our operating results. Similarly, during periods of unexpected increase in customer demand, we may not be able to ramp up production quickly to meet these demands, which may lead to the loss of significant revenue opportunities. The manufacturing processes of a fabrication facility are complex and subject to interruptions. We may experience production difficulties, including lower manufacturing yields or products that do not meet our or our customers’ specifications, and problems in ramping production and installing new equipment. These difficulties could result in delivery delays, quality problems and lost revenue opportunities. Any significant quality problems could also damage our reputation with our customers and distract us from the development of new and enhanced product which may have a significant negative impact on our financial results.

In addition, semiconductor manufacturing has historically required an upgrading of process technology from time to time to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Accordingly, we may have to incur substantial capital expenditures and install significant production capacity at our in-house fabrication facility to support new technologies and increased production volume, which may cause delay in our ability to deliver new products or negatively impact our results of operations. For example, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. The equipment installation contractors have experienced a shortage of skilled labor and certain materials. As a result, the expansion is expected to be now completed in the fiscal quarter ending March 31, 2023, although further delays are possible. While we expect such investment will enable us to accommodate increasing customer demand and generate additional revenue, there is no guarantee that we will be able to do so, and our investment may not produce the return that we expected, which may adversely affect our business and results of operations.

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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 10.3%, 11.5% and 12.7% of the wafers used in our products for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

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
We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 64.3%, 64.1% and 64.8% of our revenue for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Our agreements with Promate and WPG were renewed in July 2017 and are automatically renewed for each one-year period continuously unless terminated earlier pursuant to the provisions in the agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers, partnership and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. Furthermore, there is no guarantee that we will be able to identify a viable target for strategic acquisition, and we may incur significant costs and resources in such effort that may not result in a successful acquisition.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $18.7 million and $12.4 million at June 30, 2022 and 2021, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2022 and 2021 were $4.8 million and $3.9 million, respectively.
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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2022, we owned 888 issued U.S. patents expiring between 2022 and

2041 and had 62 pending patent applications with the United States Patent and Trademark Office. In addition, we own patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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
•the possibility that any patent or registered trademark owned by us may not be enforceable or may be invalidated, circumvented or otherwise challenged in one or more countries may limit our competitive advantages;
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
Any intellectual property claim or litigation against us harm our business, results of operations, financial condition and prospects.

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

    We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was 7.9%, 6.5% and (1.9)% for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

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

In August 2022 the U.S. enacted the Chip and Science Act of 2022 (the Chips Act). The Chips Act provides incentives to semiconductor chip manufacturers in the United States, including providing a 25% manufacturing investment credits for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, we are evaluating the impact of the Chips Act to us.

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

We have entered into various debt agreements with certain financial institutions, which generally require us to maintain certain financial covenants that have the effect of limiting our ability to take certain actions, including actions to incur debt, repurchase stock, make certain investments and capital expenditures. As we continue to grow our business and expand our operations, we expect to incur additional indebtedness, including loan agreement or equipment leases, in order to fund such capital expenditures. These restrictions may limit our ability to pursue business and financial opportunities that are available or beneficial to us in response to changing and competitive economic environment, which may have an adverse effect on our financial conditions. In addition, a breach of any of these financial covenants, if not waived by the lenders, could trigger an event of default under the debt agreements, which may result in the acceleration of our indebtedness or the loss of our collateral used to secure such indebtedness.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our 2022 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
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

The continuing trade tensions between the U.S. and China may result in increased tariffs on imported goods from China that could adversely affect our business operations.

Since 2018, U.S. and China trade tensions led to higher and increasing tariffs imposed by both countries on the import of goods from the other country. The U.S. government used various authorities to implement tariffs on a variety of Chinese goods and materials, which, absent exemptions, include products and applications, including consumer electronics, that incorporate our power discrete and power IC products. In response, China has imposed tariffs on certain American products, and warned of additional actions if the U.S. imposes new or increased tariffs. The continuing trade tensions could have significant adverse effects on world trade and the world economy. While the two countries have negotiated and entered into agreements to gradually reduce certain tariffs, it’s unclear whether those agreements will significantly reduce the tariffs affecting our business operations. The ultimate level of tariffs, the ultimate scope of them, and whether or how any proposed additional tariffs will impact our business is uncertain. We believe that the imposition of additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our customers from purchasing our products originating from China. If so, this would reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. On June 30, 2019, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce of the PRC (the “MOC”) published the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which identifies specific sectors where foreign investors will be subject to special administrative measures. The Negative List has been updated twice in

June 2020 for year 2021 and December 2021 for year 2022. The current effective Negative List took effect on January 1, 2022.

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
The transfer of funds from us to our China subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by the China's governmental authorities, including the State Administration of Foreign Exchange, or SAFE's, or the relevant examination and approval authority. Our subsidiaries may also experience difficulties in converting our capital contributions made in foreign currencies into RMB due to changes in the China's foreign exchange control policies. Therefore, it may be difficult to change capital expenditure plans once the relevant funds have been remitted from us to our China subsidiaries. These limitations and the difficulties our China subsidiaries may experience on the free flow of funds between us and our China subsidiaries could restrict our ability to act in response to changing market situations in a timely manner.
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
Other transactions that involve conversion of Renminbi into foreign currency are classified as “capital account” transactions; examples of “capital account” transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions require prior approval from, or registration with China's State Administration of Foreign Exchange (SAFE) or its provincial branch or its authorized banks to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. Such restricted portion amounted to approximately $92.4 million, or 10.8% of our total consolidated net assets attributed to the Company as of June 30, 2022. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $24.40 to high of $65.72 from July 1, 2021 to June 30, 2022. At July 31, 2022, the trading price of our common shares was $42.01. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2022, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	252,950	Wafer fabrication facility

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	206,179	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support
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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2022, there were approximately 160 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal years ended June 30, 2022, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

    The above Share Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the fourth quarter of fiscal year 2022, the Company did not repurchase any shares under the Repurchase Program. As of June 30, 2022, we had $13.4 million available under this repurchase program.

Item 6.    [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this annual report. Our consolidated financial statements contained in this annual report are prepared in accordance with U.S. GAAP.
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,500 products, and has grown significantly with the introduction of over 130 new products in the fiscal year ended June 30, 2022, and over 160 new products in each of the fiscal year ended June 30, 2020 and 2019, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 888 patents and 62 patent applications in the United States as of June 30, 2022. We also have a total of 936 foreign patents, which primarily were based on our research and development efforts through June 30, 2022. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.
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

On March 29, 2016, we formed the JV Company with the Chongqing Funds, for the purpose of constructing and operating the Chongqing Fab in the LiangJiang New Area of Chongqing, China. The Chongqing Fab is being built in phases. As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The JV Company was accounted under the provisions of the consolidation guidance since we had controlling financial interest until December 1, 2021.

Effective December 1, 2021, we entered into a share transfer agreement ("STA") with a third-party investor (the "Investor"), pursuant to which we sold to the Investor approximately 2.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million. The STA contained customary representations, warranties and covenants. The Transaction was closed on December 2, 2021. As a result of the Transaction, as of the Closing Date, our equity interest in the JV Company decreased from 50.9% to 48.8%. Also, our right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As of December 2, 2021, we no longer have a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s board of directors. All of these loss of control factors were present for us as of December 2, 2021. Accordingly, since December 2, 2021, we have deconsolidated the JV Company in our Consolidated Financial Statements and accounted for our investment in the JV Company using the equity method of accounting.
On December 24, 2021, we entered into a share transfer agreement with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million based on the currency exchange rate as of December 24, 2021. In addition, on December 30, 2021, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, we owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to the Financing Agreement between the JV Company and certain New Investors. Under the Financing Agreement, the New Investors purchased newly issued equity interest of the JV Company for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the "Investment"). Following the closing of the Investment, the percentage of outstanding JV Company equity interest beneficially owned by the Company was reduced to 42.2%.

We reduced our ownership of the JV Company to below 50% to increase the flexibility of the JV Company to raise capital to fund its future expansion. Following the Transaction and the successful ramp up to its Phase I target run rate in the September quarter of 2021, as planned, the JV Company commenced an effort to raise up to $200 million of additional capital, including an $80 million round that was completed on January 26, 2022 through private funding for its Phase II expansion. In addition to immediate private funding rounds, the JV Company is also contemplating an eventual listing on the Science and Technology Innovation Board, or STAR Market, of the Shanghai Stock Exchange. The Transaction assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products. On July 12, 2022, the current shareholders of the JV Company entered into a shareholders contract, pursuant to which the JV Company provided us a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain goal.

During the fiscal year ended June 30, 2022, we continued our diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high revenue of $777.6 million for the fiscal year 2022, a 18.4% growth compared to the last fiscal year.

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

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, we have experienced shifting market trends, including an increasing demand in markets for notebooks, personal computing ("PC"), gaming devices and other products. While we have benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we also took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, vaccine and testing protocols.

Since the start of the second quarter of calendar year 2021, there have been increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and a gradual resumption of economic activities and consumer spending in our industries. However, infection rates continued to fluctuate in various regions and new strains of the virus remain a risk, including a surge of COVID-19 cases and hospitalization due to the spread of Omicron variants in late 2021 and early 2022. During the first half of calendar year 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time, however, new variants of COVID-19 continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which we operate, including China and U.S. Furthermore, we may be subject to the ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates.

In April 2022, the operations of our two packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. Our facilities in Shanghai were required to shut down and production was halted beginning in early April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May and returned to normal operation in June 2022. The suspension of our Shanghai facilities, and the subsequent partial resumption of production, reduced our ability to complete orders from our customers in a timely manner, which adversely affected our revenue and results of operation for the three months ended June 30, 2022. We cannot guarantee that the Shanghai government will not impose similar restrictions and lockdown in the future, and any such restrictions and lockdown will adversely affect our operations and financial performance.

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
The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs, therefore a substantial decline or downturn in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we recently have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.
Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. For example, in April 2022, the operations of our packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. The facilities were required to be shut down and production was halted since early April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May and returned to normal operation in June 2022. However, there is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operation and financial condition. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. The expansion is expected to be completed in the fiscal quarter ending March 31, 2023. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV Company equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. While we continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity, and we are currently negotiating a foundry agreement for the JV Company to provide guarantee level of capacity, the JV Company may take actions or make decisions that adversely impact our ability to access required capacity, and our lack of control and influence may prevent us from eliminating or mitigating such risk.
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
Operating expenses
Our operating expenses consist of research and development, and selling, general and administrative expenses. We expect our operating expenses as a percentage of revenue to fluctuate from period to period as we continue to exercise cost control measures in response to the declining PC market as well as align our operating expenses to the revenue level.
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

“The Chip and Science Act of 2022”, Enacted August 2, 2022
In August 2022 the U.S. enacted the Chip and Science Act of 2022 (the Chips Act). The Chips Act provides incentives to semiconductor chip manufacturers in the United States, including providing manufacturing investment credits of 25% for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, we are evaluating the impact of the Chips Act to us.

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2022, 2021 and 2020. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2022	2021	2020	2022	2021	2020
	(in thousands)			(% of revenue)
Revenue	$777,552	$656,902	$464,909	100.0%	100.0%	100.0%
Cost of goods sold (1)	508,996	452,359	362,178	65.5%	68.9%	77.9%
Gross profit	268,556	204,543	102,731	34.5%	31.1%	22.1%
Operating expenses:
Research and development (1)	71,259	62,953	51,252	9.2%	9.6%	11.0%
Selling, general and administrative (1)	95,259	77,514	64,816	12.3%	11.8%	13.9%
Impairment of privately-held investment	—	—	600	—%	—%	0.1%
Total operating expenses	166,518	140,467	116,668	21.5%	21.4%	25.0%
Operating income (loss)	102,038	64,076	(13,937)	13.0%	9.7%	(2.9)%

Other income (loss), net	999	2,456	(1,229)	0.1%	0.4%	(0.3)%
Interest expenses, net	(3,920)	(6,308)	(2,743)	(0.5)%	(1.0)%	(0.6)%
Gain on deconsolidation of the JV Company	399,093	—	—	51.3%	—%	—%
Loss on changes of equity interest in the JV Company, net	(3,140)	—	—	(0.4)%	—%	—%
Net income (loss) before income taxes	495,070	60,224	(17,909)	63.5%	9.1%	(3.8)%
Income tax expense	39,258	3,935	348	5.0%	0.6%	0.1%
Net income (loss) before loss from equity method investment	455,812	56,289	(18,257)	58.5%	8.5%	(3.9)%
Equity method investment loss from equity investee	2,629	—	—	0.3%	—%	—%
Net income (loss)	453,183	56,289	(18,257)	58.2%	8.5%	(3.9)%
Net income (loss) attributable to noncontrolling interest	20	(1,827)	(11,661)	0.0%	(0.3)%	(2.5)%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$453,163	$58,116	$(6,596)	58.2%	8.8%	(1.4)%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2022	2021	2020	2022	2021	2020
	(in thousands)			(% of revenue)
Cost of goods sold	$5,125	$1,756	$1,530	0.7%	0.3%	0.3%
Research and development	7,049	5,352	2,895	0.9%	0.8%	0.6%
Selling, general and administrative	19,150	8,216	6,029	2.5%	1.3%	1.3%
	$31,324	$15,324	$10,454	4.1%	2.4%	2.2%

Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$545,135	$482,718	$391,941	$62,417	12.9%	$90,777	23.2%
Power IC	220,882	161,726	66,360	59,156	36.6%	95,366	143.7%
Packaging and testing services	11,535	12,458	6,608	(923)	(7.4)%	5,850	88.5%
	$777,552	$656,902	$464,909	$120,650	18.4%	$191,993	41.3%
Fiscal 2022 vs 2021

Total revenue was $777.6 million for fiscal year 2022, an increase of $120.7 million, or 18.4%, as compared to $656.9 million for fiscal year 2021. The increase was primarily due to an increase of $62.4 million in sales of power discrete products and an increase of $59.2 million in sales of power IC products. The increase in power discrete and power IC product sales was primarily due to a 21.0% increase in average selling price as compared to last fiscal year due to a shift in product mix, partially offset by a 2.1% decrease in unit shipments. The decrease in revenue of packaging and testing services for the fiscal year 2022 as compared to last fiscal year was primarily due to decreased demand. During fiscal year 2022, we accelerated the development of new technology platforms which allowed us to introduce 49 medium and high voltage MOSFET products, targeting primarily the industrial markets and communication marketing, and 7 module products primarily for the consumer markets, as well as 14 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 69 Power IC new products for computing applications, communication and consumer markets.

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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$508,996	$452,359	$362,178	$56,637	12.5%	$90,181	24.9%
Percentage of revenue	65.5%	68.9%	77.9%

Gross profit	$268,556	$204,543	$102,731	$64,013	31.3%	$101,812	99.1%
Percentage of revenue	34.5%	31.1%	22.1%

Fiscal 2022 vs 2021

Cost of goods sold was $509.0 million for fiscal year 2022, an increase of $56.6 million, or 12.5%, as compared to $452.4 million for fiscal year 2021. The increase was primarily due to 18.4% increase in revenue. Gross margin increased by 3.4 percentage points to 34.5% for the fiscal year 2022, as compared to 31.1% for the fiscal year 2021. The increase in gross margin was primarily due to better product mix during the fiscal year ended June 30, 2022. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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
Research and development expenses

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$71,259	$62,953	$51,252	$8,306	13.2%	$11,701	22.8%

Fiscal 2022 vs 2021

Research and development expenses were $71.3 million for fiscal year 2022, an increase of $8.3 million, or 13.2%, as compared to $63.0 million for fiscal year 2021. The increase was primarily attributable to a $6.8 million increase in employee compensation and benefit expense mainly due to higher bonus accrual, increased headcount and annual merit increase, a $1.7 million increase in share-based compensation expense due to an increase in stock awards granted, a $0.2 million increase in depreciation expenses, and a $0.2 million increase in professional fees, partially offset by a $0.8 million decrease in product prototyping engineering expense as a result of decreased engineering activities. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development are important to meet our strategic objectives.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$95,259	$77,514	$64,816	$17,745	22.9%	$12,698	19.6%

Fiscal 2022 vs 2021

Selling, general and administrative expenses were $95.3 million for fiscal year 2022, an increase of $17.7 million, or 22.9%, as compared to $77.5 million for fiscal year 2021. The increase was primarily attributable to a $8.6 million increase in employee compensation and benefits expenses mainly due to increased headcount, annual merit increase, higher bonus expenses and increased employee and business insurance expenses, as well as $10.9 million increase in share-based compensation expense due to increase in stock award granted, partially offset by a $2.2 million decrease in legal expense related to the government investigation.

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
Impairment of privately-held investment

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Impairment of privately-held investment	$—	$—	$600	$—	—%	$(600)	100.0%
During the fiscal year 2020, we recorded an other-than-temporary impairment charge for our investment of $0.6 million in a privately-held start-up company. As of June 30, 2022 and 2021, we have remaining a privately-held investment of $0.1 million.
Other income (loss), net

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Other income (loss), net	$999	$2,456	$(1,229)	$(1,457)	(59.3)%	$3,685	(299.8)%
Other income (loss), net decreased by $1.5 million in fiscal year 2022 as compared to the last fiscal year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Other income (loss), net increased by $3.7 million in the fiscal year 2021 as compared to the fiscal year 2020 was primarily due to a decrease in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Interest expense, net

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense, net	$(3,920)	$(6,308)	$(2,743)	$2,388	(37.9)%	$(3,565)	130.0%
Interest expense was primarily related to bank borrowings. Interest expense decreased by $2.4 million in fiscal year 2022 as compared to the prior fiscal year primarily because of deconsolidation of the JV Company in December 2021. Interest expense increased by $3.6 million in fiscal year 2021 as compared to the fiscal year 2020 primarily due to an increase in bank borrowings as well as to a reduction in the interest refund from the Chinese government to the JV Company.
Gain on deconsolidation of the JV Company and Gain/loss on changes of equity interest in the JV Company
Effective December 1, 2021, we entered into the STA with the Investor, pursuant to which we sold to the Investor approximately 2.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million. The STA contained customary representations, warranties and covenants. The Transaction was closed on December 2, 2021. As a result of the Transaction, as of the Closing Date, our equity interest in the JV Company decreased from 50.9% to 48.8%. Also, our right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. We no longer have a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding common stock in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain, a majority of the subsidiary’s board of directors. All of these loss of control factors were present for us as of December 2, 2021. Accordingly, since December 2, 2021, AOS has accounted for its investment in the JV Company using the equity method of accounting. On December 24, 2021, we entered into a share transfer agreement with another third-party investor, pursuant to which we sold to this investor 1.1% of outstanding equity interest held by us in the JV Company for an aggregate purchase price of RMB 60 million or approximately $9.4 million. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company to exchange in cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021. On January 26, 2022, the JV Company completed a financing transaction pursuant to the Financing Agreement between the JV Company and certain New Investors. Under the Financing Agreement, the New Investors purchased newly issued equity interest of the JV Company for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022). Following the closing of the Investment, the percentage of outstanding JV Company equity interest beneficially owned by us was reduced to 42.2%.

During the fiscal year ended June 30, 2022, we recorded a gain of $399.1 million on deconsolidation of the JV Company, and a $3.1 million of loss on changes of equity interest in the JV Company.

We account for our investment in the JV Company as an equity method investment and report our equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. For the fiscal year ended June 30, 2022 using lag reporting, we recorded $2.6 million of its equity in loss of the JV Company.

Income tax expense

	Year Ended June 30,			Change
	2022	2021	2020	2022		2021
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$39,258	$3,935	$348	$35,323	897.7%	$3,587	1,030.7%

Fiscal 2022 vs 2021

Income tax expense for fiscal years 2022 and 2021 was $39.3 million and $3.9 million, respectively. Income tax expense increased by $35.3 million, or 897.7% in fiscal year 2022 as compared to fiscal year 2021. The income tax expense of $39.3 million for the year ended June 30, 2022 included a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company changed from the consolidation method of accounting to the equity method of accounting. In addition, we recorded a tax benefit of $0.4 million from other discrete income tax items. The income tax expense of $3.9 million for the year ended June 30, 2021 included a $0.3 million discrete tax benefit. Excluding the discrete income tax items ($396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as well as other discrete items), the effective tax rate for the years ended June 30, 2022 and 2021 was 6.3% and 7.1%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $495.0 million ($99.0 million of pretax book income plus the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the year ended June 30, 2022 as compared to a pretax book income of $60.2 million for the year ended June 30, 2021 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

Fiscal 2021 vs 2020

Income tax expense for fiscal years 2021 and 2020 was $3.9 million and $0.3 million, respectively. Income tax expense increased by $3.6 million in fiscal year 2021 as compared to fiscal year 2020, primarily due to an approximate $80 million increase in pretax book income in fiscal 2021 (in which we reported a pretax book income of $60.2 million) vs. fiscal 2020 (in which we reported pretax book loss of $17.9 million). Excluding discrete income tax items, the effective tax rate for the current fiscal year was 7.1%, compared to (9.6%) for the prior fiscal year. The changes in the effective tax rate and tax expense between the fiscal years resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current fiscal year and prior fiscal year.

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

On August 18, 2021, Jireh Semiconductor Incorporated (“Jireh”) entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022. As of June 30, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $45.0 million.

In October 2019, the Company’ subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of June 30, 2022, there was $1.6 million outstanding balance under the loan.

On November 16, 2018, the Company’ subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consisted of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of June 30, 2022, the total outstanding balance of this loan was $0.5 million.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”) entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. The total purchase price of this machinery equipment was euro 12.0 million, or $12.8 million based on the currency exchange rate between the euro and U.S. Dollar on June 30, 2022. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. Based on the terms of the agreement between Jireh and Lender, after the installation and configuration of the equipment for its intended use, Lender will make the remaining 10% payment for the total purchase price and reimburse Jireh for the down payment made to the supplier. By that time, the title of the equipment will be transferred to Lender. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. Jireh is required to make a monthly payment of interest at an implied interest rate of 4.75% per annum to Lessor. Principal payment is required to be paid monthly after the completion of the title transfer. The financing arrangement is secured by this machinery equipment which had the carrying amount of $12.8 million as of June 30, 2022. As of June 30, 2022, the outstanding balance of this debt financing was $5.0 million.

On August 9, 2019, one of the Company’ wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allowed the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate was based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company was the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC had a legal right of offset against the borrowing. This agreement, with certain financial covenants required, had no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company. The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, the outstanding balance of the term loan was $14.2 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, the outstanding balance of the term loan was $1.9 million.

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume, availability of our common shares and the amount of available cash reserve. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During fiscal year 2022, 2021 and 2020, we did not repurchase any shares pursuant to the repurchase program. As of June 30, 2022, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 167,395 shares with a weighted average repurchase price of $10.06 per share, were reissued at an average price of $5.00 per share for option exercises and vested restricted stock units (“RSU”). As of June 30, 2022, $13.4 million remain available under the share repurchase program.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interests, and dividend payments. Accordingly, subject to the review and verification of the underlying transaction documents and supporting documents by the account banks in China, our Chinese subsidiaries may use Renminbi to purchase foreign exchange currency for settlement of such “current account” transactions without the pre-approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign-invested enterprises in China are required to allocate at least 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. While SAFE approval is not statutorily required for eligible dividend payments to the foreign parent, in practice, before making the dividend payment, the account bank may seek SAFE’s opinion with respect to a dividend payment if the payment involves a relatively large amount, which may delay the dividend payment depending on the then overall status of cross-border payments and receipts of China.

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as “capital account” transactions. Examples of “capital account” transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2022 and 2021, such restricted portion amounted to approximately

$92.4 million and $209.9 million, or 10.8% and 50.4%, of our total consolidated net assets attributable to the Company, respectively. The decrease of restricted net assets was primarily from deconsolidation of the JV Company in China.

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
Cash, cash equivalents and restricted cash
As of June 30, 2022 and 2021, we had $314.7 million and $204.8 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $314.7 million and $204.8 million cash and cash equivalents, $212.6 million and $134.6 million, respectively, were deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$218,865	$128,744	$62,315
Net cash used in investing activities	(130,822)	(72,539)	(60,849)
Net cash provided by (used in) financing activities	21,854	(18,991)	37,651
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	4,895	(708)
Net increase in cash, cash equivalents and restricted cash	$109,838	$42,109	$38,409
Cash flows from operating activities

Net cash provided by operating activities of $218.9 million for fiscal year 2022 resulted primarily from net income of $453.2 million, non-cash charges of $287.6 million and net change in assets and liabilities providing net cash of $53.3 million. The non-cash charges of $287.6 million included depreciation and amortization expenses of $42.9 million, share-based compensation expense of $31.3 million, gain on deconsoidation of the JV Company of $399.1 million, loss on changes of equity interest in the JV Company, net of $3.1 million, deferred income tax on deconsolidation and changes of equity interest in the JV Company of $30.0 million, loss on equity investment of $2.6 million, and net deferred income taxes of $1.6 million. The net change in assets and liabilities providing net cash of $53.3 million was primarily due to $76.4 million increase in accrued and other liabilities, income taxes payable on deconsolidation and changes of equity interest in the JV company of $3.5 million, other payable on equity investee of $48.2 million, and $23.8 million increase in accounts payable primarily due to timing of payment, partially offset by $30.1 million increase in accounts receivable due to timing of billings and collection of payments, $57.4 million increase in inventories, $9.4 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, and $1.7 million decrease in income taxes payable.

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

Cash flows from investing activities

Net cash used in investing activities of $130.8 million for the fiscal year 2022 was primarily attributable to $138.0 million purchases of property and equipment, and $20.7 million deconsolidation of cash and cash equivalents of the JV Company, partially offset by $1.4 million government grant related to equipment in the JV Company, $26.3 million proceeds from sale of equity interest in the JV Company and $0.1 million proceeds from sale of property and equipment.

Net cash used in investing activities of $72.5 million for the fiscal year 2021 was primarily attributable to $72.7 million purchases of property and equipment, which was partially offset by $0.1 million government grant related to equipment in the JV Company.

Net cash used in investing activities of $60.8 million for the fiscal year 2020 was primarily attributable to $62.4 million purchases of property and equipment, which was partially offset by $1.3 million government grant related to equipment in the JV Company and $0.3 million of proceeds from sale of property and equipment.
Cash flows from financing activities

Net cash used in financing activities of $21.9 million for the fiscal year 2022 was primarily attributable to $64.3 million of proceeds from borrowings and $6.1 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $8.6 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $4.2 million in payments of capital lease obligations, and $35.7 million in repayments of borrowings.

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

Contractual Obligations
Our contractual obligations as of June 30, 2022 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Bank borrowings	$68,218	$25,638	$19,951	$22,395	$234
Finance leases	5,318	993	2,166	2,159	—
Operating leases	29,141	5,206	7,275	6,323	10,337
Capital commitments with respect to property and equipment	63,438	63,438	—	—	—
Purchase commitments with respect to inventories and others	89,863	89,863	—	—	—
Total contractual obligations	$255,978	$185,138	$29,392	$30,877	$10,571
As of June 30, 2022, we had recorded liabilities of $2.0 million for uncertain tax positions and $0.2 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2022, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, valuation of inventories, warranty accrual, income taxes, leases, equity method investment, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets, as well as economic implications of the COVID-19 pandemic.
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

Equity method investment

We use the equity method of accounting when we have the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, we reduced our equity interest in the JV Company, which resulted in deconsolidation of our investment in the JV Company. As a result, beginning December 2, 2021, we record our investment under equity method of accounting. Due to difficulties in obtaining accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of such affiliate on a one quarter lag. Therefore, our share of losses of the JV Company for the period from December 2, 2021 to March 31, 2022 was recorded in our Consolidated Statement of Operations for the fiscal year ended June 30, 2022. We recognize and disclose intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements.

We record our interest in the net earnings of our equity method investees, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income. Profits or losses related to intra-entity sales with its equity method investees are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income.

Valuation of inventories

We carry inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost primarily consists of semiconductor wafers and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Valuation of inventories is based on our periodic review of inventory quantities on hand as compared with our sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by us, additional future inventory write-downs may be required that could adversely affect our operating results. Adjustments to inventory, once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. However, we have recorded a deferred tax liability of $29.6 million at June 30, 2022 related to our investment in the JV Company. As of June 30, 2022, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $314.7 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2022, we had $68.0 million outstanding under our loan and $4.7 million outstanding under our capital leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2022, a hypothetical 10% increase in the interest rate could result in $0.2 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

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

Item 8.Financial Statements and Supplementary Data

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for our consolidated financial statements and the notes and schedules thereto filed as part of this annual report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’ rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 has been audited by BDO, USA LLP, an independent registered public accounting firm, as stated in their report, included on the following page.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor Limited
Sunnyvale, California

Opinion on Internal Control over Financial Reporting

We have audited Alpha and Omega Semiconductor Limited (a Bermuda corporation) (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and schedule and our report dated September 19, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP
San Jose, California
September 19, 2022

Item 9B.Other Information
None

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2022 Proxy Statement”), no later than 120 days after the end of fiscal year 2022, and certain information to be included in the 2022 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption “Business - Executive Officers” in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2022 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board” and “Related Party Transactions” in the 2022 Proxy Statement.

Item 14.Principal Accounting Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2022 Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying accounts	114

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha and Omega Semiconductor, Limited
Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 19, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventories

As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost (determined on a first-in, first-out basis) or net realizable value, was $158.0 million as of June 30, 2022. The valuation of inventories is made based on the Company’s periodic review of inventory quantities on hand as compared with sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices.

We identified the valuation of inventories as a critical audit matter due to the significant judgment and estimates required by Management. Determining whether a decline in value has occurred requires Management’s complex judgments related to sales forecasts based on historical sales, demand and expected future orders. Auditing these judgments is especially challenging and involved subjective auditor judgment due to fluctuations in sales trends and evolving customer demands.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of automated application controls relating to the inputs used in the analysis.
•Evaluating the completeness and accuracy of data used in the determination of the valuation of inventories by testing the completeness of the inventories analyzed, the inputs used in the analysis, and recalculating the estimated valuation of inventories.
•Analyzing the reasonableness of the methodology Management uses to estimate the valuation of inventories by evaluating quantitative and qualitative factors including excess units on hand based on ending inventory quantities compared to forecasted shipment quantities.
•Evaluating the reasonableness of Management's assumptions related to future demand by (i) performing retrospective review of the Company’s prior year estimates to actual results, and (ii) evaluating the reasonableness of sales forecasts by comparing to current backlog and historical sales data used in the analysis.

Accounting for Equity Method Investment

As described in Notes 1 and 2 to the consolidated financial statements, on December 2, 2021, the Company sold 2.1% of its ownership interest in the JV Company to a third party for approximately $16.9 million contemporaneously with a change in governance of the JV Company that reduced the Company’s Board of Directors representation from four to three seats. Management evaluated the sale and determined that the JV Company was not a variable interest entity and that the Company no longer held voting control, resulting in the deconsolidation of the JV Company from the consolidated financial statements and recognition of a gain on the transaction in the amount of $399.1 million. Subsequent to the deconsolidation, the Company had significant influence and ownership requiring the application of equity method accounting for its remaining ownership interest.

We identified the accounting for the sale of the ownership interest and the accounting for the remaining ownership interest and the related disclosures as a critical audit matter. Identifying and applying complex generally accepted accounting principles, specifically the application of the variable interest model, to the fact pattern of the sale and the remaining ownership interest require significant management judgment. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address the critical audit matter included:

•Analyzing applicable agreements and evaluating the applicable accounting standards relevant to the fact pattern of the sale, specifically focusing on management’s evaluation of whether its remaining ownership interest and board representation were determinative of control over the JV Company pursuant to the variable interest model.
•Utilizing personnel with specialized skill and knowledge to assist in evaluating management’s technical accounting analysis relating to application of the variable interest model to the fact pattern of the sale.

Fair Value Determination of Basis Difference in Equity Method Investment

As described in Notes 1 and 2 to the consolidated financial statements, the Company deconsolidated the JV Company subsequent to the sale of the 2.1% equity interest in the JV Company. Management was required to determine the basis difference in the retained ownership interest in the JV Company as of December 2, 2021, as a significant component of accounting for the retained interest in the JV Company pursuant to the equity method.

We identified the determination of the difference between the carrying value of the investment in the JV Company and the Company’s underlying equity in the net assets of the JV Company as a critical audit matter. As part of determining this basis difference, management applied significant judgment in determining the appropriate valuation methodology and the unobservable inputs used in calculating the fair value of intellectual property owned by the JV Company, including projected revenues, discount factor, terminal factor, present value factor and tax amortization benefit. Auditing this element involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address the critical audit matter included:

•Assessing the reasonableness of the forecasts of future revenue by evaluating historical inputs and challenging the revenue growth rate.
•Utilizing personnel with specialized knowledge and skills in valuation to perform procedures to assist in (i) evaluating the valuation methodology used and (ii) assessing the reasonableness of the discount factor, terminal factor, present value factor and tax amortization benefit incorporated in the valuation model.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

San Jose, California
September 19, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$314,352	$202,412
Restricted cash	299	233
Accounts receivable, net	65,681	35,789
Inventories	158,040	154,293
Other current assets	11,220	14,595
Total current assets	549,592	407,322
Property, plant and equipment, net	318,666	436,977
Operating lease right-of-use assets, net	23,674	34,660
Intangible assets, net	10,050	13,410
Equity method investment	378,378	—
Deferred income tax assets	592	5,167
Restricted cash - long-term	—	2,168
Other long-term assets	17,677	18,869
Total assets	$1,298,629	$918,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,377	$80,699
Accrued liabilities	116,893	69,494
Payable related to equity investee, net	28,989	—
Income taxes payable	4,248	2,604
Short-term debt	25,563	58,030
Finance lease liabilities	802	16,724
Operating lease liabilities	3,850	5,679
Total current liabilities	267,722	233,230
Long-term debt	42,486	77,990
Income taxes payable - long-term	2,158	1,319
Deferred income tax liabilities	28,757	2,448
Finance lease liabilities - long-term	3,932	12,698
Operating lease liabilities - long-term	20,878	30,440
Other long-term liabilities	78,603	44,123
Total liabilities	444,536	402,248
Commitments and contingencies (Note 15)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2022 and 2021	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 33,988 shares and 27,371 shares, respectively at June 30, 2022 and 32,975 shares and 26,350 shares, respectively at June 30, 2021	68	66
Treasury shares at cost; 6,617 shares at June 30, 2022 and 6,625 shares at June 30, 2021	(66,000)	(66,064)
Additional paid-in capital	288,951	259,993
Accumulated other comprehensive income	1,080	2,315
Retained earnings	629,994	176,895
Total Alpha and Omega Semiconductor Limited shareholders’ equity	854,093	373,205
Noncontrolling interest	—	143,120
Total equity	854,093	516,325
Total liabilities and equity	$1,298,629	$918,573

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2022	2021	2020
Revenue	$777,552	$656,902	$464,909
Cost of goods sold	508,996	452,359	362,178
Gross profit	268,556	204,543	102,731

Operating expenses:
Research and development	71,259	62,953	51,252
Selling, general and administrative	95,259	77,514	64,816
Impairment of privately-held investment	—	—	600
Total operating expenses	166,518	140,467	116,668
Operating income (loss)	102,038	64,076	(13,937)

Other income (loss), net	999	2,456	(1,229)
Interest expenses, net	(3,920)	(6,308)	(2,743)
Gain on deconsolidation of the JV Company	399,093	—	—
Loss on changes of equity interest in the JV Company, net	(3,140)	—	—
Net income (loss) before income taxes	495,070	60,224	(17,909)
Income tax expense	39,258	3,935	348
Net income (loss) before loss from equity method investment	455,812	56,289	(18,257)
Equity method investment loss from equity investee	2,629	—	—
Net income (loss)	453,183	56,289	(18,257)
Net income (loss) attributable to noncontrolling interest	20	(1,827)	(11,661)
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$453,163	$58,116	$(6,596)

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$16.93	$2.25	$(0.27)
Diluted	$16.07	$2.13	$(0.27)

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	26,764	25,786	24,840
Diluted	28,203	27,272	24,840

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2022	2021	2020
Net income (loss) including noncontrolling interest	$453,183	$56,289	$(18,257)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,307	14,190	(4,839)
Cumulative translation adjustment removal due to deconsolidation of the JV Company	(3,642)	—	—
Comprehensive income (loss)	450,848	70,479	(23,096)
Less: Noncontrolling interest	(1,080)	4,921	(14,066)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$451,928	$65,558	$(9,030)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2019	—	$—	31,163	$62	(6,646)	$(66,240)	$234,410	$(2,693)	$125,485	$291,024	$152,265	$443,289
Exercise of common stock options and release of RSUs	—	—	562	1	—	—	24	—	—	25		25
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	7	56	—	—	(56)	—	—	—
Withholding tax on restricted stock units	—	—	(181)	—	—	—	(1,509)	—	—	(1,509)	—	(1,509)
Issuance of shares under Employee Stock Purchase Plan	—	—	400	1	—	—	3,324	—	—	3,325	—	3,325
Share-based compensation expense	—	—	—	—	—	—	9,854	—	—	9,854	—	9,854
Net loss including noncontrolling interest	—	—	—	—	—	—	—	—	(6,596)	(6,596)	(11,661)	(18,257)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,434)	—	(2,434)	(2,405)	(4,839)
Balance, June 30, 2020	—	—	31,944	64	(6,639)	(66,184)	246,103	(5,127)	118,833	293,689	138,199	431,888
Exercise of common stock options and release of RSUs	—	—	857	1	—	—	1,698	—	—	1,699	—	1,699
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	14	120	—	—	(54)	66	—	66
Withholding tax on restricted stock units	—	—	(225)	—	—	—	(6,924)	—	—	(6,924)	—	(6,924)
Issuance of shares under Employee Stock Purchase Plan	—	—	399	1	—	—	3,326	—	—	3,327	—	3,327
Share-based compensation expense	—	—	—	—	—	—	12,190	—	—	12,190	—	12,190
Restricted stock units settlement in connection with service	—	—	—	—	—	—	3,600	—	—	3,600	—	3,600
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	58,116	58,116	(1,827)	56,289
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,442	—	7,442	6,748	14,190
Balance, June 30, 2021	—	—	32,975	66	(6,625)	(66,064)	259,993	2,315	176,895	373,205	143,120	516,325
Exercise of common stock options and release of RSUs	—	—	652	1	—	—	897	—	—	898	—	898
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	64	—	—	(64)	—	—	—
Withholding tax on restricted stock units	—	—	(183)	—	—	—	(8,641)	—	—	(8,641)	—	(8,641)
Issuance of shares under Employee Stock Purchase Plan	—	—	544	1	—	—	5,244	—	—	5,245	—	5,245
Share-based compensation expense	—	—	—	—	—	—	31,058	—	—	31,058	—	31,058
Restricted stock units settlement in connection with service	—	—	—	—	—	—	400	—	—	400	—	400
Net income (loss) including noncontrolling interest through December 1, 2021	—	—	—	—	—	—	—	—	453,163	453,163	20	453,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	558	—	558	749	1,307
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, June 30, 2022	—	$—	33,988	$68	(6,617)	$(66,000)	$288,951	$1,080	$629,994	$854,093	$—	$854,093

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2022	2021	2020
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$453,183	$56,289	$(18,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	(399,093)	—	—
Loss on changes of equity interest in the JV Company, net	3,140	—	—
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	29,973	—	—
Depreciation and amortization	42,851	52,685	45,090
Loss on equity investment	2,629	—	—
Share-based compensation expense	31,324	15,324	10,454
Deferred income taxes, net	1,592	1,551	85
(Gain) loss on disposal of property and equipment	18	426	(102)
Impairment of privately-held investment	—	—	600
Changes in assets and liabilities:
Accounts receivable	(30,085)	(22,517)	11,024
Inventories	(57,416)	(18,765)	(22,793)
Other current and long-term assets	(9,408)	(5,843)	27,306
Payable related to equity investee, net	48,192	—	—
Accounts payable	23,755	(528)	(1,777)
Income taxes payable	(1,687)	1,660	(270)
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	3,490	—	—
Accrued and other liabilities	76,407	48,462	10,955
Net cash provided by operating activities	218,865	128,744	62,315
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	26,347	—	—
Deconsolidation of cash and cash equivalents of the JV Company	(20,734)	—	—
Purchases of property and equipment	(138,014)	(72,700)	(62,398)
Proceeds from sale of property and equipment	135	42	295
Government grant related to equipment	1,444	119	1,254
Net cash used in investing activities	(130,822)	(72,539)	(60,849)
Cash flows from financing activities
Withholding tax on restricted stock units	(8,641)	(6,924)	(1,509)
Proceeds from exercise of stock options and ESPP	6,143	5,092	3,350
Proceeds from borrowings	64,276	65,876	96,232
Repayments of borrowings	(35,748)	(66,584)	(49,394)
Principal payments on capital leases	(4,176)	(16,451)	(11,028)
Net cash provided by (used in) financing activities	21,854	(18,991)	37,651
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	4,895	(708)
Net increase in cash, cash equivalents and restricted cash	109,838	42,109	38,409
Cash, cash equivalents and restricted cash at beginning of year	204,813	162,704	124,295
Cash, cash equivalents and restricted cash at end of year	$314,651	$204,813	$162,704

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,404	$5,641	$2,223
Cash paid for income taxes	$5,768	$970	$2,258

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$62,165	$20,204	$17,370
Reissuance of treasury stock	$64	$120	$56

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$314,352	$202,412	$158,536
Restricted cash	299	233	2,190
Restricted cash - long-term	—	2,168	1,978
Total cash, cash equivalents, and restricted cash	$314,651	$204,813	$162,704

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
Basis of Preparation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a subsidiary in which it had a controlling interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over this subsidiary. Therefore, the Company deconsolidated this subsidiary as of that date. Subsequently, the Company has accounted for it using the equity method of accounting. All intercompany account balances and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Reclassification
Certain reclassifications of prior period presentation to conform to current period presentation have been made with no changes made to balance sheet, income statement or statement of cash flows subtotals.
Joint Venture
On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 51%, and the Chongqing Funds owned 49%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. If both parties agree that the termination of the JV Company is the best interest of each party or the JV Company is bankrupt or insolvent where either party may terminate early, after paying the debts of the JV Company, the remaining assets of the JV Company shall be paid to the Chongqing Funds to cover the principal of its total paid-in contributions plus interest at 10% simple annual rate prior to distributing the balance of the JV Company's assets to the Company. The JV Company has reached its targeted production of assembly and testing.
Effective December 1, 2021, the Company entered into a share transfer agreement (the “STA”) with a third-party investor (the “Investor”), pursuant to which the Company sold to the Investor approximately 2.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 108 million or approximately $16.9 million (the “Transaction”). The Transaction was closed on December 2, 2021 (the “Closing Date”). As a result of the Transaction, as of the Closing Date, the Company’s equity interest in the JV Company decreased from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors from four (4) directors prior to the Transaction. As a result of the Transaction, AOS no longer had a controlling financial interest in the JV Company under generally accepted accounting principles. Loss of control is deemed to have occurred when, among other things, a parent company owns less than a majority of the outstanding equity interest in the subsidiary, lacks a controlling financial interest in the subsidiary and, is unable to unilaterally control the subsidiary through other means such as having, or the ability to obtain or represent, a majority of the subsidiary’s board of directors. Because of these factors, as of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the financial statements of the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting.

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company for an aggregate purchase price of RMB 60 million, or approximately $9.4 million. In addition, on December 30, 2021, the JV

Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange for cash. As a result, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate financing agreement (the “Financing Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Financing Agreement, the New Investors purchased newly issued equity interest of the JV Company for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Immediately following the closing of the Investment, the percentage of outstanding JV Company equity interest beneficially owned by the Company was further reduced to 42.2%.
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

In April 2022, the operations of our two packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. Our facilities in Shanghai were required to be shut down and production was halted beginning in early April. Transportation suspension in and out of Shanghai also interrupted the shipping of raw materials and finished parts to and from our facilities. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May and returned to normal operation in June 2022. The suspension of our Shanghai facilities, and the subsequent partial resumption of production, reduced our ability to complete orders from our customers in a timely manner, which adversely affected our revenue and results of operation for the three months ended June 30, 2022.
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: the timing and success of new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the inability to attract and retain qualified employees, lack of control to the JV Company and ultimately to sustain profitable operations, risks associated with doing business in China, and ability to diversify products and develop digital business; the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; the loss of any of its larger customers; restrictions on the Company’s ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for our products; inability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; successful and timely completion of product design efforts; and new product design introductions by competitors. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.

The Company's revenue limited by its ability to utilize wafer production and packaging and testing capacity from its in-house facilities and obtain adequate wafer supplies from third-party foundries. The Company recently entered into a new agreement with the JV Company pursuant to which the JV Company agrees to provide us with a guaranteed supply of a fixed number of wafers until December 2023. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 10.3%, 11.5% and 12.7% of the wafers used in the Company's products for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions and raw material shortages by its foundries. Such disruptions, shortages and price increases could harm the Company’s operating results. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon Fab and the JV Company, as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.
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

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2022 and 2021, the amount of restricted cash was $0.3 million and $2.4 million, respectively.
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
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	20 years
Manufacturing machinery and equipment	8 to 10 years
Equipment and tooling	3 to 5 years
Computer hardware and software	3 to 5 years
Office furniture and equipment	5 years
Leasehold and building improvements	2 to 20 years
Vehicle	5 years

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
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2022, the Company reduced interest expense by $0.9 million, property, plant and equipment by $1.4 million, and operating expenses by $0.2 million. During the fiscal year ended June 30, 2021, the Company reduced interest expense by $3.0 million, property, plant and equipment by $0.1 million, and operating expenses by $3.7 million. During the fiscal year ended June 30, 2020, the Company reduced interest expenses by $6.1 million, property, plant and equipment by $1.3 million, and operating expenses by $4.7 million.

Long-lived Assets

The Company reviews all long-lived assets whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect our results of operations.

There was no impairment of long-lived assets for fiscal years 2022, 2021 and 2020.

Revenue Recognition

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company recognizes product revenue at a point in time when product is shipped to the customer, as determined by the agreed upon shipping terms, net of estimated stock rotation returns and price adjustments that it expects to provide to certain distributors. The Company presents revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 60 days.

The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns, current expectations, and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company determined its incremental borrowing rate based on the information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease expense is generally recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. The Company does not record leases on the consolidated balance sheet with a term of one year or less. The Company elected to combine its lease and non-lease components as a single lease component for all asset classes.

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

The Financial Accounting Standards Board (FASB), issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.2 million, $0.4 million and $0.7 million in the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
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

Recent Accounting Pronouncements
Recently Issued Accounting Standards not yet adopted

In November 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. The ASU is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The adoption will not have any impacts on the Company's consolidated financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess (1) whether a contract on the entity’s own equity permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.
Recently Adopted Accounting Standards

In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. The adoption of ASU 2020-01 on July 1, 2021 had no material impact on the Company's Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) by removing certain exceptions to the general principles. The Company adopted ASU 2019-12 as of July 1, 2021. ASU 2019-12 had no material impact on the Company's Consolidated Financial Statements.

2. Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement (“STA”) with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company and has determined that the JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date. In connection with the deconsolidation and in accordance with ASC 810, the Company recorded a gain on deconsolidation of $399.1 million during the fiscal year ended June 30, 2022 in the Consolidated Statements of Income. The gain on deconsolidation of the JV Company was calculated as follows:

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

On December 24, 2021, the Company entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by the Company in the JV Company. In addition, on December 30, 2021, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange to cash. As a result of these two transactions, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment and as of June 30, 2022, the percentage of outstanding JV Company equity interest beneficially owned by the Company was reduced to 42.2%.

The net loss associated with these sales of JV Company equity interest held by the Company were recorded in the fiscal year ended June 30, 2022 as follows:

(in thousands)
Gain on 1.1% equity interest sold	$475
Loss on diluted equity interest from issuance of shares under the employee equity incentive plan	(8,116)
Gain on 7.82% equity interest sold	4,501

Loss on changes on equity interest of the JV Company, net	$(3,140)

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the fiscal year ended June 30, 2022, the Company recorded $2.6 million of its equity in loss of the JV Company, using lag reporting.

Summarized Financial Information

The following table presents summarized financial information for the JV Company as of and for the period from December 2, 2021 through March 31, 2022, using lag reporting (in thousands):

As of March 31, 2022
Current assets	$198,323
Non-current assets	$364,777
Current liabilities	$251,988
Non-current liabilities	$76,207

For the periods of December 2, 2021 to March 31, 2022
Revenue	$68,972
Gross loss	$870
Operating expenses	$2,280
Net loss	$6,197

3. Related Party Transactions

As of June 30, 2022, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services for 8-inch wafer products to AOS. Due to the right of offset of receivables and payables with the JV Company, as of June 30, 2022, AOS recorded the net amount of $29.0 million as a payable related to equity investee, net, in the Consolidated Balance Sheet. Since the December 2, 2021 deconsolidation of the JV Company and through the fiscal year ended June 30, 2022, the Company purchased finished goods and services of $117.6 million from the JV Company and AOS provided the JV Company with $36.4 million of 8-inch wafers.

4. Net Income (Loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited

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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$453,163	$58,116	$(6,596)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	26,764	25,786	24,840

Diluted:
Weighted average number of common shares used to compute basic net income per share	26,764	25,786	24,840
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,439	1,486	—
Weighted average number of common shares used to compute diluted net income per share	28,203	27,272	24,840

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$16.93	$2.25	$(0.27)
Diluted	$16.07	$2.13	$(0.27)
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Employee stock options and RSUs	277	193	2,028
ESPP	21	71	834
Total potential dilutive securities	298	264	2,862

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

Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2022	2021	2020
Customer A	24.6%	28.7%	29.3%
Customer B	39.7%	35.4%	35.5%

	June 30,
Percentage of accounts receivable	2022	2021
Customer A	24.6%	12.4%
Customer B	36.4%	22.1%
Customer C	*	21.9%
Customer D	12.0%	*
* Less than 10%

6. Balance Sheet Components
Accounts receivable, net

	June 30,
	2022	2021
	(in thousands)
Accounts receivable	$84,442	$48,234
Less: Allowance for price adjustments	(18,731)	(12,415)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$65,681	$35,789
Inventories

	June 30,
	2022	2021
	(in thousands)
Raw materials	$67,960	$68,900
Work in-process	80,720	68,824
Finished goods	9,360	16,569
	$158,040	$154,293

Other current assets

	June 30,
	2022	2021
	(in thousands)
VAT receivable	$737	$1,539
Other prepaid expenses	3,954	1,465
Prepaid insurance	2,590	2,615
Prepaid maintenance	826	1,670
Prepayments to supplier	257	2,540
Prepaid income tax	2,086	2,221
Interest receivable	25	2,207
Customs deposit	—	270
Other receivables	745	68
	$11,220	$14,595

Property, plant and equipment, net

	June 30,
	2022	2021
	(in thousands)
Land	$4,877	$4,877
Building	16,691	71,454
Manufacturing machinery and equipment	287,574	515,320
Equipment and tooling	28,052	27,017
Computer equipment and software	46,758	41,518
Office furniture and equipment	2,820	3,814
Leasehold improvements	35,254	74,733
Land use rights	—	9,319
	422,026	748,052
Less: accumulated depreciation	(233,340)	(348,749)
	188,686	399,303
Equipment and construction in progress	129,980	37,674
Property, plant and equipment, net	$318,666	$436,977
Total depreciation expense was $39.9 million, $49.3 million and $43.9 million for fiscal year 2022, 2021 and 2020, respectively.
The Company capitalized $0.3 million, $0.3 million and $1.0 million of software development costs during the fiscal year 2022, 2021 and 2020, respectively. Amortization of capitalized software development costs was $0.4 million in fiscal year 2022, $0.5 million in fiscal year 2021 and $0.5 million in fiscal year 2020. Unamortized capitalized software development costs in each of the periods presented at June 30, 2022 and 2021 were $0.8 million and $1.2 million, respectively.

Other long-term assets

	June 30,
	2022	2021
	(in thousands)
Prepayments for property and equipment	$6,890	$14,882
Investments in privately held companies	100	100
Customs deposit	1,708	1,120
Deposit with supplier	6,396	—
Other long-term deposits	18	927
Office leases deposits	1,012	1,100
Other	1,553	740
	$17,677	$18,869

Intangible assets, net

	June 30,
	2022	2021
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(9,674)	(6,314)
	9,781	13,141
Goodwill	269	269
Intangible assets, net	$10,050	$13,410

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronices International N.V. Amortization expense for intangible assets was $3.4 million, $3.4 million and $0.1 million for the years ended June 30, 2022, 2021 and 2020, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. Customer relationships are fully amortized.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2023	$3,286
2024	3,249
2025	3,246
$9,781

Accrued liabilities

	June 30,
	2022	2021
	(in thousands)
Accrued compensation and benefits	$34,681	$32,756
Warranty accrual	2,650	2,795
Stock rotation accrual	4,798	3,917
Accrued professional fees	2,659	3,017
Accrued inventory	2,491	1,138
Accrued facilities related expenses	2,421	2,536
Accrued property, plant and equipment	20,485	8,688
Other accrued expenses	5,159	6,793
Customer deposit	40,578	7,139
ESPP payable	971	715
	$116,893	$69,494
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Beginning balance	$2,795	$709	$623
Addition	1,127	2,443	895
Utilization	(1,272)	(357)	(809)
Ending balance	$2,650	$2,795	$709
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Beginning balance	$3,917	$3,358	$1,921
Addition	5,817	4,742	9,441
Utilization	(4,936)	(4,183)	(8,004)
Ending balance	$4,798	$3,917	$3,358

Other long-term liabilities

	June 30,
	2022	2021
	(in thousands)
Deferred payroll taxes	$—	$1,219
Customer deposits	70,301	42,000
Computer software liabilities	8,302	—
Other	—	904
Other long-term liabilities	$78,603	$44,123
    Customer deposits are payments received from customers for securing future product shipments. As of June 30, 2022, $34.5 million were from Customer A and $21.9 million were from Customer B, and $13.9 million were from other customers. As of June 30, 2021, $21.0 million were from Customer A and $21.0 million were from Customer B.

7. Debt

Short-term bank borrowing

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of June 30, 2022, there was $1.6 million outstanding balance under the loan.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of June 30, 2022, the total outstanding balance of this loan was $0.5 million.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”) entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. The total purchase price of this machinery equipment was euro 12.0 million, or $12.8 million based on the currency exchange rate between the euro and U.S. Dollar on June 30, 2022. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. Based on the terms of the agreement between Jireh and Lender, after the installation and configuration of the equipment for its intended use, Lender will make the remaining 10% payment for the total purchase price and reimburse Jireh for the down payment made to the supplier. By that time, the title of the equipment will be transferred to Lendor. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. Jireh is required to make a monthly payment of interest at an implied interest rate of 4.75% per annum to Lessor. Principal payment is required to be paid monthly after the completion of the title transfer. The financing arrangement is secured by this machneray equipment which had the carrying amount of $12.8 million as of June 30, 2022. As of June 30, 2022, the outstanding balance of this debt financing was $5.0 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 years term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022. As of June 30, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $45.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, the outstanding balance of the term loan was $14.2 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matures on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of June 30, 2022. As of June 30, 2022, the outstanding balance of the term loan was $1.9 million.

At June 30, 2022, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2023	$25,638
2024	9,952
2025	9,999
2026	10,047
2027	12,348
Thereafter	234
Total principal of debt	68,218
Less: debt issuance costs	(169)
Total principal of debt, less debt issuance costs	$68,049

	Short-term Debt	Long-term Debt	Total
Principal amount	$25,638	$42,580	$68,218
Less: debt issuance costs	(75)	(94)	(169)
Total debt, less debt issuance costs	$25,563	$42,486	$68,049

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities and operating lease liabilities - long-term on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the consolidated balance sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the machinery lease financing with a vendor. In addition, the finance lease related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China was not included in the Company’s Consolidated Balance Sheet at June 30, 2022 due to the deconsolidation of the JV Company on December 2, 2021. The Company does not record leases on the consolidated balance sheet with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021
Operating leases:
Fixed rent expense	$6,262	$6,760
Variable rent expense	946	815
Finance lease:
Amortization of equipment	908	2,200
Interest	976	2,168
Short-term leases:
Short-term lease expenses	205	221
Total lease expenses	$9,297	$12,164

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2022	June 30, 2021
Operating Leases:
ROU assets associated with operating leases	$23,674	$34,660
Finance Lease:
Property, plant and equipment, gross	$4,831	$114,404
Accumulated depreciation	(136)	(96,470)
Property, plant and equipment, net	$4,695	$17,934

Weighted average remaining lease term (in years)
Operating leases	7.42	8.44
Finance lease	5.00	1.72

Weighted average discount rate
Operating leases	4.27%	4.67%
Finance lease	4.76%	5.46%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,480	$6,496
Operating cash flows from finance lease	$976	$2,168
Financing cash flows from finance lease	$4,176	$16,451

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,852	$5,585

Future minimum lease payments are as follows as of June 30, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$5,206	$993
2024	4,053	1,083
2025	3,222	1,083
2026	3,176	1,083
2027	3,147	1,076
Thereafter	10,337	—
Total minimum lease payments	29,141	5,318
Less amount representing interest	(4,413)	(584)
Total lease liabilities	$24,728	$4,734

9. Shareholders' Equity
Common Shares

The Company's Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2022

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.
During fiscal year 2022, 2021 and 2020, the Company did not repurchase any shares pursuant to the repurchase program.
As of June 30, 2022, the Company had repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 167,395 shares with a weighted average repurchase price of $10.06 per share, were reissued at an average price of $5.00 per share for option exercises and vested restricted stock units (“RSU”). As of June 30, 2022, $13.4 million remain available under the share repurchase program.

10. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the “2018 Plan”) was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization Therefore, the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. At the annual general meeting of shareholders in November 2021, the 2018 Plan was approved to increase by 1,000,000 shares to a total of 3,065,000 shares. As of June 30, 2022, 537,260 shares were available for grant under the 2018 Plan.
Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units covering that number of common shares determined by dividing one hundred twenty-five thousand dollars ($125,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date, up to a maximum of 10,000 shares.

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

Time-based Restricted Stock Units (“TRSU”)

The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	906,341	$14.09	1.62	$8,465,225
Granted	505,440	$8.51
Vested	(455,893)	$13.53
Forfeited	(23,750)	$13.19
Nonvested at June 30, 2020	932,138	$11.36	1.66	$10,141,661
Granted	722,873	$29.85
Vested	(567,087)	$15.70
Forfeited	(34,400)	$14.88
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	597,381	$45.83
Vested	(410,670)	$20.54
Forfeited	(70,626)	$26.79
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764

Performance-based Restricted Stock Units (“PRSU”)

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded $4.6 million, $2.3 million and $1.5 million of expenses for these PRSUs during the years ended June 30, 2022, 2021 and 2020, respectively.

During the quarter ended June 30, 2019, the Company announced an incentive program. Under this program, each participant’s award is denominated in stock and subject to achievement of certain objective goals within certain timelines. In June 2020, the Company believed it was most likely that predetermined goal measures would be met. Therefore, the Company reported such expenses in the other current liabilities line on the condensed consolidated balance sheets as the amount of bonus is to be settled in variable number of RSU’s at the completion of the objective goals. Such non-cash compensation expense was recorded as part of share-based compensation expense in the condensed consolidated statements of operations. As of June 30, 2022 and 2021, the Company recorded nil and $0.1 million such expenses in the other current liabilities, respectively. During the fiscal years ended June 30, 2022, 2021 and 2020, the Company recorded $0.3 million, $3.1 million and $0.6 million of non-cash compensation expense, respectively. As of June 30, 2022, the Company granted RSUs valued at $4.0 million to participants, which were fully vested due to achievement of certain objective measures.

The following table summarizes the Company’s PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2019	596,724	$13.95	1.88	$5,573,402
Granted	155,000	$7.36
Vested	(110,659)	$16.68
Forfeited	(298,290)	$11.32
Nonvested at June 30, 2020	342,775	$12.38	1.60	$3,729,392
Granted	165,500	$36.27
Vested	(148,211)	$14.24
Forfeited	(6,240)	$17.23
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Granted	194,000	$48.65
Vested	(151,199)	$19.44
Forfeited	(7,250)	$40.33
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded approximately $4.5 million expenses for these MSUs during the fiscal year ended June 30, 2022.

During the quarter ended September 30, 2018, the Company granted 1.3 million market-based restricted stock units (“MSUs”) to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period.

The MSUs vest in four equal annual installments after the end of performance period. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The modified MSUs were valued immediately before and after the modification, using Morte Carlo simulation pricing model. The Morte Carlo simulation pricing model applied the following assumptions for pre-modification conditions: risk-free interest rate of 0.13%, expected term of 1.3 years, expected volatility of 66.7% and dividend yield of 0%; and for post-modification conditions: risk-free interest rate of 0.14%, expected term of 2.3 years, expected volatility of 59.1% and dividend yield of 0%. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $1.6 million, $1.2 million and $0.6 million of expense for these MSUs during the years ended June 30, 2022, 2021 and 2020, respectively.
Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2019	876,478	$10.98	3.06
Granted	—	$—
Exercised	(2,500)	$10.50		$4,726
Canceled or forfeited	(230,000)	$17.11
Outstanding at June 30, 2020	643,978	$8.79	2.89
Granted	—	$—
Exercised	(156,103)	$11.31		$1,272,291
Canceled or forfeited	—	$—
Outstanding at June 30, 2021	487,875	$7.99	2.32
Granted	—	$—
Exercised	(98,000)	$9.15		$3,936,675
Canceled or forfeited	—	$—
Outstanding at June 30, 2022	389,875	$7.70	1.53	$9,997,364
Options vested and expected to vest	389,875	$7.70	1.53	$9,997,364
Exercisable at June 30, 2022	389,875	$7.70	1.53	$9,997,364

The aggregate intrinsic value for options outstanding at June 30, 2022 in the table above is based on the Company’s common stock closing price on June 30, 2022.
The 2018 Employee Share Purchase Plan
At the annual general meeting of shareholders in November 2018, the 2018 Employee Share Purchase Plan (“Purchase Plan” or “ESPP”) Plan was approved, under which 1,430,000 common shares are available for issuance. The Purchase Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. At the general meeting of shareholders in November 2021, the ESPP Plan was approved to increase from 1,430,000 shares to 2,500,000 shares. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day of the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased by a participant on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-

month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period. No more than 300,000 common shares may be purchased by all participants on any purchase date.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2022	2021	2020
Volatility rate	66.4% - 69.9%	63.1% - 68.5%	46.4% - 58.3%
Risk-free interest rate	0.3% - 2.1%	0.1% - 0.2%	0.2% - 1.6%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2022, 2021 and 2020 was $16.48, $11.11 and $4.33 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Cost of goods sold	$5,125	$1,756	$1,530
Research and development	7,049	5,352	2,895
Selling, general and administrative	19,150	8,216	6,029

	$31,324	$15,324	$10,454
Total unrecognized share-based compensation expense as of June 30, 2022 was $84.3 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.2 years.

11. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. Effective from April 1, 2022, the Company begins to match 50% of employee contribution up to 4% of eligible compensation for a 2% maximum match. During the fiscal year ended June 30, 2022, the Company made employer match contributions of $0.3 million.
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

12. Income Taxes
    The provision for income taxes is comprised of:

	Year Ended June 30,
	2022	2021	2020
		(in thousands)
U.S. federal taxes:
Current	$645	$31	$(1,673)
Deferred	2,260	1,955	22
Non-U.S. taxes:
Current	7,749	2,344	1,940
Deferred	28,599	(396)	58
State taxes, net of federal benefit:
Current	5	1	1
Total provision for income taxes	$39,258	$3,935	$348
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2022	2021	2020
United States statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	0.0	0.1	—
Foreign taxes, net	(14.3)	(14.4)	(36.1)
Outside basis difference on equity method investment	1.2	—	—
Research and development credit	(0.3)	(2.4)	8.0
Non-deductible expenses	0.5	2.4	(1.0)
U.S. Tax Act deferred tax re-measurement	—	—	6.2
Foreign Derived Intangible Income Deduction	(0.3)	—	—
Other	0.1	(0.2)	—
	7.9%	6.5%	(1.9)%
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2022	2021	2020
		(in thousands)
U.S. operations	$16,684	$9,622	$3,549
Non-U.S. operations	478,386	50,602	(21,458)
Loss before income taxes	$495,070	$60,224	$(17,909)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2022	2021
	(in thousands)
Deferred tax assets:
Accrued compensation	$5,742	$3,954
Net operating loss carryforwards	61	22,539
Depreciation	4,365	7,924
Tax credits	15,079	15,550
Operating lease liabilities	5,807	7,292
Capitalized intangible assets	—	9,982
Accruals and reserves	643	1,113
Total deferred tax assets	31,697	68,354
Valuation allowance	(5,755)	(41,474)
Total deferred tax assets, net of valuation allowance	25,942	26,880
Deferred tax liabilities:
Depreciation and amortization	(18,909)	(17,193)
Right of use assets	(5,579)	(6,968)
Investments	(29,619)	—
Total deferred tax liabilities	(54,107)	(24,161)
Net deferred tax assets/(liabilities)	$(28,165)	$2,719
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2022	2021
	(in thousands)
Long-term deferred tax assets	$592	$5,167
Long-term deferred tax liabilities	(28,757)	(2,448)
Net deferred tax assets/(liabilities)	$(28,165)	$2,719

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $5.8 million and $41.5 million as of June 30, 2022 and 2021, respectively. The change in valuation allowance for June 30, 2022 and 2021 was a decrease of $35.7 million and an increase of $3.6 million, respectively.

At June 30, 2022 and 2021, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $5.8 million for both years, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward.

At June 30, 2021, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $35.7 million. The valuation allowance related to the deferred tax assets of the JV Company was reduced to $0 at June 30, 2022 as a result of the deconsolidation of the JV Company in December 2021.

At June 30, 2022, the Company had federal research and development tax credit carryforwards of approximately $8.9 million. The federal tax credits begin to expire in 2030, if not utilized.  At June 30, 2022, the Company had $0.9 million of state net operating loss carryforwards and had tax credit carryforwards of approximately $7.8 million. Approximately $0.2 million of the state tax credits begin to expire in 2023, if not utilized. The remaining $7.6 million of the state tax credits carryforward indefinitely.

The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. However, we have recorded a deferred tax liability of $29.6 million at June 30, 2022 related to our investment in the JV Company. As of June 30, 2022, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $314.7 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2019 to June 30, 2022 is as follows:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$7,645	$7,126	$7,150
Additions based on tax positions related to the current year	1,121	677	333
Reductions based on tax positions related to prior years	(40)	(41)	(114)
Reductions due to lapse of applicable statute of limitations	(117)	(117)	(243)

Balance at end of year	$8,609	$7,645	$7,126
At June 30, 2022, the total unrecognized tax benefits of $8.6 million included $6.6 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $2.0 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2022. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.
The total unrecognized tax benefits of $8.6 million at June 30, 2022 included $5.6 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.01 million reduction to its uncertain tax positions during the next twelve months, related to potential expiration of the relevant statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2022 was $0.2 million, of which $32 thousand was recognized in the year ended June 30, 2022. The amount of interest and penalties accrued at June 30, 2021 was $0.1 million, of which $5 thousand was recognized in the year ended June 30, 2021.
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

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

The Company is not currently subject to the Base Erosion and Anti-Abuse (BEAT) tax, which is a tax imposed on certain entities who make payments to their non U.S. affiliates, where such payments reduce the U.S. tax base. The BEAT tax is imposed at a rate of 10% on Adjusted Taxable Income, excluding certain payments to foreign related entities. It is an incremental tax over and above the corporate income tax and is recorded as a period cost. It is possible that this tax could be applicable in future periods, which would cause an increase to the effective tax rate and cash taxes.

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

“The Chip and Science Act of 2022”, Enacted August 2, 2022
In August 2022 the U.S. enacted the Chip and Science Act of 2022 (the Chips Act). The Chips Act provides incentives to semiconductor chip manufacturers in the United States, including providing a 25% manufacturing investment credits for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, we are evaluating the impact of the Chips Act to us.

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through June 2022. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

13. Segment and Geographic Information
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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Hong Kong	$630,238	$537,553	$390,478
China	120,978	107,325	64,058
South Korea	11,802	5,497	3,303
United States	12,470	5,492	4,465
Other countries	2,064	1,035	2,605
	$777,552	$656,902	$464,909
During the fiscal year ended June 30, 2022, the Company corrected an immaterial error to reduce revenues in Hong Kong by $0.5 million, and to increase the revenues in China by $0.5 million for the fiscal year ended June 30, 2021.
The following is a summary of revenue by product type:

	Year Ended June 30,
	2022	2021	2020
	(in thousands)
Power discrete	$545,135	$482,718	$391,941
Power IC	220,882	161,726	66,360
Packaging and testing services	11,535	12,458	6,608
	$777,552	$656,902	$464,909

Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2022	2021
	(in thousands)
China	$105,326	$350,387
United States	232,731	118,756
Other countries	4,283	2,494
	$342,340	$471,637

14. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2022 and 2021, such restricted portion amounted to approximately $92.4 million and $209.9 million, or 10.8% and 50.4%, of our total consolidated net assets attributable to the Company, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

15. Commitments and Contingencies
Purchase commitments
As of June 30, 2022 and 2021, the Company had approximately $89.9 million and $81.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2022 and 2021, the Company had approximately $63.4 million, and $90.0 million, respectively, of commitments for the purchase of property and equipment.
Other commitments
See Notes 1, 7 and 8 to the Consolidated Financial Statements contained in this annual Report on Form 10-K for descriptions of commitments including Joint Venture, debt and leases.
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

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2022 and 2021.

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

16. Cybersecurity Incident

In April 2022, the Company became aware of a cybersecurity incident involving unauthorized access to one email account at the Company, which caused the Company to make payments to unauthorized bank accounts. As a result, the Company recorded a loss of $1.5 million due to the incident for the three months ended March 31, 2022. The financial impact of this incident was not material, and there were no changes to previously released financial results or financial statements. Immediately following the discovery, the Company commenced an investigation, contained the incident and implemented additional protective measures and internal control policies and procedures. The Company has also retained a professional cybersecurity investigation firm to conduct a full forensic analysis of the incident, and concluded that there were no evidence of malware, persistence mechanisms or other compromised exchange on-premises accounts within the Company's environment. In addition, there was no evidence to suggest that these accounts were accessed via the user agent that has the capability to synchronize or download email messages to the user’s local host. This incident appears to be isolated and its financial impact identified to date was not material. The Company believes that it had not incurred other damages and losses based on the conclusion of the full investigation.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2019	$30	$24,075	$35,420
Additions	—	140,413	2,407
Reductions	—	(134,396)	—

June 30, 2020	$30	$30,092	$37,827
Additions	—	178,902	3,647
Reductions	—	(196,579)	—

June 30, 2021	$30	$12,415	$41,474
Additions	—	170,651	—
Reductions	—	(164,335)	(35,719)

June 30, 2022	$30	$18,731	$5,755

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
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

10.38
Supplemental Agreement to Financing Lease Contract, dated as of June 28, 2020 between YinHai Leasing Company and China Import/Export Bank and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.44 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on September 2, 2020)

10.39
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.40
Supplemental Agreement to Financing Lease Contract, dated August 3, 2020 between YinHai Leasing Company and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.41
Letter Agreement of Severance Benefit Program for Yifan Liang, dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 8, 2021)

10.43(+)
Alpha and Omega Semiconductor Limited Calendar Year 2021 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 7, 2021)

10.44(+)
First Amendment to CEO Employment Agreement between Dr. Mike Chang and Alpha and Omega Semiconductor Limited (incorporated by reference to Exhibit 10.44 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)

10.45(+)
2021 Officer Form Retention Agreement for Executive Officers of Alpha and Omega Semiconductor Limited (incorporated by reference to Exhibit 10.45 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)

10.47(+)	Second Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.47 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.48(+)	Third Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.48 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.49	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 5, 2021)
10.50
Equity Transfer Agreement of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2022)

10.51
The fourth Supplementary Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2022)

10.52
Fourth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.53
Fifth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.54*†	Shareholders Contract of Chongqing Alpha and Omega Semiconductor Limited dated as of July 12, 2022
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1*	Chongqing Alpha and Omega Semiconductor Limited Report of Independent Auditor

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
* Filed with this Annual Report on Form 10-K.
† Certain provisions in this exhibit have been omitted as confidential information.
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

September 19, 2022

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

Signature	Title	Date
/s/ MIKE F. CHANG	Chairman of the Board and Chief Executive Officer	September 19, 2022
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	September 19, 2022
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ LUCAS S. CHANG	Director	September 19, 2022
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	September 19, 2022
Claudia Chen

/s/ YUEH-SE HO	Director	September 19, 2022
Yueh-Se Ho, Ph.D.

/s/ SO-YEON JEONG	Director	September 19, 2022
So-Yeon Jeong

/s/ HANQING (HELEN) LI	Director	September 19, 2022
Hanqing (Helen) Li

/s/ KING OWYANG	Director	September 19, 2022
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	September 19, 2022
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	September 19, 2022
Michael J. Salameh