Form 10-Q
period 2022-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2022-11-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2022: 27,407,97525,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$316,119	$314,352
Restricted cash	278	299
Accounts receivable, net	55,769	65,681
Inventories	164,946	158,040
Other current assets	11,030	11,220
Total current assets	548,142	549,592
Property, plant and equipment, net	339,470	318,666
Operating lease right-of-use assets	24,251	23,674
Intangible assets, net	9,211	10,050
Equity method investment	375,914	378,378
Deferred income tax assets	553	592
Other long-term assets	13,897	17,677
Total assets	$1,311,438	$1,298,629
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,101	$87,377
Accrued liabilities	108,350	116,893
Payable related to equity investee, net	19,516	28,989
Income taxes payable	4,687	4,248
Short-term debt	26,738	25,563
Finance lease liabilities	820	802
Operating lease liabilities	4,119	3,850
Total current liabilities	244,331	267,722
Long-term debt	46,953	42,486
Income taxes payable - long-term	2,191	2,158
Deferred income tax liabilities	28,572	28,757
Finance lease liabilities - long-term	3,873	3,932
Operating lease liabilities - long-term	20,748	20,878
Other long-term liabilities	79,301	78,603
Total liabilities	425,969	444,536
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2022 and June 30, 2022	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 34,018 shares and 27,401 shares, respectively at September 30, 2022 and 33,988 shares and 27,371 shares, respectively at June 30, 2022	68	68
Treasury shares at cost: 6,617 shares at September 30, 2022 and 6,617 shares at June 30, 2022	(65,996)	(66,000)
Additional paid-in capital	299,196	288,951
Accumulated other comprehensive income (loss)	(3,827)	1,080
Retained earnings	656,028	629,994
Total equity	885,469	854,093
Total liabilities and equity	$1,311,438	$1,298,629

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2022	2021
Revenue	$208,476	$187,035
Cost of goods sold	137,348	122,468
Gross profit	71,128	64,567
Operating expenses
Research and development	21,389	17,812
Selling, general and administrative	24,205	21,806
Total operating expenses	45,594	39,618
Operating income	25,534	24,949

Other income (loss), net	(16)	(16)
Interest expense, net	(608)	(2,176)
Net income before income taxes	24,910	22,757

Income tax expense	1,374	1,320
Net income before income from equity method investment	23,536	21,437
Equity method investment income from equity investee	2,502	—
Net income	26,038	21,437
Net loss attributable to noncontrolling interest	—	(1,987)
Net income attributable to Alpha and Omega Semiconductor Limited	$26,038	$23,424

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.95	$0.89
Diluted	$0.88	$0.85
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	27,391	26,365
Diluted	29,423	27,638

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2022	2021
Net income including noncontrolling interest	$26,038	$21,437
Other comprehensive income, net of tax
Foreign currency translation adjustment	(4,907)	(100)
Comprehensive income	21,131	21,337
Less: Noncontrolling interest	—	(2,001)
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$21,131	$23,338
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	12	—	—	(12)	—	—	—
Withholding tax on restricted stock units	—	—	(174)	—	—	(174)	—	(174)
Share-based compensation	—	—	4,502	—	—	4,502	—	4,502
Net income (loss) including noncontrolling interest	—	—	—	—	23,424	23,424	(1,987)	21,437
Foreign currency translation adjustment	—	—	—	(86)	—	(86)	(14)	(100)
Balance, September 30, 2021	$66	$(66,052)	$264,321	$2,229	$200,307	$400,871	$141,119	$541,990

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	$68	$(66,000)	$288,951	$1,080	$629,994	$854,093	$—	$854,093
Exercise of common stock options and release of restricted stock units	—	—	19	—	—	19	—	19
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	4	—	—	(4)	—	—	—
Withholding tax on restricted stock units	—	—	(370)	—	—	(370)	—	(370)
Share-based compensation	—	—	10,596	—	—	10,596	—	10,596
Net income	—	—	—	—	26,038	26,038	—	26,038
Foreign currency translation adjustment, net of tax	—	—	—	(4,907)	—	(4,907)	—	(4,907)
Balance, September 30, 2022	$68	$(65,996)	$299,196	$(3,827)	$656,028	$885,469	$—	$885,469

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income including noncontrolling interest through December 1, 2021	$26,038	$21,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,352	13,722
Share-based compensation expense	10,596	4,635
Income from equity investment	(2,502)	—
Deferred income taxes, net	(147)	638
Loss on disposal of property and equipment	398	28
Changes in operating assets and liabilities
Accounts receivable	9,912	(3,528)
Inventories	(6,907)	(9,145)
Other current and long-term assets	(519)	(2,561)
Accounts payable	(6,029)	2,081
Net payable equity investee	(9,472)	—
Income taxes payable	471	414
Accrued and other liabilities	5,484	52,886
Net cash provided by operating activities	36,675	80,607
Cash flows from investing activities
Purchases of property and equipment	(40,260)	(24,993)
Government grant related to equipment	286	1,082
Net cash used in investing activities	(39,974)	(23,911)
Cash flows from financing activities
Withholding tax on restricted stock units	(370)	(174)
Proceeds from exercise of stock options and release of restricted stock	19	—
Proceeds from borrowings	8,632	7,550
Repayments of borrowings	(2,618)	(9,735)
Principal payments on finance leases	(201)	(4,176)
Net cash provided by (used in) financing activities	5,462	(6,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(417)	(11)
Net increase in cash, cash equivalents and restricted cash	1,746	50,150
Cash, cash equivalents and restricted cash at beginning of period	314,651	204,813
Cash, cash equivalents and restricted cash at end of period	$316,397	$254,963

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$19,360	$11,285

	September 30, 2022	September 30, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$316,119	$252,453
Restricted cash	278	342
Restricted cash - long term	—	2,168
Total cash, cash equivalents, and restricted cash	$316,397	$254,963
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or any other interim period. The consolidated balance sheet at June 30, 2022 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of September 30, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange for cash in December 2021, and (iv) the New Investors purchased newly issued equity interest of JV in January 2022.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

As a result of the COVID-19 pandemic and changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, the Company has experienced shifting market trends, including an increasing demand in markets for notebooks, personal computing ("PC"), gaming devices and other products. While it has benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline if government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities. During the first half of calendar year 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time,

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
however, new variants of COVID-19 continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which we operate, including China and U.S. Furthermore, the Company may be subject to the ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates. In addition, the Company’s operations in China have been negatively impacted by the zero-Covid policy imposed by the Chinese government, which has resulted in lockdowns, mass testing and restrictions of travels and movement that limited our ability to conduct our business activities.

The full extent of the longer-term impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside of its control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures, including local and regional lockdown and quarantines; the disruption of global supply chain; and the impact of the pandemic on the global economy and demand for consumer products.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations, including the possibility of a dispute with a vendor. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2022 and June 30, 2022, the amount of restricted cash was $0.3 million and $0.3 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, the Company reduced its equity interest in the JV Company and experienced a loss of control of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements, if applicable.

The Company records its interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income.
Valuation of inventories

The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost primarily consists of semiconductor wafers and raw materials, labor, depreciation expenses and other manufacturing expenses

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and overhead, and packaging and testing fees paid to third parties if subcontractors are used. Valuation of inventories is based on its periodic review of inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices. If actual market conditions are less favorable than those forecasted by the Company, additional future inventory write-downs may be required that could adversely affect its operating results. Adjustments to inventory, once established are not reversed until the related inventory has been sold or scrapped. If actual market conditions are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three months ended September 30, 2022 and 2021, the Company reduced property, plant and equipment by $0.3 million and $1.1 million, respectively.

Accounting for income taxes

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

Long-lived Assets

The Company reviews all long-lived assets whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if the Company concludes that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values, which could adversely affect its results of operations.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, "Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This ASU was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in ASU 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Standards
In November 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. The adoption of ASU 2021-10 had no impact on the Company's Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The adoption of ASU 2020-06 had no impact on the Company's Consolidated Financial Statements.

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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment and as of June 30, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three months ended September 30, 2022, the Company recorded $2.5 million of its equity in income of the JV Company, using lag reporting. As of September 30, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions
As of September 30, 2022, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS also sells 8-inch wafers to the JV Company for further assembly and testing services. Due to the right of offset of receivables and payables with the JV Company, as of September 30, 2022, AOS recorded the net amount of $19.5 million presented as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. Since the December 2, 2021 deconsolidation of the JV Company, the purchases by AOS for the three months ended September 30, 2022 were $46.1 million, and the sales by AOS for the three months ended September 30, 2022 were $16.6 million.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$26,038	$23,424

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	27,391	26,365
Diluted:
Weighted average number of common shares used to compute basic net income per share	27,391	26,365
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	2,032	1,273
Weighted average number of common shares used to compute diluted net income per share	29,423	27,638
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.95	$0.89
Diluted	$0.88	$0.85
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Employee stock options and RSUs	605	510
ESPP	223	33
Total potential dilutive securities	828	543

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2022	2021
Customer A	24.0%	27.4%
Customer B	38.6%	36.6%
Customer C	11.2%	*

	September 30, 2022	June 30, 2022
Percentage of accounts receivable
Customer A	13.3%	24.6%
Customer B	30.7%	36.4%
Customer C	18.7%	12.0%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	September 30, 2022	June 30, 2022
	(in thousands)
Accounts receivable	$77,802	$84,442
Less: Allowance for price adjustments	(22,003)	(18,731)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$55,769	$65,681

Inventories:

	September 30, 2022	June 30, 2022
	(in thousands)
Raw materials	$73,077	$67,960
Work in-process	78,615	80,720
Finished goods	13,254	9,360
	$164,946	$158,040

Other current assets:

	September 30, 2022	June 30, 2022
	(in thousands)
Value-added tax receivable	$216	$737
Other prepaid expenses	4,488	3,954
Prepaid insurance	2,997	2,590
Prepaid maintenance	1,223	826
Prepayment to supplier	92	257
Prepaid income tax	1,149	2,086
Interest receivable	148	25
Other receivables	717	745
	$11,030	$11,220

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2022	June 30, 2022
	(in thousands)
Land	$4,877	$4,877
Building	16,930	16,691
Manufacturing machinery and equipment	298,374	287,574
Equipment and tooling	29,123	28,052
Computer equipment and software	48,053	46,758
Office furniture and equipment	2,928	2,820
Leasehold improvements	36,381	35,254
	436,666	422,026
Less: accumulated depreciation	(241,857)	(233,340)
	194,809	188,686
Equipment and construction in progress	144,661	129,980
Property, plant and equipment, net	$339,470	$318,666

Intangible assets, net:

	September 30, 2022	June 30, 2022
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(10,513)	(9,674)
	8,942	9,781
Goodwill	269	269
Intangible assets, net	$9,211	$10,050

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2023 (Remaining)	$2,446
2024	3,249
2025	3,247
$8,942

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	September 30, 2022	June 30, 2022
	(in thousands)
Prepayments for property and equipment	$2,656	$6,890
Investment in a privately held company	100	100
Customs deposit	1,767	1,708
Deposit with supplier	6,297	6,396
Other long-term deposits	45	18
Office leases deposits	958	1,012
Other	2,074	1,553
	$13,897	$17,677
Accrued liabilities:

	September 30, 2022	June 30, 2022
	(in thousands)
Accrued compensation and benefits	$39,513	$34,681
Warranty accrual	2,828	2,650
Stock rotation accrual	4,710	4,798
Accrued professional fees	3,346	2,659
Accrued inventory	1,568	2,491
Accrued facilities related expenses	3,207	2,421
Accrued property, plant and equipment	8,634	20,485
Other accrued expenses	5,291	5,159
Customer deposit	36,184	40,578
ESPP payable	3,069	971
	$108,350	$116,893

The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$2,650	$2,795
Additions	205	139
Utilization	(27)	(110)
Ending balance	$2,828	$2,824

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$4,798	$3,917
Additions	3,677	701
Utilization	(3,765)	(836)
Ending balance	$4,710	$3,782
Other long-term liabilities:

	September 30, 2022	June 30, 2022
	(in thousands)
Customer deposits	$71,701	$70,301
Computer software liabilities	7,600	8,302
Other long-term liabilities	$79,301	$78,603

Customer deposits are payments received from customers for securing future product shipments. As of September 30, 2022, $29.5 million were from Customer A and $20.9 million were from Customer B, and $21.3 million were from other customers. As of June 30, 2022, $34.5 million were from Customer A and $21.9 million were from Customer B, and 13.9 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a credit maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of September 30, 2022, the total outstanding balance of this loan was $1.5 million.

On November 16, 2018, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of September 30, 2022, there was no outstanding balance.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2022, the Borrower was in compliance with these covenants. As of September 30, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the machine. The total purchase price of this machinery equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this machinery equipment and the hardware which had the carrying amount of $13.1 million as of September 30, 2022. As of September 30, 2022, the outstanding balance of this debt financing was $13.4 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $45.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2022. As of September 30, 2022, the outstanding balance of the term loan was $13.9 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2022. As of September 30, 2022, there was no outstanding balance.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2023 (Remaining)			$23,954
2024			11,472
2025			11,664
2026			11,871
2027			14,344
Thereafter			536
Total principal			73,841
Less: debt issuance costs			(150)
Total principal, less debt issuance costs			$73,691

	Short-term Debt	Long-term Debt	Total
Principal amount	$26,805	$47,036	$73,841
Less: debt issuance costs	(67)	(83)	(150)
Total debt, less debt issuance costs	$26,738	$46,953	$73,691

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. In September 2022, the lease was amended to make a monthly payment of principal and interest as a fixed amount effective in October 2022. Other terms remain the same. The amendment was accounted for as a debt modification and no gain or loss was recognized. In addition, the finance lease related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China was not included in the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2022 due to the deconsolidation of the JV Company on December 2, 2021. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The Company’s unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2021 include the JV Company's results for the period preceding the deconsolidation on December 2, 2021. The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating leases:
Fixed rent expense	$1,413	$1,801
Variable rent expense	237	298
Finance lease:
Amortization of equipment	137	468
Interest	57	410
Short-term leases
Short-term lease expenses	80	54
Total lease expenses	$1,924	$3,031

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2022	June 30, 2022
Operating Leases:
ROU assets associated with operating leases	$24,251	$23,674
Finance Lease:
Property, plant and equipment, gross	$5,133	$4,831
Accumulated depreciation	(272)	(136)
Property, plant and equipment, net	$4,861	$4,695

Weighted average remaining lease term (in years)
Operating leases	6.99	7.42
Finance lease	5.00	5.00

Weighted average discount rate
Operating leases	4.31%	4.27%
Finance lease	7.51%	4.76%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,487	$1,811
Operating cash flows from finance lease	$57	$410
Financing cash flows from finance lease	$201	$4,176

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,924	$164

Future minimum lease payments are as follows as of September 30, 2022 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2023	$4,223	$859
2024	4,621	1,144
2025	3,794	1,144
2026	3,179	1,144
2027	3,104	1,144
Thereafter	10,139	192
Total minimum lease payments	29,060	5,627
Less amount representing interest	(4,193)	(934)
Total lease liabilities	$24,867	$4,693

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

During the three months ended September 30, 2022, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 167,895 shares with a weighted average repurchase price of $10.06 per share, were reissued at an average price of $4.98 per share pursuant to option exercises and vested restricted share units (“RSU”). As of September 30, 2022, approximately $13.4 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the three months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764
Granted	90,500	$37.14
Vested	(36,516)	$25.44
Forfeited	(20,275)	$33.23
Nonvested at September 30, 2022	1,203,318	$34.54	1.59	$37,014,062

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded approximately $2.0 million and nil of expenses for these MSUs during the three months ended September 30, 2022 and 2021, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $0.6 million and $0.4 million of expenses for MSUs during the three months ended September 30, 2022 and 2021, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.6 million and $1.0 million of expense for these PRSUs during the three months ended September 30, 2022 and 2021, respectively.
The following table summarizes the Company’s PRSUs activities for the three months ended September 30, 2022:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763
Nonvested at September 30, 2022	389,375	$36.56	1.59	$11,977,175
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2022 and 2021. The following table summarizes the Company's stock option activities for the three months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2022	389,875	$7.70	1.53	$9,997,364
Exercised	(2,500)	$7.56		$87,500
Outstanding at September 30, 2022	387,375	$7.70	1.28	$8,933,486
Options vested and expected to vest	387,375	$7.70	1.28	$8,933,486
Exercisable at September 30, 2022	387,375	$7.70	1.28	$8,933,486

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2022
Volatility rate	69.9%
Risk-free interest rate	2.1%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
On September 8, 2022, the Compensation Committee of the Board approved modifications to the terms of equity awards granted to a former officer who is currently a board member of the Company. The modifications waived the four-year time based service performance of his MSU and allowed continuing vesting of his TRSU and PRSU according to the original awards' vesting schedule after his termination as a board member. The incremental expenses for these equity shares resulting from the modification were $3.9 million. During the three months ended September 30, 2022, the Company recorded $0.3 million, net of reversal of prior recorded expenses, of shared-based compensation for these equity shares.
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Cost of goods sold	$1,788	$569
Research and development	2,494	1,043
Selling, general and administrative	6,314	3,023
	$10,596	$4,635

As of September 30, 2022, total unrecognized compensation cost under the Company's equity plans was $78.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

10. Income Taxes

The Company recognized income tax expense of approximately $1.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The income tax expense of $1.4 million for the three months ended September 30, 2022 included a $0.07 million discrete tax expense. The income tax expense of $1.3 million for the three months ended September 30, 2021 included $0.09 million discrete tax expense. Excluding the discrete income tax items, the effective tax rate for the three months ended September 30, 2022 and 2021 was 4.8% and 5.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2022, the gross amount of unrecognized tax benefits was approximately $8.6 million, of which $5.6 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“The Inflation Reduction Act”, Enacted August 16, 2022

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The CAMT is currently not applicable to the Company.

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through September 2022. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Hong Kong	$172,296	$148,655
China	28,014	32,840
South Korea	2,897	2,854
United States	4,484	2,305
Other countries	785	381
	$208,476	$187,035

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Power discrete	$145,139	$130,688
Power IC	61,754	52,330
Packaging and testing services	1,583	4,017
	$208,476	$187,035

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2022	June 30, 2022
	(in thousands)
China	$111,151	$105,326
United States	248,679	232,731
Other countries	3,891	4,283
	$363,721	$342,340

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2022 and June 30, 2022, the Company had approximately $93.6 million and $89.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of September 30, 2022 and June 30, 2022, the Company had approximately $32.5 million and $63.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2022 and June 30, 2022.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on September 19, 2022.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,500 products, and has grown significantly with the introduction of over 130 new products in the fiscal year ended June 30, 2022, and over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively. During the three months ended September 30, 2022, we introduced an additional 16 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 894 patents and 59 patent applications in the United States as of September 30, 2022. We also have a total of 954 foreign patents, which were based primarily on our research and development efforts through September 30, 2022. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended September 30, 2022, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio expanded significantly. Our high performance products and deepened customer relationships with our OEM and ODM customers have contributed to the achievement of our record high quarterly revenue of $208.5 million for the three months ended September 30, 2022, a 11.5% growth compared to the same quarter last year.

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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at both June 30, 2022 and September 30, 2022.

We reduced our ownership of the JV Company to below 50% to increase the flexibility of the JV Company to raise capital to fund its future expansion. The JV Company is also contemplating an eventual listing on the Science and Technology Innovation Board, or STAR Market, of the Shanghai Stock Exchange. The reduction of our ownership assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products. On July 12, 2022, the current shareholders of the JV Company entered into a shareholders contract, pursuant to which the JV Company provided us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified level.

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

Furthermore, our operations in China have been negatively impacted by the zero-Covid policy imposed by the Chinese government, which has resulted in lockdowns, mass testing and restrictions of travels and movement that limited our ability to conduct our business activities. See “Other Factors affecting our performance—Manufacturing costs and capacity availability”

The full extent of the longer-term impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures, including local and regional lockdown and quarantines; the disruption of global supply chain; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our business operations and financial expenditures in response to continued uncertainty.

Other Factors affecting our performance
In addition to the COVID-19 pandemic and related events as described above, our performance is affected by several key factors, including the following:

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant change in global and regional economic conditions could materially affect our revenue and results of operations. A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs, therefore a substantial decline or downturn in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. However, we have experienced a significant increase of demand in PC market due to the impact of the COVID-19 pandemic and resulting shift in market trend and consumer behaviors. We cannot predict whether and how long this trend will continue due to the uncertainty and unpredictability of COVID-19 pandemic. A decline of the PC market may have a negative impact on our revenue, factory utilization, gross margin, our ability to resell excess inventory, and other performance measures. We have executed and continue to execute strategies to diversify our product portfolio, penetrate other market segments, including the consumer, communications and industrial markets, and improve gross margins and profit by implementing cost control measures. While making efforts to reduce our reliance on the computing market, we continue to support our computing business and capitalize on the opportunities in this market with a more focused and competitive PC product strategy to gain market share.

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. For example, in April 2022, the operations of our packaging and testing facilities in Shanghai, China were suspended due to a strict lockdown of the city imposed by the local government in response to surging COVID cases. We received permission to reopen our facilities partially in early May. We gradually ramped up production at these facilities in May and returned to normal operation in June 2022. However, there is no guarantee that additional restrictions and lockdown will not be reimposed by the government, which is outside of our control, and any extension of the lockdown will continue to have a negative impact on our results of operation and financial condition. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. The expansion is expected to be completed in the fiscal quarter ending March 31, 2023. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV Company equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. We continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity, and on July 12, 2022, we entered into an agreement with the JV Company, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified level. Because we continue to rely on the JV Company to provide us with manufacturing capacity, if the JV Company take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

“The Inflation Reduction Act”, Enacted August 16, 2022

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The CAMT is currently not applicable to the Company.

Equity method investment income/loss from equity investee

We use the equity method of accounting when we have the ability to exercise significant influence, but we do not have control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the company. Effective December 2, 2021, we reduced our equity interest in the JV Company below 50% of outstanding equity ownership and experienced a loss of control of the JV Company. As a result, we record our investment under equity method of accounting. Since we are unable to obtain accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of such affiliate on a one quarter lag.

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment. Instead the total equity method investment balance, including equity method goodwill, is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Income.
Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three months ended September 30, 2022 and 2021. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(% of revenue)
Revenue	$208,476	$187,035	100.0%	100.0%
Cost of goods sold	137,348	122,468	65.9%	65.5%
Gross profit	71,128	64,567	34.1%	34.5%
Operating expenses
Research and development	21,389	17,812	10.3%	9.5%
Selling, general and administrative	24,205	21,806	11.6%	11.7%
Total operating expenses	45,594	39,618	21.9%	21.2%
Operating income	25,534	24,949	12.2%	13.3%

Other income (loss), net	(16)	(16)	—%	—%
Interest expense, net	(608)	(2,176)	(0.3)%	(1.3)%
Net income before income taxes	24,910	22,757	11.9%	12.0%
Income tax expense	1,374	1,320	0.6%	0.7%
Net income before income from equity method investment	23,536	21,437	11.3%	11.3%
Equity method investment income from equity investee	2,502	—	1.2%	—%
Net income	26,038	21,437	12.5%	11.3%
Net loss attributable to noncontrolling interest	—	(1,987)	—%	(1.1)%
Net income attributable to Alpha and Omega Semiconductor Limited	$26,038	$23,424	12.5%	12.4%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(% of revenue)
Cost of goods sold	$1,788	$569	0.9%	0.3%
Research and development	2,494	1,043	1.2%	0.6%
Selling, general and administrative	6,314	3,023	3.0%	1.6%
Total	$10,596	$4,635	5.1%	2.5%

Three Months Ended September 30, 2022 and 2021
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$145,139	$130,688	$14,451	11.1%
Power IC	61,754	52,330	9,424	18.0%
Packaging and testing services	1,583	4,017	(2,434)	(60.6)%
	$208,476	$187,035	$21,441	11.5%

Total revenue was $208.5 million for the three months ended September 30, 2022, an increase of $21.4 million, or 11.5%, as compared to $187.0 million for the same quarter last year. The increase was primarily due to an increase of $14.5 million and $9.4 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 44.1% increase in average selling price, offset by a 21.5% decrease in unit shipments as compared to same quarter last year due to a shift in product mix. The decrease in revenue of packaging and testing services for the three months ended September 30, 2022, as compared to same quarter last year, was primarily due to decreased demand.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$137,348	$122,468	$14,880	12.2%
Percentage of revenue	65.9%	65.5%
Gross profit	$71,128	$64,567	$6,561	10.2%
Percentage of revenue	34.1%	34.5%

Cost of goods sold was $137.3 million for the three months ended September 30, 2022, an increase of $14.9 million, or 12.2%, as compared to $122.5 million for the same quarter last year. The increase was primarily due to 11.5% increase in revenue. Gross margin decreased by 0.4 percentage points to 34.1% for the three months ended September 30, 2022, as compared to 34.5% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and less unit shipment during the three months ended September 30, 2022.

Research and development expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$21,389	$17,812	$3,577	20.1%
Research and development expenses were $21.4 million for the three months ended September 30, 2022, an increase of $3.6 million, or 20.1%, as compared to $17.8 million for the same quarter last year. The increase was primarily attributable to $0.6 million increase in employee compensation and benefit expense mainly due to increased headcount and annual merit increase, partially offset by lower bonus accrual, a $1.5 million increase in share-based compensation expense due to an increase in stock awards granted, a $0.7 million increase in depreciation expenses, and a $1.0 million increase in product prototyping engineering expense as a result of increased engineering activities, offset by a $0.2 million decrease in consulting fees.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$24,205	$21,806	$2,399	11.0%

Selling, general and administrative expenses were $24.2 million for the three months ended September 30, 2022, an increase of $2.4 million, or 11.0%, as compared to $21.8 million for the same quarter last year. The increase was primarily due to a $3.3 million increase in share-based compensation expense due to an increase in stock award granted, a $0.3 million in audit fees and a $0.3 million in design wins costs, partially offset by a $1.6 million decrease in employee compensation and benefits expenses primarily due to lower bonus expenses accrual, partially offset by increased headcount, annual merit increase and higher medical insurance expenses.
Other income (loss), net

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(16)	$(16)	$—	—%
Other income (loss), net for the three months ended September 30, 2022 and 2021 did not change.
Interest expense, net

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Interest expense, net	$(608)	$(2,176)	$1,568	(72.1)%

Interest expense, net decreased by $1.6 million during the three months ended September 30, 2022 as compared to the same quarter last year was primarily due to deconsolidation of the JV Company in December 2021.

Income tax expense

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,374	$1,320	$54	4.1%

The Company recognized income tax expense of approximately $1.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The income tax expense of $1.4 million for the three months ended September 30, 2022 included a $0.07 million discrete tax expense. The income tax expense of $1.3 million for the three months ended September 30, 2021 included $0.09 million discrete tax expense. Excluding the discrete income tax items, the effective tax rate for the three months ended September 30, 2022 and 2021 was 4.8% and 5.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2022, the gross amount of unrecognized tax benefits was approximately $8.6 million, of which $5.6 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the machine. The total purchase price of this machinery equipment was euro 12.0 million, or $12.8 million based on the currency exchange rate between the euro and U.S. Dollar on June 30, 2022. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this machinery equipment and the hardware which had the carrying amount of $13.1 million as of September 30, 2022. As of September 30, 2022, the outstanding balance of this debt financing was $13.4 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $45.0 million.

In October 2019, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a credit maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of September 30, 2022, the total outstanding balance of this loan was $1.5 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2022, the Borrower was in compliance with these covenants. As of September 30, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On November 16, 2018, the Company's subsidiary in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of September 30, 2022, there was no outstanding balance.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company. The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2022. As of September 30, 2022, the outstanding balance of the term loan was $13.9 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon. The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement has a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of September 30, 2022. As of September 30, 2022, there was no outstanding balance.

We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In addition, we commenced an investment plan to expand the manufacturing capacity and upgrade the operational capabilities of our Oregon Fab. We intend to fund the costs by a combination of cash reserve, bank loans and equipment leases. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.
Cash, cash equivalents and restricted cash
As of September 30, 2022 and June 30, 2022, we had $316.4 million and $314.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $316.4 million and $314.7 million cash, cash equivalents and restricted cash, $263.0 million and $212.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$36,675	$80,607
Net cash used in investing activities	(39,974)	(23,911)
Net cash provided by (used in) financing activities	5,462	(6,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(417)	(11)
Net increase in cash, cash equivalents and restricted cash	$1,746	$50,150

Cash flows from operating activities
Net cash provided by operating activities of $36.7 million for the three months ended September 30, 2022 resulted primarily from net income of $26.0 million and non-cash expenses of $17.7 million, partially offset by net changes in assets and liabilities using cash of $7.1 million, The non-cash expenses of $17.7 million primarily included $10.6 million of share-based compensation expense, $9.4 million of depreciation and amortization expenses, $0.4 million of loss on disposal of property and equipment, and $2.5 million of income on equity investment. The net changes in assets and liabilities of $7.1 million were primarily due to a $9.5 million decrease in other payable from equity investee, a $6.0 million decrease in accounts payable due to timing of payments, a $6.9 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, and a $0.5 million increase in other current and long-term assets due to increase in advance payments to vendors, partially offset by a $9.9 million decrease in accounts receivable as a result of timing of the shipments and payments collected, a $0.5 million increase in income taxes payable, and a $5.5 million increase in accrued and other liabilities.
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

Cash flows from investing activities
Net cash used in investing activities of $40.0 million for the three months ended September 30, 2022 was primarily attributable to $40.3 million purchases of property and equipment, partially offset by $0.3 million government grants related to fixed assets.
Net cash used in investing activities of $23.9 million for the three months ended September 30, 2021 was primarily attributable to purchases of property and equipment of $8.4 million for the JV Company and purchases of property and equipment of $16.6 million for other than the JV Company, net of government grants of $1.1 million.
Cash flows from financing activities
Net cash used in financing activities of $5.5 million for the three months ended September 30, 2022 was primarily attributable to $8.6 million proceeds from borrowings, partially offset by $2.6 million in repayments of borrowings, $0.2 million in payment of finance lease obligations, and $0.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no off-balance sheet arrangements.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on September 19, 2022.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2020, filed with the SEC on September 19, 2022, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended September 30, 2022, we did not repurchase any shares under the Repurchase Program. As of September 30, 2022, approximately $13.4 million remained available under the Repurchase Program.

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

November 7, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)