Form 10-Q
period 2022-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2023-02-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2023: 27,631,47525,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$287,805	$314,352
Restricted cash	288	299
Accounts receivable, net	53,223	65,681
Inventories	163,823	158,040
Other current assets	12,004	11,220
Total current assets	517,143	549,592
Property, plant and equipment, net	350,950	318,666
Operating lease right-of-use assets	23,474	23,674
Intangible assets, net	8,389	10,050
Equity method investment	365,115	378,378
Deferred income tax assets	566	592
Other long-term assets	20,008	17,677
Total assets	$1,285,645	$1,298,629
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,799	$87,377
Accrued liabilities	98,107	116,893
Payable related to equity investee, net	21,570	28,989
Income taxes payable	5,620	4,248
Short-term debt	25,045	25,563
Finance lease liabilities	835	802
Operating lease liabilities	4,553	3,850
Total current liabilities	221,529	267,722
Long-term debt	44,101	42,486
Income taxes payable - long-term	2,227	2,158
Deferred income tax liabilities	27,136	28,757
Finance lease liabilities - long-term	3,658	3,932
Operating lease liabilities - long-term	19,713	20,878
Other long-term liabilities	67,607	78,603
Total liabilities	385,971	444,536
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at December 31, 2022 and June 30, 2022	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 34,181 shares and 27,565 shares, respectively at December 31, 2022 and 33,988 shares and 27,371 shares, respectively at June 30, 2022	68	68
Treasury shares at cost: 6,616 shares at December 31, 2022 and 6,617 shares at June 30, 2022	(65,990)	(66,000)
Additional paid-in capital	316,141	288,951
Accumulated other comprehensive income (loss)	(12,904)	1,080
Retained earnings	662,359	629,994
Total equity	899,674	854,093
Total liabilities and equity	$1,285,645	$1,298,629

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue	$188,760	$193,319	$397,236	$380,354
Cost of goods sold	135,719	124,954	273,067	247,422
Gross profit	53,041	68,365	124,169	132,932
Operating expenses
Research and development	21,468	16,516	42,857	34,328
Selling, general and administrative	22,788	24,132	46,993	45,938
Total operating expenses	44,256	40,648	89,850	80,266
Operating income	8,785	27,717	34,319	52,666

Other income (loss), net	(903)	473	(919)	457
Interest expense, net	(397)	(541)	(1,005)	(2,717)
Gain on deconsolidation of the JV Company	—	399,093	—	399,093
Loss on changes of equity interest in the JV Company, net	—	(7,641)	—	(7,641)
Net income before income taxes	7,485	419,101	32,395	441,858

Income tax expense	1,659	34,096	3,033	35,416
Net income before income from equity method investment	5,826	385,005	29,362	406,442
Equity method investment income from equity investee	511	—	3,013	—
Net income	6,337	385,005	32,375	406,442
Net loss attributable to noncontrolling interest	—	2,007	—	20
Net income attributable to Alpha and Omega Semiconductor Limited	$6,337	$382,998	$32,375	$406,422

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.23	$14.40	$1.18	$15.35
Diluted	$0.21	$13.54	$1.10	$14.53
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income per share
Basic	27,511	26,593	27,451	26,479
Diluted	29,576	28,287	29,499	27,963

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income including noncontrolling interest	$6,337	$385,005	$32,375	$406,442
Other comprehensive income, net of tax
Foreign currency translation adjustment	(9,077)	1,587	(13,984)	1,487
Cumulative translation adjustment removal due to deconsolidation of the JV Company	—	(3,642)		(3,642)
Comprehensive income (loss)	(2,740)	382,950	18,391	404,287
Less: Noncontrolling interest	—	921		(1,080)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(2,740)	$382,029	$18,391	$405,367
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2021	$66	$(66,052)	$264,321	$2,229	$200,307	$400,871	$141,119	$541,990
Exercise of common stock options and release of restricted stock units	—	—	301	—	—	301	—	301
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	6	—	—	(6)	—	—	—
Withholding tax on restricted stock units	—	—	(448)	—	—	(448)	—	(448)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	8,414	—	—	8,414	—	8,414
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	382,998	382,998	2,007	385,005
Foreign currency translation adjustment	—	—	—	824	—	824	763	1,587
Deconsolidation of the JV company	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Exercise of common stock options and release of restricted stock units	—	—	301	—	—	301	—	301
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	18	—	—	(18)	—	—	—
Withholding tax on restricted stock units	—	—	(622)	—	—	(622)	—	(622)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	12,916	—	—	12,916	—	12,916
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	406,422	406,422	20	406,442
Foreign currency translation adjustment	—	—	—	738	—	738	749	1,487
Deconsolidation of noncontrolling interest	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, September 30, 2022	$68	$(65,996)	$299,196	$(3,827)	$656,028	$885,469	$—	$885,469
Exercise of common stock options and release of restricted stock units	—	—		—	—	—	—	—
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	6		—	(6)	—	—	—
Withholding tax on restricted stock units	—	—	(226)	—	—	(226)	—	(226)
Issuance of shares under ESPP	—	—	4,080	—	—	4,080	—	4,080
Share-based compensation	—	—	13,091	—	—	13,091	—	13,091
Net income	—	—	—	—	6,337	6,337	—	6,337
Foreign currency translation adjustment, net of tax	—	—	—	(9,077)	—	(9,077)	—	(9,077)
Balance, December 31, 2022	$68	$(65,990)	$316,141	$(12,904)	$662,359	$899,674	$—	$899,674

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	$68	$(66,000)	$288,951	$1,080	$629,994	$854,093	$—	$854,093
Exercise of common stock options and release of restricted stock units	—	—	19	—	—	19	—	19
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	10	—	—	(10)	—	—	—
Withholding tax on restricted stock units	—	—	(596)	—	—	(596)	—	(596)
Issuance of shares under ESPP	—	—	4,080	—	—	4,080	—	4,080
Share-based compensation	—	—	23,687	—	—	23,687	—	23,687
Net income	—	—	—	—	32,375	32,375	—	32,375
Foreign currency translation adjustment, net of tax	—	—	—	(13,984)	—	(13,984)	—	(13,984)
Balance, December 31, 2022	$68	$(65,990)	$316,141	$(12,904)	$662,359	$899,674	$—	$899,674

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income including noncontrolling interest through December 1, 2021	$32,375	$406,442
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	—	(399,093)
Loss on changes of equity interest in the JV Company, net	—	7,641
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	—	29,292
Depreciation and amortization	20,156	25,660
Income from equity investment	(3,013)	—
Share-based compensation expense	23,687	13,182
Deferred income taxes, net	(1,595)	728
Loss on disposal of property and equipment	383	57
Changes in operating assets and liabilities
Accounts receivable	12,458	3,936
Inventories	(5,783)	(28,460)
Other current and long-term assets	(8,437)	(8,858)
Accounts payable	(14,073)	11,639
Net payable, equity investee	(7,418)	(5,826)
Income taxes payable	1,440	1,269
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	—	3,490
Accrued and other liabilities	(13,165)	70,275
Net cash provided by operating activities	37,015	131,374
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	—	26,347
Deconsolidation of cash and cash equivalents of the JV Company	—	(20,734)
Purchases of property and equipment	(68,593)	(54,573)
Proceeds from sale of property and equipment	27	9
Government grant related to equipment	631	1,242
Net cash used in investing activities	(67,935)	(47,709)
Cash flows from financing activities
Withholding tax on restricted stock units	(596)	(622)
Proceeds from exercise of stock options and ESPP	4,099	2,724
Proceeds from borrowings	8,632	14,262
Repayments of borrowings	(7,209)	(31,353)
Principal payments on finance leases	(400)	(4,176)
Net cash provided by (used in) financing activities	4,526	(19,165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(164)	307
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,558)	64,807
Cash, cash equivalents and restricted cash at beginning of period	314,651	204,813
Cash, cash equivalents and restricted cash at end of period	$288,093	$269,620

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$17,391	$23,182

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	December 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$287,805	$269,306
Restricted cash	288	314
Total cash, cash equivalents, and restricted cash	$288,093	$269,620
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or any other interim period. The consolidated balance sheet at June 30, 2022 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. See Note 11.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of December 31, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99%of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

During the first two years of the COVID-19 pandemic from 2019 to 2021, consumer behaviors changed due to various government restrictions that accelerated the growth of remote-working options by employers. As a result, the Company experienced an increasing demand in markets for notebooks, personal computing ("PC"), gaming devices and other products,

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and the Company benefited from the increased demand for PC related products. During the first half of calendar year 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time, new variants of COVID-19 continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which the Company operates, including China and U.S. Also, the Company was affected by certain global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates. In addition, during the first half of calendar year 2022, the Company's operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of its factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. However, the change of COVID-policy and reopening of commercial activities resulted in a significant increase of COVID infections in China, which may adversely affect the Company’s operations in China.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2022 and June 30, 2022, the amount of restricted cash was $0.3 million and $0.3 million, respectively.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and six months ended December 31, 2022, the Company reduced property, plant and equipment by $0.3 million and $0.6 million, and operating expenses by $0.1 million and $0.1 million, respectively. During the three and six months ended December 31, 2021, the Company reduced interest expense by $0.9 million and $0.9 million, property, plant and equipment by $0.1 million and $1.2 million, and operating expenses by $0.2 million and $0.2 million, respectively.

Accounting for income taxes

Income tax expense or benefit is based on income or loss before income taxes. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.

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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or research and development tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. The Company considers all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. The Company considers evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and six months ended December 31, 2022, the Company recorded $0.5 million and $3.0 million of its equity in income of the JV Company, respectively, using lag reporting. As of December 31, 2022, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions
As of December 31, 2022, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS also sells 8-inch wafers to the JV Company for further assembly and testing services. Due to the right of offset of receivables and payables with the JV Company, as of December 31, 2022, AOS recorded the net amount of $21.6 million presented as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and six months ended December 31, 2022 were $39.8 million and $85.9 million, respectively, and the sales by AOS for the three and six months ended December 31, 2022 were $13.8 million and $30.4 million, respectively. The purchases and sales by AOS since the December 2, 2021 deconsolidation of the JV Company for the three months ended December 31, 2021 were $15.6 million and $4.2 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$6,337	$382,998	$32,375	$406,422

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	27,511	26,593	27,451	26,479
Diluted:
Weighted average number of common shares used to compute basic net income per share	27,511	26,593	27,451	26,479
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	2,065	1,694	2,048	1,484
Weighted average number of common shares used to compute diluted net income per share	29,576	28,287	29,499	27,963
Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.23	$14.40	$1.18	$15.35
Diluted	$0.21	$13.54	$1.10	$14.53
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Employee stock options and RSUs	118	1	361	255
ESPP	218	30	220	32
Total potential dilutive securities	336	31	581	287

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2022	2021	2022	2021
Customer A	19.8%	22.8%	22.0%	25.1%
Customer B	36.7%	40.7%	37.7%	38.7%
Customer C	14.6%	*	12.8%	*

	December 31, 2022	June 30, 2022
Percentage of accounts receivable
Customer A	23.1%	24.6%
Customer B	27.7%	36.4%
Customer C	18.9%	12.0%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	December 31, 2022	June 30, 2022
	(in thousands)
Accounts receivable	$82,287	$84,442
Less: Allowance for price adjustments	(29,034)	(18,731)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$53,223	$65,681

Inventories:

	December 31, 2022	June 30, 2022
	(in thousands)
Raw materials	$81,275	$67,960
Work-in-process	67,195	80,720
Finished goods	15,353	9,360
	$163,823	$158,040

Other current assets:

	December 31, 2022	June 30, 2022
	(in thousands)
Value-added tax receivable	$243	$737
Other prepaid expenses	5,430	3,954
Prepaid insurance	1,700	2,590
Prepaid maintenance	1,067	826
Prepayment to supplier	77	257
Prepaid income tax	1,799	2,086
Interest receivable	119	25
Other receivables	1,569	745
	$12,004	$11,220

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	December 31, 2022	June 30, 2022
	(in thousands)
Land	$4,877	$4,877
Building	17,175	16,691
Manufacturing machinery and equipment	310,760	287,574
Equipment and tooling	30,120	28,052
Computer equipment and software	48,357	46,758
Office furniture and equipment	2,992	2,820
Leasehold improvements	37,548	35,254
	451,829	422,026
Less: accumulated depreciation	(251,736)	(233,340)
	200,093	188,686
Equipment and construction in progress	150,857	129,980
Property, plant and equipment, net	$350,950	$318,666

Intangible assets, net:

	December 31, 2022	June 30, 2022
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(11,335)	(9,674)
	8,120	9,781
Goodwill	269	269
Intangible assets, net	$8,389	$10,050

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2023 (Remaining)	$1,624
2024	3,249
2025	3,247
$8,120

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	December 31, 2022	June 30, 2022
	(in thousands)
Prepayments for property and equipment	$1,804	$6,890
Investment in a privately held company	100	100
Customs deposit	1,133	1,708
Deposit with supplier	12,465	6,396
Other long-term deposits	10	18
Office leases deposits	1,083	1,012
Other	3,413	1,553
	$20,008	$17,677
Accrued liabilities:

	December 31, 2022	June 30, 2022
	(in thousands)
Accrued compensation and benefits	$34,959	$34,681
Warranty accrual	2,483	2,650
Stock rotation accrual	4,083	4,798
Accrued professional fees	2,764	2,659
Accrued inventory	1,360	2,491
Accrued facilities related expenses	2,945	2,421
Accrued property, plant and equipment	7,911	20,485
Other accrued expenses	5,178	5,159
Customer deposits	35,053	40,578
ESPP payable	1,371	971
	$98,107	$116,893
Short-term customer deposits are payments received from customers for securing future product shipments. As of December 31, 2022, $12.5 million were from Customer A and $10.2 million were from Customer B, and $12.4 million were from other customers. As of June 30, 2022, $12.5 million were from Customer A and $16.2 million were from Customer B, and $11.9 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$2,650	$2,795
Additions	628	287
Utilization	(795)	(762)
Ending balance	$2,483	$2,320

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$4,798	$3,917
Additions	6,359	1,756
Utilization	(7,074)	(1,908)
Ending balance	$4,083	$3,765
Other long-term liabilities:

	December 31, 2022	June 30, 2022
	(in thousands)
Customer deposits	$60,718	$70,301
Computer software liabilities	6,889	8,302
Other long-term liabilities	$67,607	$78,603

Customer deposits are payments received from customers for securing future product shipments. As of December 31, 2022, $24.0 million were from Customer A and $16.2 million were from Customer B, and $20.5 million were from other customers. As of June 30, 2022, $34.5 million were from Customer A and $21.9 million were from Customer B, and $13.9 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rage between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a credit maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of December 31, 2022, there was no outstanding balance and this loan was expired.

On November 16, 2018, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of December 31, 2022, there was no outstanding balance and this loan was expired.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2022, the Borrower was in compliance with these covenants. As of December 31, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the machine. The total purchase price of this machinery equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this machinery equipment and the hardware which had the carrying amount of $13.1 million as of December 31, 2022. As of December 31, 2022, the outstanding balance of this debt financing was $13.1 million.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $42.8 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2022. As of December 31, 2022, the outstanding balance of the term loan was $13.7 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The loan was paid in full in September 2022. As of December 31, 2022, there was no outstanding balance.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2023 (Remaining)			$19,389
2024			11,472
2025			11,664
2026			11,871
2027			14,344
Thereafter			536
Total principal			69,276
Less: debt issuance costs			(130)
Total principal, less debt issuance costs			$69,146

	Short-term Debt	Long-term Debt	Total
Principal amount	$25,102	$44,174	$69,276
Less: debt issuance costs	(57)	(73)	(130)
Total debt, less debt issuance costs	$25,045	$44,101	$69,146

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. In September 2022, the lease was amended to make a monthly payment of principal and interest as a fixed amount effective in October 2022. Other terms remain the same. The amendment was accounted for as a debt modification and no gain or loss was recognized. In addition, the finance lease related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China was not included in the Company’s unaudited Condensed Consolidated Balance Sheet at December 31, 2022 due to the deconsolidation of the JV Company on December 2, 2021. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The Company’s unaudited Condensed Consolidated Statements of Income for the six months ended December 31, 2021 include the JV Company's results for the period preceding the deconsolidation on December 2, 2021. The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,			Six Months Ended December 31,
	2022		2021	2022	2021
Operating leases:
Fixed rent expense	$1,500		$1,675	$2,913	$3,476
Variable rent expense	241		317	478	615
Finance lease:
Amortization of equipment	128		304	265	772
Interest	87		271	144	681
Short-term leases
Short-term lease expenses	87		52	167	106
Total lease expenses	$2,043	$2,043	$2,619	$3,967	$5,650

Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2022	June 30, 2022
Operating Leases:
ROU assets associated with operating leases	$23,474	$23,674
Finance Lease:
Property, plant and equipment, gross	$5,133	$4,831
Accumulated depreciation	(401)	(136)
Property, plant and equipment, net	$4,732	$4,695

Weighted average remaining lease term (in years)
Operating leases	6.84	7.42
Finance lease	4.75	5.00

Weighted average discount rate
Operating leases	4.33%	4.27%
Finance lease	7.51%	4.76%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,934	$3,516
Operating cash flows from finance lease	$144	$410
Financing cash flows from finance lease	$400	$4,176

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,210	$1,903

Future minimum lease payments are as follows as of December 31, 2022 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2023	$2,894	$573
2024	4,770	1,144
2025	3,908	1,144
2026	3,274	1,144
2027	3,198	1,144
Thereafter	10,230	191
Total minimum lease payments	28,274	5,340
Less amount representing interest	(4,008)	(847)
Total lease liabilities	$24,266	$4,493

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

During the six months ended December 31, 2022, the Company did not repurchase any shares pursuant to the Repurchase Program. Since the inception of the program, the Company repurchased an aggregate of 6,784,648 shares for a total cost of $67.3 million, at an average price of $9.92 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,784,648 repurchased shares, 168,645 shares with a weighted average repurchase price of $10.05 per share, were reissued at an average price of $4.96 per share pursuant to option exercises and vested restricted share units (“RSU”). As of December 31, 2022, approximately $13.4 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the six months ended December 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764
Granted	181,927	$34.48
Vested	(70,478)	$27.83
Forfeited	(25,525)	$34.88
Nonvested at December 31, 2022	1,255,533	$34.43	1.39	$35,870,578

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded $2.1 million and $4.1 million of expenses for these MSUs during the three and six months ended December 31, 2022, respectively, and $0.5 million of expenses during the three and six months ended December 31, 2021.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $2.8 million and $3.3 million of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expenses for MSUs during the three and six months ended December 31, 2022, respectively, and $0.4 million and $0.8 million of expenses for MSUs during the three and six months ended December 31, 2021, respectively.

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.1 million and $2.7 million of expense for these PRSUs during the three and six months ended December 31, 2022, respectively, and approximately $1.0 million and $2.0 million during the three and six months ended December 31, 2021.
The following table summarizes the Company’s PRSUs activities for the six months ended December 31, 2022:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763
Granted	14,000	$30.08
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2022	403,375	$36.33	1.35	$11,524,424
Stock Options
The Company did not grant any stock options during the six months ended December 31, 2022 and 2021. The following table summarizes the Company's stock option activities for the six months ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2022	389,875	$7.70	1.53	$9,997,364
Exercised	(2,500)	$7.56		$87,500
Outstanding at December 31, 2022	387,375	$7.70	1.03	$8,085,135
Options vested and expected to vest	387,375	$7.70	1.03	$8,085,135
Exercisable at December 31, 2022	387,375	$7.70	1.03	$8,085,135

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2022
Volatility rate	70.5%
Risk-free interest rate	4.5%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
On September 8, 2022, the Compensation Committee of the Board approved modifications to the terms of equity awards granted to a former officer who was a board member of the Company. The modifications waived the four-year time based service performance of his MSU and allowed continuing vesting of his TRSU and PRSU according to the original awards' vesting schedule after his termination as a board member. The incremental expenses for these equity shares resulting from the modification were $3.9 million. During the three and six months ended December 31, 2022, the Company recorded $2.8 million and $3.1 million, respectively, net of reversal of prior recorded expenses, of shared-based compensation for these equity shares.
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of goods sold	$1,748	$1,709	$3,536	$2,278
Research and development	3,327	1,912	5,821	2,955
Selling, general and administrative	8,016	4,926	14,330	7,949
	$13,091	$8,547	$23,687	$13,182

As of December 31, 2022, total unrecognized compensation cost under the Company's equity plans was $71.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

10. Income Taxes

The Company recognized income tax expense of approximately $1.7 million and $34.1 million for the three months ended December 31, 2022 and 2021, respectively. The income tax expense of $1.7 million for the three months ended December 31, 2022 included a $0.1 million discrete tax expense. The income tax expense of $34.1 million for the three months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2022 and 2021 was $1.6 million and $1.3 million, respectively, and the effective tax rate for the three months ended December 31, 2022 and 2021 was 20.2% and 4.7%, respectively. Excluding the effects of the discrete tax expense recorded in the three months ended December 31, 2022 and 2021, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book income of $8.0 million for the three months ended December 31, 2022 as compared to $27.6 million of pretax book income (excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the three months ended December 31, 2021.

The Company recognized income tax expense of approximately $3.0 million and $35.4 million for the six months ended December 31, 2022 and 2021, respectively. The income tax expense of $3.0 million for the six months ended December 31, 2022 included a $0.1 million discrete tax expense. The income tax expense of $35.4 million for the six months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million for other discrete income tax items. Excluding the discrete income tax items, income tax expense for the six months ended December 31, 2022 and 2021 was $2.9 million and $2.5 million, respectively, and the effective tax rate for the six months ended December 31, 2022 and 2021 was 8.2% and 5.0%, respectively. Excluding the effects of the discrete tax expense recorded in the six months ended December 31, 2022 and 2021, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from the Company reporting a pretax book income of $35.4 million for the six months ended December 31, 2022 as compared to pretax book income of $50.4 million of pretax book income (excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the six months ended December 31, 2021.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2022, the gross amount of unrecognized tax benefits was approximately $8.7 million, of which $5.7 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through December 2022. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Hong Kong	$159,301	$159,189	$331,597	$307,844
China	15,730	27,235	43,744	60,075
South Korea	3,642	3,263	6,539	6,117
United States	7,972	3,165	12,456	5,470
Other countries	2,115	467	2,900	848
	$188,760	$193,319	$397,236	$380,354

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Power discrete	$137,582	$134,511	$282,155	$264,875
Power IC	49,972	55,557	112,292	108,211
Packaging and testing services	1,206	3,251	2,789	7,268
	$188,760	$193,319	$397,236	$380,354

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	December 31, 2022	June 30, 2022
	(in thousands)
China	$112,984	$105,326
United States	257,701	232,731
Other countries	3,739	4,283
	$374,424	$342,340

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022 and June 30, 2022, the Company had approximately $77.2 million and $89.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of December 31, 2022 and June 30, 2022, the Company had approximately $23.7 million and $63.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at December 31, 2022 and June 30, 2022.
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Subsequent Event

On February 6, 2023, the Company entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to the Company’s Silicon Carbide (SiC) MOSFET and diode technology. In the agreement, the Company will license and provide 24-month engineering support for its proprietary SiC technology for a total fee of $45 million, consisted of an upfront fees of $18 million payable within 45 days of the execution of the agreement, with the remaining amount to be paid upon our achievement of specified engineering services and product milestones. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply.

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
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,500 products, and has grown significantly with the introduction of over 130 new products in the fiscal year ended June 30, 2022, and over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively. During the six months ended December 31, 2022, we introduced an additional 37 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 906 patents and 55 patent applications in the United States as of December 31, 2022. We also have a total of 961 foreign patents, which were based primarily on our research and development efforts through December 31, 2022. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended December 31, 2022, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at both June 30, 2022 and December 31, 2022.

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

During the first two years of the COVID-19 pandemic from 2019 to 2021, consumer behaviors changed due to various government restrictions that accelerated the growth of remote-working options by employers. As a result, we experienced an increasing demand in markets for notebooks, personal computing ("PC"), gaming devices and other products, and we benefited from the increased demand for PC related products. In an effort to protect the health and safety of our employees and to comply with various government and regulatory guidelines, we also took proactive actions to adopt policies and protocols at our locations around the world, including social distancing guidelines, vaccine and testing protocols.

During the first half of calendar year 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time, however, new variants of COVID-19 continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which we operate, including China and U.S. Also, we may be subject to the ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches and rising inflation rates. In addition, during the first half of calendar year 2022, our operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of our factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. However, the change of COVID-

policy and reopening of commercial activities resulted in a significant increase of COVID infections in China. While the rising infection rates affected some of our workers in our facilities in China, we are expecting the infection rate to stabilize or decrease over time and do not expect COVID pandemic in China or elsewhere will have a material impact on our business operations and financial results. See “Other Factors affecting our performance—Manufacturing costs and capacity availability”

As COVID-19 pandemic subsides, its impact on macroeconomic conditions continues, including supply chain disruptions and rising inflation rates. Recently we have experienced inflationary pressures on our business in most jurisdictions where we operate, including higher wages and labor costs, increased pricing on raw materials and third party vendors, and rising costs of other goods and services that we need to purchase to develop our products and operate our facilities. While we do not believe inflation has a material impact on our financial performance, we are taking measures to mitigate its impact, including but are not limited to, implementation of cost-saving programs and active search for competitive and alternative sources of goods and services. There is no guarantee that these measures will be effective, particularly if rising inflation continues for an extended period of time.

Other Factors affecting our performance

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we recently commenced a plan to enhance the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. The expansion is expected to be completed in the fiscal quarter ending March 31, 2023. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV Company equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. We continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity. On July 12, 2022, we entered into an agreement with the JV Company, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified level. Because we continue to rely on the JV Company to provide us with manufacturing capacity, if the JV Company take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through December 2022. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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
Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and six months ended December 31, 2022 and 2021. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$188,760	$193,319	100.0%	100.0%	$397,236	$380,354	100.0%	100.0%
Cost of goods sold	135,719	124,954	71.9%	64.6%	273,067	247,422	68.7%	65.1%
Gross profit	53,041	68,365	28.1%	35.4%	124,169	132,932	31.3%	34.9%
Operating expenses
Research and development	21,468	16,516	11.4%	8.5%	42,857	34,328	10.8%	9.0%
Selling, general and administrative	22,788	24,132	12.1%	12.5%	46,993	45,938	11.8%	12.1%
Total operating expenses	44,256	40,648	23.5%	21.0%	89,850	80,266	22.6%	21.1%
Operating income	8,785	27,717	4.6%	14.4%	34,319	52,666	8.7%	13.8%

Other income (loss), net	(903)	473	(0.5)%	0.2%	(919)	457	(0.2)%	0.1%
Interest expense, net	(397)	(541)	(0.2)%	(0.2)%	(1,005)	(2,717)	(0.3)%	(0.7)%
Gain on deconsolidation of the JV Company	—	399,093	—%	206.4%	—	399,093	—%	104.9%
Loss on changes of equity interest in the JV Company, net	—	(7,641)	—%	(4.0)%	—	(7,641)	—%	(2.0)%
Net income before income taxes	7,485	419,101	3.9%	216.8%	32,395	441,858	8.2%	116.2%
Income tax expense	1,659	34,096	0.8%	17.6%	3,033	35,416	0.8%	9.3%
Net income before income from equity method investment	5,826	385,005	3.1%	199.2%	29,362	406,442	7.4%	106.9%
Equity method investment income from equity investee	511	—	0.3%	—%	3,013	—	0.8%	—%
Net income	6,337	385,005	3.4%	199.2%	32,375	406,442	8.2%	106.9%
Net loss attributable to noncontrolling interest	—	2,007	—%	1.0%	—	20	—%	—%
Net income attributable to Alpha and Omega Semiconductor Limited	$6,337	$382,998	3.4%	198.2%	$32,375	$406,422	8.2%	106.9%

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,748	$1,709	0.9%	0.9%	$3,536	$2,278	0.9%	0.6%
Research and development	3,327	1,912	1.8%	1.0%	5,821	2,955	1.5%	0.8%
Selling, general and administrative	8,016	4,926	4.2%	2.5%	14,330	7,949	3.6%	2.1%
Total	$13,091	$8,547	6.9%	4.4%	$23,687	$13,182	6.0%	3.5%

Three and Six Months Ended December 31, 2022 and 2021
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$137,582	$134,511	$3,071	2.3%	$282,155	$264,875	$17,280	6.5%
Power IC	49,972	55,557	(5,585)	(10.1)%	112,292	108,211	4,081	3.8%
Packaging and testing services	1,206	3,251	(2,045)	(62.9)%	2,789	7,268	(4,479)	(61.6)%
	$188,760	$193,319	$(4,559)	(2.4)%	$397,236	$380,354	$16,882	4.4%

The following is a summary of revenue by end market:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(% of revenue)		(% of revenue)
Computing	33.8%	45.5%	38.6%	43.8%
Consumer	25.0%	20.1%	23.3%	21.0%
Communication	18.7%	13.2%	16.8%	13.5%
Power Supply and Industrial	21.9%	19.5%	20.6%	19.8%
Packaging and testing services	0.6%	1.7%	0.7%	1.9%
	100.0%	100.0%	100.0%	100.0%

Total revenue was $188.8 million for the three months ended December 31, 2022, a decrease of $4.6 million, or 2.4%, as compared to $193.3 million for the same quarter last year. The decrease was primarily due to a decrease of $5.6 million in sales of power IC products, offset by an increase of $3.1 million in sales of power discrete products. The net decrease in power discrete and power IC product sales was primarily due to a 20.7% decrease in unit shipments, offset by a 24.4% increase in average selling price as compared to same quarter last year due to a shift in product mix. The decrease in revenues was primarily driven by the significant decrease in the computing market, reflecting weaker demand for computers and inventory correction by our customers, partially offset by increased sales in the communications and consumer markets, particularly in smartphone and gaming products. The decrease in revenue of packaging and testing services for the three months ended December 31, 2022, as compared to same quarter last year, was primarily due to decreased demand.

Total revenue was $397.2 million for the six months ended December 31, 2022 an increase of $16.9 million, or 4.4%, as compared to $380.4 million for the same period last year. The increase was primarily due to an increase of $17.3 million and $4.1 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to an 34.0% increase in average selling price, partially offset by a 21.1% decrease in unit shipments as compared to same period last year due to a shift in product mix. The increase in revenues was primarily driven by an increase in communications and consumer markets, particularly in gaming products, partially offset by a decrease in computing market, reflecting weaker demand for computers. The decrease in revenue of packaging and testing services for the six months ended December 31, 2022, as compared to same period last year, was primarily due to decreased demand.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$135,719	$124,954	$10,765	8.6%	$273,067	$247,422	$25,645	10.4%
Percentage of revenue	71.9%	64.6%			68.7%	65.1%
Gross profit	$53,041	$68,365	$(15,324)	(22.4)%	$124,169	$132,932	$(8,763)	(6.6)%
Percentage of revenue	28.1%	35.4%			31.3%	34.9%

Cost of goods sold was $135.7 million for the three months ended December 31, 2022, an increase of $10.8 million, or 8.6%, as compared to $125.0 million for the same quarter last year. The increase was primarily due to higher standard costs from more favorable product mix. Gross margin decreased by 7.3 percentage points to 28.1% for the three months ended December 31, 2022, as compared to 35.4% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and less unit shipment during the three months ended December 31, 2022. In addition, the JV Company was deconsolidated from our Condensed Consolidated Statements of Operations effective as of December 2, 2021.

Cost of goods sold was $273.1 million for the six months ended December 31, 2022, an increase of $25.6 million, or 10.4%, as compared to $247.4 million for the same period last year. The increase was primarily due to 4.4% increase in revenue. Gross margin decreased by 3.6 percentage points to 31.3% for the six months ended December 31, 2022, as compared to 34.9% for the same period last year. The decrease in gross margin was primarily due to higher material costs and less unit shipment during the periods. In addition, the JV Company was deconsolidated from our Condensed Consolidated Statements of Operations effective as of December 2, 2021.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$21,468	$16,516	$4,952	30.0%	$42,857	$34,328	$8,529	24.8%
Research and development expenses were $21.5 million for the three months ended December 31, 2022, an increase of $5.0 million, or 30.0%, as compared to $16.5 million for the same quarter last year. The increase was primarily attributable to $1.4 million increase in employee compensation and benefit expense mainly due to increased headcount, higher medical insurance expenses and annual merit increase, partially offset by lower vacation accrual and lower bonus accrual, a $1.4 million increase in share-based compensation expense due to the an increase in stock awards granted, a $0.9 million increase in depreciation expenses, and a $1.0 million increase in product prototyping engineering expense as a result of increased engineering activities.
Research and development expenses were $42.9 million for the six months ended December 31, 2022, an increase of $8.5 million, or 24.8%, as compared to $34.3 million for the same period last year. The increase was primarily attributable to a $2.0 million increase in employee compensation and benefit expense mainly due to increased headcount, higher medical insurance expenses and annual merit increase, partially offset by lower vacation accrual and lower bonus accrual, a $2.9 million increase in share-based compensation expense due to an increase in stock awards granted, a $1.6 million increase in depreciation expense, as well as $2.0 million increase in product prototyping engineering expense as a result of increased engineering activities.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,788	$24,132	$(1,344)	(5.6)%	$46,993	$45,938	$1,055	2.3%

Selling, general and administrative expenses were $22.8 million for the three months ended December 31, 2022, a decrease of $1.3 million, or 5.6%, as compared to $24.1 million for the same quarter last year. The decrease was primarily due to a $4.4 million decrease in employee compensation and benefits expenses primarily due to lower bonus expenses accrual, partially offset by increased headcount, annual merit increase and higher medical insurance expenses, offset by a $3.1 million increase in share-based compensation expense due to the incremental expenses for one of our former officers' equity shares resulting from the modification.
Selling, general and administrative expenses were $47.0 million for the six months ended December 31, 2022, an increase of $1.1 million, or 2.3%, as compared to $45.9 million for the same period last year. The increase was primarily attributable to a $6.4 million increase in share-based compensation expense due to an increase in stock award granted and the the incremental expenses for one of our former officers' equity shares resulting from the modification, and a $0.4 million increase in marketing demo and trade shows costs, as well as a $0.4 million increase in recruiting and consulting fees, partially offset by a $6.1 million decrease in employee compensation and benefits expenses mainly due to lower bonus expenses accrual, partially offset by increased headcount, annual merit increase and higher medical insurance expenses.

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(903)	$473	$(1,376)	(290.9)%	$(919)	$457	$(1,376)	(301.1)%
Other income (loss), net was decreased in the three and six months ended December 31, 2022 as compared to the same periods last year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.

Interest expense, net

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expense, net	$(397)	$(541)	$144	(26.6)%	$(1,005)	$(2,717)	$1,712	(63.0)%

Interest expense, net decreased by $0.1 million during the three months ended December 31, 2022 as compared to the same quarter last year was primarily due to a $0.8 million increase in interest income as a result of higher cash balance with higher interest rate, partially offset by a $0.7 million increase in interest expense as a result of an increase in bank borrowings, offset by less interest expense in JV Company due to deconsolidation.

Interest expense, net decreased by $1.7 million during the six months ended December 31, 2022 as compared to the same period last year was primarily due to a $1.2 million increase in interest income as a result of higher cash balance with higher interest rate and a $0.5 million decrease in interest expense as a result of less interest expense in JV Company due to deconsolidation, offset by increase in interest expense as a result of an increase in bank borrowings during the periods.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,659	$34,096	$(32,437)	(95.1)%	$3,033	$35,416	$(32,383)	(91.4)%

The Company recognized income tax expense of approximately $1.7 million and $34.1 million for the three months ended December 31, 2022 and 2021, respectively. The income tax expense of $1.7 million for the three months ended December 31, 2022 included a $0.1 million discrete tax expense. The income tax expense of $34.1 million for the three months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2022 and 2021 was $1.6 million and $1.3 million, respectively, and the effective tax rate for the three months ended December 31, 2022 and 2021 was 20.2% and 4.7%, respectively. Excluding the effects of the discrete tax expense recorded in the three months ended December 31, 2022 and 2021, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book income of $8.0 million for the three months ended December 31, 2022 as compared to $27.6 million of pretax book income (excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the three months ended December 31, 2021.

The Company recognized income tax expense of approximately $3.0 million and $35.4 million for the six months ended December 31, 2022 and 2021, respectively. The income tax expense of $3.0 million for the six months ended December 31, 2022 included a $0.1 million discrete tax expense. The income tax expense of $35.4 million for the six months ended December 31, 2021 included a $32.8 million discrete tax expense related to the Company’s $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million for other discrete income tax items. Excluding the discrete income tax items, income tax expense for the six months ended December 31, 2022 and 2021 was $2.9 million and $2.5 million, respectively, and the effective tax rate for the six months ended December 31, 2022 and 2021 was 8.2% and 5.0%, respectively. Excluding the effects of the discrete tax expense recorded in the six months ended December 31, 2022 and 2021, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from the Company reporting a pretax book income of $35.4 million for the six months ended December 31, 2022 as compared to pretax book income of $50.4 million of pretax book income (excluding the $391.5 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the six months ended December 31, 2021.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2022, the gross amount of unrecognized tax benefits was approximately $8.7 million, of which $5.7 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we will license and provide 24-month engineering support for our proprietary SiC technology to the supplier for a total fee of $45 million, consisted of an upfront fees of $18 million payable within 45 days of the execution of the agreement, with the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.1 million based on currency exchange rage between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the machine. The total purchase price of this machinery equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this machinery equipment and the hardware which had the carrying amount of $13.1 million as of December 31, 2022. As of December 31, 2022, the outstanding balance of this debt financing was $13.1 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2022, Jireh was in compliance with these covenants and the outstanding balance of this loan was $42.8 million.

In October 2019, the Company's subsidiary in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB

140.0 million with the same terms and a credit maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of December 31, 2022, there was no outstanding balance and this loan was expired.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2022, the Borrower was in compliance with these covenants. As of December 31, 2022, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On November 16, 2018, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of December 31, 2022, there was no outstanding balance and this loan was expired.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of December 31, 2022. As of December 31, 2022, the outstanding balance of the term loan was $13.7 million.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the Company’s fabrication facility located in Oregon.  The obligation under the credit agreement is secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement has a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh is required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrues interest based on an adjusted LIBOR as defined in the credit agreement, plus a specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The loan was paid in full in September 2022. As of December 31, 2022, there was 0 outstanding balance.

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

Cash, cash equivalents and restricted cash
As of December 31, 2022 and June 30, 2022, we had $288.1 million and $314.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $288.1 million and $314.7 million cash, cash equivalents and restricted cash, $194.9 million and $212.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$37,015	$131,374
Net cash used in investing activities	(67,935)	(47,709)
Net cash provided by (used in) financing activities	4,526	(19,165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(164)	307
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,558)	$64,807

Cash flows from operating activities
Net cash provided by operating activities of $37.0 million for the six months ended December 31, 2022 resulted primarily from net income of $32.4 million and non-cash expenses of $39.6 million, partially offset by net changes in assets and liabilities using cash of $35.0 million, The non-cash expenses of $39.6 million primarily included $23.7 million of share-based compensation expense, $20.2 million of depreciation and amortization expenses, $0.4 million of loss on disposal of property and equipment, and $3.0 million of income from equity investment. The net changes in assets and liabilities of $35.0 million were primarily due to a $7.4 million decrease in net payable from equity investee, a $14.1 million decrease in accounts payable due to timing of payments, a $5.8 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $8.4 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $13.2 million decrease in accrued and other liabilities, partially offset by a $12.5 million decrease in accounts receivable as a result of timing of the shipments and payments collected, and a $1.4 million increase in income taxes payable.
Net cash provided by operating activities of $131.4 million for the six months ended December 31, 2021 resulted primarily from net income of $406.4 million and net changes in assets and liabilities using cash of $47.5 million, partially offset by non-cash expenses of $322.5 million. The non-cash expenses of $322.5 million primarily included $399.1 million of gain on deconsolidation of the JV Company, partially offset by $7.6 million of loss on changes of equity interest in the JV Company, $29.3 million of deferred income tax on deconsolidation and changes of equity interest in the JV Company, $25.7 million of depreciation and amortization expenses, $13.2 million of share-based compensation expense, and $0.7 million of deferred income taxes. The net changes in assets and liabilities of $47.5 million were primarily due to a $70.3 million increase in accrued and other liabilities, a $3.5 million of income taxes payable on deconsolidation and changes of equity interest in the JV Company, a $11.6 million increase in accounts payable due to timing of payments, a $1.3 million increase in income taxes payable, and a $3.9 million decrease in accounts receivable as a result of timing of the shipments and payments collected, partially offset by a $28.5 million increase in inventories as a result of preparation of uncertainty of supply chains, a $8.9 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $5.8 million decrease in net payable from equity investee.
Cash flows from investing activities
Net cash used in investing activities of $67.9 million for the six months ended December 31, 2022 was primarily attributable to $68.6 million purchases of property and equipment, partially offset by $0.6 million government grants related to fixed assets.
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

Cash flows from financing activities
Net cash used in financing activities of $4.5 million for the six months ended December 31, 2022 was primarily attributable to $8.6 million proceeds from borrowings and $4.1 million of proceeds from exercise of stock options and ESPP, partially offset by $7.2 million in repayments of borrowings, $0.4 million in payment of finance lease obligations, and $0.6 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.
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
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on September 19, 2022, contains risk factors identified by the Company. Except as noted below, there have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our business operations and financial performance have been, and may in the future continue to be, adversely affected by the COVID-19 pandemic and related events.

Our business operations have been impacted by the global COVID-19 pandemic and the resulting economic downturn. Numerous governmental jurisdictions have imposed various restrictions on commercial activities, resulting in business closures, work stoppages, labor shortage, disruptions to ports, vaccine mandates and other shipping infrastructure, border closures, thereby negatively impacting our customers, suppliers, distributors, employees, offices, and the entire semiconductor ecosystem.

At the early stages of the COVID-19 pandemic and as a result of changing consumer behaviors due to various government restrictions and the growing trend to provide remote-working options by employers, we experienced shifting market trends, including an increasing demand in markets for notebooks, PCs, gaming devices and other products. While we have benefited from the increasing demand for PC related products, there is no guarantee that this trend will continue, and such increasing demand may discontinue or decline as government authorities relax or terminate COVID-19 related restrictions and consumer behaviors change in response to the reopening of certain economic activities.

Infection rates continued to fluctuate in various regions and new strains of the virus remain a risk, including a surge of COVID-19 cases and hospitalization due to the spread of Omicron variants in late 2021 and early 2022. During the first half of calendar year of 2022, COVID-19 cases and hospitalization rate continued to decline and governments in various jurisdictions, including the U.S. and Europe, have lifted various restrictions and limitations on economic activities. At the same time, however, new variants of COVID-19 continued to emerge and contributed to recent rise of infection rates in various jurisdictions in which we operate, including China and U.S. Additionally, during the first half of calendar year 2022, our financial results were negatively impacted temporarily by the suspension of operation of our Shanghai factories as a result of the city-lockdown imposed by Chinese government under the Zero-COVID Policy. Recently, the Chinese government lifted or eliminated most of its COVID-related restrictions, which caused a significant increase of infection rates among its population. While we have also experienced an increase of worker absence due to sickness, it has not resulted in any material effect on our operations. Nevertheless, we cannot predict the future trend of the pandemic, including whether additional restrictions will be imposed by the Chinese government or governments in other jurisdictions where we have operation.

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

We may be adversely affected by the cyclicality of the semiconductor industry and other industry-wide and market trends.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change such as the introduction of smart phones and tablets that contributed to the decline in the PC market, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, which were often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

In addition, because our products target mostly applications in consumer electronics, including PCs and mobile devices, any micro environment and industry-wide trend affecting demand for consumer electronics may impact our business operations and financial results. For example, the semiconductor market experienced a significant inventory correction by our distributors and customers in the first quarter of 2023, driven primarily by excess inventory accumulated in the past two years in response to substantial growth in consumer electronic sales since the onset of COVID-19 pandemic. Such inventory correction is expected to result in a significant reduction of customer demand and revenue for our products for the quarter ending March 31, 2023. While we are projecting this downward trend to subside, and the market demand to recover significantly, during the second half of calendar 2023, there is no guarantee that this will occur. Any prolonged downturn in the consumer electronic market and further inventory correction will adversely affect our business operation and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the three months ended December 31, 2022, we did not repurchase any shares under the Repurchase Program. As of December 31, 2022, approximately $13.4 million remained available under the Repurchase Program and the Company has entered into a 10b5-1 repurchase plan to purchase up to such remaining amount under the Repurchase Program.

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

February 8, 2023

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)