Form 10-Q
period 2023-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2023-05-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2023: 27,488,76125,770,998

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$265,946	$314,352
Restricted cash	218	299
Accounts receivable, net	19,434	65,681
Inventories	179,783	158,040
Other current assets	9,969	11,220
Total current assets	475,350	549,592
Property, plant and equipment, net	358,157	318,666
Operating lease right-of-use assets	22,962	23,674
Intangible assets, net	7,577	10,050
Equity method investment	368,042	378,378
Deferred income tax assets	561	592
Other long-term assets	20,658	17,677
Total assets	$1,253,307	$1,298,629
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,689	$87,377
Accrued liabilities	90,029	116,893
Payable related to equity investee, net	18,393	28,989
Income taxes payable	6,651	4,248
Short-term debt	24,877	25,563
Deferred revenue	14,370	—
Finance lease liabilities	851	802
Operating lease liabilities	4,457	3,850
Total current liabilities	214,317	267,722
Long-term debt	41,237	42,486
Income taxes payable - long-term	2,261	2,158
Deferred income tax liabilities	27,764	28,757
Finance lease liabilities - long-term	3,439	3,932
Operating lease liabilities - long-term	19,332	20,878
Other long-term liabilities	57,699	78,603
Total liabilities	366,049	444,536
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2023 and June 30, 2022	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 34,575 shares and 27,858 shares, respectively at March 31, 2023 and 33,988 shares and 27,371 shares, respectively at June 30, 2022	69	68
Treasury shares at cost: 6,717 shares at March 31, 2023 and 6,617 shares at June 30, 2022	(68,605)	(66,000)
Additional paid-in capital	321,548	288,951
Accumulated other comprehensive income (loss)	(9,156)	1,080
Retained earnings	643,402	629,994
Total equity	887,258	854,093
Total liabilities and equity	$1,253,307	$1,298,629

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue	$132,560	$203,239	$529,796	$583,593
Cost of goods sold	101,774	130,837	374,841	378,259
Gross profit	30,786	72,402	154,955	205,334
Operating expenses
Research and development	22,578	16,545	65,435	50,873
Selling, general and administrative	22,610	24,625	69,603	70,563
Total operating expenses	45,188	41,170	135,038	121,436
Operating income (loss)	(14,402)	31,232	19,917	83,898

Other income (loss), net	(513)	263	(1,432)	720
Interest income (expense), net	5	(308)	(1,000)	(3,025)
Gain on deconsolidation of the JV Company	—	—	—	399,093
Gain (loss) on changes of equity interest in the JV Company, net	—	4,501	—	(3,140)
Net income (loss) before income taxes	(14,910)	35,688	17,485	477,546

Income tax expense	2,517	2,902	5,550	38,318
Net income (loss) before income (loss) from equity method investment	(17,427)	32,786	11,935	439,228
Equity method investment income (loss) from equity investee	(1,480)	(1,136)	1,533	(1,136)
Net income (loss)	(18,907)	31,650	13,468	438,092
Net loss attributable to noncontrolling interest	—	—	—	20
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(18,907)	$31,650	$13,468	$438,072

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.68)	$1.18	$0.49	$16.47
Diluted	$(0.68)	$1.11	$0.46	$15.58
Weighted average number of common shares attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share
Basic	27,710	26,829	27,537	26,596
Diluted	27,710	28,423	29,576	28,116

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income (loss) including noncontrolling interest	$(18,907)	$31,650	$13,468	$438,092
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	3,748	162	(10,236)	1,649
Cumulative translation adjustment removal due to deconsolidation of the JV Company	—			(3,642)
Comprehensive income (loss)	(15,159)	31,812	3,232	436,099
Less: Noncontrolling interest	—	—		(1,080)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(15,159)	$31,812	$3,232	$437,179
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	$67	$(66,046)	$275,410	$1,260	$583,299	$793,990	$—	$793,990
Exercise of common stock options and release of restricted stock units	—	—	558	—	—	558	—	558
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	40	—	—	(40)	—	—	—
Withholding tax on restricted stock units	—	—	(7,732)	—	—	(7,732)	—	(7,732)
Share-based compensation	—	—	8,273	—	—	8,273	—	8,273
Net income including noncontrolling interest	—	—	—	—	31,650	31,650	—	31,650
Foreign currency translation adjustment	—	—	—	162	—	162	—	162
Balance, March 31, 2022	$67	$(66,006)	$276,509	$1,422	$614,909	$826,901	$—	$826,901

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2021	$66	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Exercise of common stock options and release of restricted stock units	—	—	859	—	—	859	—	859
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	58	—	—	(58)	—	—	—
Withholding tax on restricted stock units	—	—	(8,354)	—	—	(8,354)	—	(8,354)
Issuance of shares under ESPP	1	—	2,422	—	—	2,423	—	2,423
Share-based compensation	—	—	21,189	—	—	21,189	—	21,189
Restricted stock units settlement in connection with service	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	438,072	438,072	20	438,092
Foreign currency translation adjustment	—	—	—	900	—	900	749	1,649
Deconsolidation of noncontrolling interest	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, March 31, 2022	$67	$(66,006)	$276,509	$1,422	$614,909	$826,901	$—	$826,901

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	$68	$(65,990)	$316,141	$(12,904)	$662,359	$899,674	$—	$899,674
Exercise of common stock options and release of restricted stock units	1	—	531	—	—	532	—	532
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	50	—	—	(50)	—	—	—
Withholding tax on restricted stock units	—	—	(5,556)	—	—	(5,556)	—	(5,556)
Repurchase of common shares under shares repurchase program	—	(2,665)	—	—	—	(2,665)	—	(2,665)
Share-based compensation	—	—	10,432	—	—	10,432	—	10,432
Net loss	—	—	—	—	(18,907)	(18,907)	—	(18,907)
Foreign currency translation adjustment, net of tax	—	—	—	3,748	—	3,748	—	3,748
Balance, March 31, 2023	$69	$(68,605)	$321,548	$(9,156)	$643,402	$887,258	$—	$887,258

	Common Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance, June 30, 2022	$68	$(66,000)	$288,951	$1,080	$629,994	$854,093	$—	$854,093
Exercise of common stock options and release of restricted stock units	1	—	550	—	—	551	—	551
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	60	—	—	(60)	—	—	—
Withholding tax on restricted stock units	—	—	(6,152)	—	—	(6,152)	—	(6,152)
Issuance of shares under ESPP	—	—	4,080	—	—	4,080	—	4,080
Repurchase of common shares under shares repurchase program	—	(2,665)	—	—	—	(2,665)	—	(2,665)
Share-based compensation	—	—	34,119	—	—	34,119	—	34,119
Net income	—	—	—	—	13,468	13,468	—	13,468
Foreign currency translation adjustment, net of tax	—	—	—	(10,236)	—	(10,236)	—	(10,236)
Balance, March 31, 2023	$69	$(68,605)	$321,548	$(9,156)	$643,402	$887,258	$—	$887,258

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income including noncontrolling interest through December 1, 2021	13,468	$438,092
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	—	(399,093)
Loss on changes of equity interest in the JV Company, net	—	3,140
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	—	29,973
Depreciation and amortization	31,162	34,263
Loss (income) from equity investment	(1,533)	1,136
Share-based compensation expense	34,119	21,454
Deferred income taxes, net	(962)	2,182
Loss on disposal of property and equipment	387	57
Changes in operating assets and liabilities
Accounts receivable	46,247	(3,610)
Inventories	(21,744)	(42,914)
Other current and long-term assets	(7,824)	(10,078)
Accounts payable	(21,581)	15,608
Net payable, equity investee	(10,595)	34,375
Income taxes payable	2,506	(1)
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	—	3,490
Increase in deferred revenue	14,370	—
Accrued and other liabilities	(29,366)	65,122
Net cash provided by operating activities	48,654	193,196
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	—	26,347
Deconsolidation of cash and cash equivalents of the JV Company	—	(20,734)
Purchases of property and equipment	(91,261)	(98,006)
Proceeds from sale of property and equipment	27	9
Government grant related to equipment	631	1,242
Net cash used in investing activities	(90,603)	(91,142)
Cash flows from financing activities
Withholding tax on restricted stock units	(6,152)	(8,354)
Proceeds from exercise of stock options and ESPP	4,631	3,282
Payment for repurchases of common shares	(2,665)	—
Proceeds from borrowings	8,632	59,262
Repayments of borrowings	(10,260)	(33,663)
Principal payments on finance leases	(603)	(4,176)
Net cash provided by (used in) financing activities	(6,417)	16,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(121)	152
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,487)	118,557
Cash, cash equivalents and restricted cash at beginning of period	314,651	204,813
Cash, cash equivalents and restricted cash at end of period	$266,164	$323,370

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$17,298	$25,565

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	March 31, 2023	March 31, 2022
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$265,946	$323,134
Restricted cash	218	236
Total cash, cash equivalents, and restricted cash	$266,164	$323,370
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or any other interim period. The consolidated balance sheet at June 30, 2022 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Reclassification

The Company has reclassified certain amounts previously reported in its financial statements to conform to the current presentation. See Note 11.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of March 31, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022.

Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

During the first half of calendar year 2022, the Company's operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of its factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. The change of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-policy and reopening of commercial activities resulted in a significant increase of COVID infections in China, which may adversely affect the Company’s operations in China. During the three months ended March 31, 2023, as China and other parts of the world in which we conduct our business have ended pandemic restriction have largely returned to normal. In general, our business operations are no longer affected by the COVID-19 pandemic.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-month engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million paid to the Company in March 2023, and the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when the Company performs the engineering and development services. The Company uses the input method to measure progression, representing a faithful depiction of the transfer of services. During the three months ended March 31, 2023, the Company recorded $3.6 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the balance sheets.

In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer. Material right to the customer is presented due to the commitment of limited wafer supply after the development period; however, deemed to be insignificant to the transaction price.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2023 and June 30, 2022, the amount of restricted cash was $0.2 million and $0.3 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, the Company reduced its equity interest in the JV Company and no longer controls of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements, if applicable.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and nine months ended March 31, 2023, the Company reduced property, plant and equipment by nil and $0.6 million, and operating expenses by $0.0 million and $0.1 million, respectively. During the three and nine months ended March 31, 2022, the Company reduced interest expense by nil and $0.9 million, property, plant and equipment by nil and $1.2 million, and operating expenses by $0.0 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This ASU was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in ASU 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
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

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and nine months ended March 31, 2023, the Company recorded a $1.5 million in loss and a $1.5 million income of its equity share of the JV Company, respectively, using lag reporting. As of March 31, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of March 31, 2023, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of March 31, 2023, AOS recorded the net amount of $18.4 million presented as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and nine months ended March 31, 2023 were $20.2 million and $106.1 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2023 were $4.0 million and $34.4 million, respectively. The purchases by AOS for the three and nine months ended March 31, 2022 were $45.8 million and $61.4 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2022 were $14.2 million and $18.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income (Loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(18,907)	$31,650	$13,468	$438,072

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	27,710	26,829	27,537	26,596
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	27,710	26,829	27,537	26,596
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	1,594	2,039	1,520
Weighted average number of common shares used to compute diluted net income (loss) per share	27,710	28,423	29,576	28,116
Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.68)	$1.18	$0.49	$16.47
Diluted	$(0.68)	$1.11	$0.46	$15.58
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Employee stock options and RSUs	3,152	2	281	171
ESPP	767	19	279	27
Total potential dilutive securities	3,919	21	560	198

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2023	2022	2023	2022
Customer A	21.0%	24.2%	21.7%	24.8%
Customer B	28.7%	38.8%	35.5%	38.7%
Customer C	17.9%	*	14.1%	*

	March 31, 2023	June 30, 2022
Percentage of accounts receivable
Customer A	*	24.6%
Customer B	*	36.4%
Customer C	46.0%	12.0%
Customer D	21.9%	*

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	March 31, 2023	June 30, 2022
	(in thousands)
Accounts receivable	$54,269	$84,442
Less: Allowance for price adjustments	(34,805)	(18,731)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$19,434	$65,681

Inventories:

	March 31, 2023	June 30, 2022
	(in thousands)
Raw materials	$86,490	$67,960
Work-in-process	69,905	80,720
Finished goods	23,388	9,360
	$179,783	$158,040

Other current assets:

	March 31, 2023	June 30, 2022
	(in thousands)
Value-added tax receivable	$179	$737
Other prepaid expenses	3,950	3,954
Prepaid insurance	751	2,590
Prepaid maintenance	1,092	826
Prepayment to supplier	71	257
Prepaid income tax	2,176	2,086
Interest receivable	172	25
Other receivables	1,578	745
	$9,969	$11,220

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2023	June 30, 2022
	(in thousands)
Land	$4,877	$4,877
Building	26,243	16,691
Manufacturing machinery and equipment	320,087	287,574
Equipment and tooling	31,428	28,052
Computer equipment and software	49,425	46,758
Office furniture and equipment	3,175	2,820
Leasehold improvements	38,051	35,254
	473,286	422,026
Less: accumulated depreciation	(261,814)	(233,340)
	211,472	188,686
Equipment and construction in progress	146,685	129,980
Property, plant and equipment, net	$358,157	$318,666

Intangible assets, net:

	March 31, 2023	June 30, 2022
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(12,147)	(9,674)
	7,308	9,781
Goodwill	269	269
Intangible assets, net	$7,577	$10,050

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2023 (Remaining)	$812
2024	3,249
2025	3,247
$7,308

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	March 31, 2023	June 30, 2022
	(in thousands)
Prepayments for property and equipment	$1,013	$6,890
Investment in a privately held company	100	100
Customs deposit	2,118	1,708
Deposit with supplier	13,040	6,396
Other long-term deposits	33	18
Office leases deposits	1,243	1,012
Other	3,111	1,553
	$20,658	$17,677
Accrued liabilities:

	March 31, 2023	June 30, 2022
	(in thousands)
Accrued compensation and benefits	$18,750	$34,681
Warranty accrual	3,815	2,650
Stock rotation accrual	4,081	4,798
Accrued professional fees	2,407	2,659
Accrued inventory	1,322	2,491
Accrued facilities related expenses	2,285	2,421
Accrued property, plant and equipment	6,531	20,485
Other accrued expenses	4,160	5,159
Customer deposits	43,314	40,578
ESPP payable	3,364	971
	$90,029	$116,893
Short-term customer deposits are payments received from customers for securing future product shipments. As of March 31, 2023, $12.5 million were from Customer A and $10.2 million were from Customer B, and $20.6 million were from other customers. As of June 30, 2022, $12.5 million were from Customer A and $16.2 million were from Customer B, and $11.9 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$2,650	$2,795
Additions	2,915	949
Utilization	(1,750)	(1,261)
Ending balance	$3,815	$2,483

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$4,798	$3,917
Additions	9,187	3,030
Utilization	(9,904)	(2,740)
Ending balance	$4,081	$4,207
Other long-term liabilities:

	March 31, 2023	June 30, 2022
	(in thousands)
Customer deposits	$51,926	$70,301
Computer software liabilities	5,773	8,302
Other long-term liabilities	$57,699	$78,603

Customer deposits are payments received from customers for securing future product shipments. As of March 31, 2023, $22.0 million were from Customer A and $13.7 million were from Customer B, and $16.2 million were from other customers. As of June 30, 2022, $34.5 million were from Customer A and $21.9 million were from Customer B, and $13.9 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of March 31, 2023, there was no outstanding balance for this loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2023, the Borrower was in compliance with these covenants. As of March 31, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $13.1 million as of March 31, 2023. As of March 31, 2023, the outstanding balance of this debt financing was $12.5 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $40.5 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2023. As of March 31, 2023, the outstanding balance of the term loan was $13.5 million. The Company paid this loan in full on May 1, 2023.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2023 (Remaining)			$16,339
2024			11,472
2025			11,664
2026			11,871
2027			14,344
Thereafter			536
Total principal			66,226
Less: debt issuance costs			(112)
Total principal, less debt issuance costs			$66,114

	Short-term Debt	Long-term Debt	Total
Principal amount	$24,925	$41,301	$66,226
Less: debt issuance costs	(48)	(64)	(112)
Total debt, less debt issuance costs	$24,877	$41,237	$66,114

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. In September 2022, the lease was amended to make a monthly payment of principal and interest as a fixed amount effective in October 2022. Other terms remain the same. The amendment was accounted for as a debt modification and no gain or loss was recognized. In addition, the finance lease related to the RMB 400.0 million of lease financing of the JV Company with YinHai Leasing Company and The Export-Import Bank of China was not included in the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2023 due to the deconsolidation of the JV Company on December 2, 2021. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The Company’s unaudited Condensed Consolidated Statements of Income for the nine months ended March 31, 2022 include the JV Company's results for the period preceding the deconsolidation on December 2, 2021. The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating leases:
Fixed rent expense	$1,385	$1,479	$4,298	$4,955
Variable rent expense	279	126	757	741
Finance lease:
Amortization of equipment	128	15	393	787
Interest	83	11	227	692
Short-term leases
Short-term lease expenses	133	38	300	144
Total lease expenses	$2,008	$1,669	$5,975	$7,319

Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2023	June 30, 2022
Operating Leases:
ROU assets associated with operating leases	$22,962	$23,674
Finance Lease:
Property, plant and equipment, gross	$5,133	$4,831
Accumulated depreciation	(529)	(136)
Property, plant and equipment, net	$4,604	$4,695

Weighted average remaining lease term (in years)
Operating leases	6.65	7.42
Finance lease	4.50	5.00

Weighted average discount rate
Operating leases	4.39%	4.27%
Finance lease	7.51%	4.76%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,418	$4,965
Operating cash flows from finance lease	$227	$421
Financing cash flows from finance lease	$603	$4,176

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$2,859	$5,901

Future minimum lease payments are as follows as of March 31, 2023 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2023	$1,481	$286
2024	5,006	1,144
2025	4,133	1,144
2026	3,441	1,144
2027	3,264	1,145
Thereafter	10,301	191
Total minimum lease payments	27,626	5,054
Less amount representing interest	(3,837)	(764)
Total lease liabilities	$23,789	$4,290

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

During the three months ended March 31, 2023, the Company repurchased an aggregate of 106,863 shares from the open market, for a total cost of $2.7 million, excluding fees and related expenses, at an average price of $24.9 per share. Since the inception of the program, the Company repurchased an aggregate of 6,891,511 shares for a total cost of $70.0 million, at an average price of $10.16 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 6,891,511 repurchased shares, 174,724 shares with a weighted average repurchase price of $9.98 per share, were reissued at an average price of $4.79 per share pursuant to option exercises and vested restricted share units (“RSU”). As of March 31, 2023, approximately $10.8 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the nine months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764
Granted	625,080	$28.14
Vested	(418,269)	$28.90
Forfeited	(35,025)	$31.34
Nonvested at March 31, 2023	1,341,395	$32.96	1.89	$36,150,595

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded $2.1 million and $6.2 million of expenses for these MSUs during the three and nine months ended March 31, 2023, respectively, and $2.0 million and $2.5 million of expenses during the three and nine months ended March 31, 2022.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.3 million and $3.6 million of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expenses for MSUs during the three and nine months ended March 31, 2023, respectively, and $0.4 million and $1.2 million of expenses for MSUs during the three and nine months ended March 31, 2022, respectively.

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.4 million and $4.1 million of expense for these PRSUs during the three and nine months ended March 31, 2023, respectively, and approximately $1.0 million and $3.0 million during the three and nine months ended March 31, 2022.
The following table summarizes the Company’s PRSUs activities for the nine months ended March 31, 2023:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763
Granted	264,214	$25.70
Vested	(116,132)	$30.54
Forfeited	(10,743)	$48.65
Nonvested at March 31, 2023	526,714	$32.19	2.03	$14,194,942
Stock Options
The Company did not grant any stock options during the nine months ended March 31, 2023 and 2022. The following table summarizes the Company's stock option activities for the nine months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2022	389,875	$7.70	1.53	$9,997,364
Exercised	(65,500)	$8.42		$1,442,646
Outstanding at March 31, 2023	324,375	$7.55	0.96	$6,292,088
Options vested and expected to vest	324,375	$7.55	0.96	$6,292,088
Exercisable at March 31, 2023	324,375	$7.55	0.96	$6,292,088

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2023
Volatility rate	70.5%
Risk-free interest rate	4.5%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
On September 8, 2022, the Compensation Committee of the Board approved modifications to the terms of equity awards granted to a former officer who was a board member of the Company. The modifications waived the four-year time based service performance of his MSU allowing continuing vesting of his TRSU and PRSU according to the original awards' vesting schedule after his termination as a board member. The incremental expenses for these equity shares resulting from the modification were $3.9 million. During the three and nine months ended March 31, 2023, the Company recorded nil and $3.1 million, respectively, net of reversal of prior recorded expenses, of shared-based compensation for these equity shares.
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$1,723	$1,282	$5,259	$3,560
Research and development	2,987	1,814	8,808	4,769
Selling, general and administrative	5,722	5,177	20,052	13,125
	$10,432	$8,273	$34,119	$21,454

As of March 31, 2023, total unrecognized compensation cost under the Company's equity plans was $77.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

10. Income Taxes

The Company recognized income tax expense of approximately $2.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense of $2.5 million for the three months ended March 31, 2023 included a $0.03 million discrete tax expense. The income tax expense of $2.9 million for the three months ended March 31, 2022 included a $0.7 million discrete tax expense related to the Company’s $4.5 million of gain related to the revaluation of the Company's equity interest in a joint venture. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2023 and 2022 was $2.5 million and $2.2 million, respectively, and the effective tax rate for the three months ended March 31, 2023 and 2022 was (15.2)% and 7.4%, respectively. Excluding the effects of the discrete tax expense recorded in the three months ended March 31, 2023 and 2022, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $16.4 million for the three months ended March 31, 2023 as compared to $30.0 million of pretax book income (excluding the $4.5 million of gain related ot the revaluation of the Company's equity interest in a joint venture) for the three months ended March 31, 2022.

The Company recognized income tax expense of approximately $5.6 million and $38.3 million for the nine months ended March 31, 2023 and 2022, respectively. The income tax expense of $5.6 million for the nine months ended March 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $38.3 million for the nine months ended March 31, 2022 included a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million for other discrete income tax items. Excluding the discrete income tax items, income tax expense for the nine months ended March 31, 2023 and 2022 was $5.4 million and $4.7 million, respectively, and the effective tax rate for the nine months ended March 31, 2023 and 2022 was 28.4% and 6.0%, respectively. Excluding the effects of the discrete tax expense recorded in the nine months ended March 31, 2023 and 2022, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from the Company reporting a pretax book income of $19.0 million for the nine months ended March 31, 2023 as compared to pretax book income of $80.4 million of pretax book income (excluding the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the nine months ended March 31, 2022.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2023, the gross amount of unrecognized tax benefits was approximately $8.7 million, of which $5.7 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment and Geographic Information

The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-makers are the Executive Chairman and the Chief Executive Officer. The financial information presented to the Company’s Executive Chairman and Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company’s distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-month engineering and development services for a total fee of $45 million.

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Hong Kong	$106,940	$164,555	$438,537	$472,399
China	14,360	31,883	58,104	91,958
South Korea	1,083	2,745	7,622	8,862
United States	4,245	3,534	16,701	9,004
Other countries	5,932	522	8,832	1,370
	$132,560	$203,239	$529,796	$583,593

The Company has classified certain amounts previously reported in revenue of power discrete and power IC to conform to the current presentation. The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Power discrete	$80,962	$140,027	$363,117	$404,902
Power IC	47,416	60,904	159,708	169,115
Packaging and testing services	552	2,308	3,341	9,576
License and development services	3,630	—	3,630	—
	$132,560	$203,239	$529,796	$583,593

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	March 31, 2023	June 30, 2022
	(in thousands)
China	$115,944	$105,326
United States	261,142	232,731
Other countries	4,033	4,283
	$381,119	$342,340

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2023 and June 30, 2022, the Company had approximately $120.6 million and $89.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of March 31, 2023 and June 30, 2022, the Company had approximately $11.9 million and $63.4 million, respectively, of capital commitments for the purchase of property and equipment.
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
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2023 and June 30, 2022.
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
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,500 products, and has grown significantly with the introduction of over 130 new products in the fiscal year ended June 30, 2022, and over 160 new products in each of the fiscal years ended June 30, 2021 and 2020, respectively. During the nine months ended March 31, 2023, we introduced an additional 56 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 910 patents and 52 patent applications in the United States as of March 31, 2023. We also have a total of 971 foreign patents, which were based primarily on our research and development efforts through March 31, 2023. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended March 31, 2023, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at both June 30, 2022 and March 31, 2023.

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

Impact of COVID-19 Pandemic to our Business

During the first half of calendar year 2022, our operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of our factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. However, the change of COVID-policy and reopening of commercial activities resulted in a significant increase of COVID infections in China. While the rising infection rates affected some of our workers in our facilities in China, the infection rate has stabilized or decrease over time and we do not expect COVID pandemic in China or elsewhere will have a material impact on our business operations and financial results. See “Other Factors affecting our performance—Manufacturing costs and capacity availability”

Other Factors affecting our performance

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we enhanced the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV Company equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which reduced our control and influence over the JV Company. We continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity. On July 12, 2022, we entered into an agreement with the JV Company, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified level. Because we continue to rely on the JV Company to provide us with manufacturing capacity, if the JV Company take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

Principal line items of condensed consolidated statements of income
The following describes the principal line items set forth in our Condensed Consolidated Statements of Income:
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
In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million paid to us in March 2023, and the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when we perform the engineering and development services. We use the input method to measure progression, representing a faithful depiction of the transfer of services. In addition, we also entered an accompanying supply agreement to provide limited wafer supply to the customer. Material right to the customer is presented due to the commitment of limited wafer supply after the development period; however, deemed to be insignificant to the transaction price.
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
Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2023 and 2022. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$132,560	$203,239	100.0%	100.0%	$529,796	$583,593	100.0%	100.0%
Cost of goods sold	101,774	130,837	76.8%	64.4%	374,841	378,259	70.8%	64.8%
Gross profit	30,786	72,402	23.2%	35.6%	154,955	205,334	29.2%	35.2%
Operating expenses
Research and development	22,578	16,545	17.0%	8.1%	65,435	50,873	12.4%	8.7%
Selling, general and administrative	22,610	24,625	17.1%	12.1%	69,603	70,563	13.1%	12.1%
Total operating expenses	45,188	41,170	34.1%	20.2%	135,038	121,436	25.5%	20.8%
Operating income (loss)	(14,402)	31,232	(10.9)%	15.4%	19,917	83,898	3.7%	14.4%

Other income (loss), net	(513)	263	(0.4)%	0.2%	(1,432)	720	(0.3)%	0.1%
Interest income (expense), net	5	(308)	—%	(0.2)%	(1,000)	(3,025)	(0.2)%	(0.5)%
Gain on deconsolidation of the JV Company	—	—	—%	—%	—	399,093	—%	68.4%
Gain (loss) on changes of equity interest in the JV Company, net	—	4,501	—%	2.2%	—	(3,140)	—%	(0.5)%
Net income (loss) before income taxes	(14,910)	35,688	(11.3)%	17.6%	17,485	477,546	3.2%	81.9%
Income tax expense	2,517	2,902	1.9%	1.4%	5,550	38,318	1.0%	6.6%
Net income (loss) before income (loss) from equity method investment	(17,427)	32,786	(13.2)%	16.2%	11,935	439,228	2.2%	75.3%
Equity method investment income (loss) from equity investee	(1,480)	(1,136)	(1.1)%	(0.6)%	1,533	(1,136)	0.3%	(0.2)%
Net income (loss)	(18,907)	31,650	(14.3)%	15.6%	13,468	438,092	2.5%	75.1%
Net loss attributable to noncontrolling interest	—	—	—%	—%	—	20	—%	—%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(18,907)	$31,650	(14.3)%	15.6%	$13,468	$438,072	2.5%	75.1%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,723	$1,282	1.3%	0.6%	$5,259	$3,560	1.0%	0.6%
Research and development	2,987	1,814	2.3%	0.9%	8,808	4,769	1.7%	0.8%
Selling, general and administrative	5,722	5,177	4.3%	2.5%	20,052	13,125	3.8%	2.2%
Total	$10,432	$8,273	7.9%	4.0%	$34,119	$21,454	6.5%	3.6%

Three and Nine Months Ended March 31, 2023 and 2022
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$80,962	$140,027	$(59,065)	(42.2)%	$363,117	$404,902	$(41,785)	(10.3)%
Power IC	47,416	60,904	(13,488)	(22.1)%	159,708	169,115	(9,407)	(5.6)%
Packaging and testing services	552	2,308	(1,756)	(76.1)%	3,341	9,576	(6,235)	(65.1)%
License and development services	3,630	—	3,630	100.0%	3,630	—	3,630	100.0%
	$132,560	$203,239	$(70,679)	(34.8)%	$529,796	$583,593	$(53,797)	(9.2)%

The following is a summary of revenue by end market:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$38,062	$89,939	28.7%	44.3%	$191,205	$256,371	36.1%	43.9%
Consumer	44,568	44,316	33.6%	21.8%	137,017	124,001	25.9%	21.2%
Communication	19,273	29,070	14.5%	14.3%	86,002	80,449	16.2%	13.8%
Power Supply and Industrial	26,475	37,606	20.1%	18.5%	108,601	113,196	20.5%	19.5%
Packaging and testing services	552	2,308	0.4%	1.1%	3,341	9,576	0.6%	1.6%
License and development services	3,630	—	2.7%	—%	3,630	—	0.7%	—%
	$132,560	$203,239	100.0%	100.0%	$529,796	$583,593	100.0%	100.0%

Total revenue was $132.6 million for the three months ended March 31, 2023, a decrease of $70.7 million, or 34.8%, as compared to $203.2 million for the same quarter last year. The decrease was primarily due to a decrease of $59.1 million and $13.5 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC product sales was primarily due to a 49.1% decrease in unit shipments, offset by a 25.4% increase in average selling price as compared to same quarter last year due to a shift in product mix. The decrease in revenues was primarily driven by the significant decrease in the computing market, reflecting weaker demand for computers and inventory correction by our customers, partially offset by increased sales in the consumer markets, particularly in gaming products. The decrease in revenue of packaging and testing services for the three months ended March 31, 2023, as compared to same quarter last year, was primarily due to decreased demand. The increase in license and development services for the three months ended March 31, 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services in February 2023.

Total revenue was $529.8 million for the nine months ended March 31, 2023 a decrease of $53.8 million, or 9.2%, as compared to $583.6 million for the same period last year. The decrease was primarily due to a decrease of $41.8 million and $9.4 million in sales of power discrete products and sales of power IC products, respectively. The decrease in power discrete and power IC product sales was primarily due to a 30.2% decrease in unit shipments, offset by a 30.9% increase in average selling price as compared to same period last year due to a shift in product mix. The decrease in revenues was primarily driven by a decrease in computing market, reflecting weaker demand for computers, partially offset by an increase in communications and consumer markets, particularly in gaming products. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2023, as compared to same period last year, was primarily due to decreased demand. The increase in license and development services for the nine months ended March 31, 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services in February 2023.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$101,774	$130,837	$(29,063)	(22.2)%	$374,841	$378,259	$(3,418)	(0.9)%
Percentage of revenue	76.8%	64.4%			70.8%	64.8%
Gross profit	$30,786	$72,402	$(41,616)	(57.5)%	$154,955	$205,334	$(50,379)	(24.5)%
Percentage of revenue	23.2%	35.6%			29.2%	35.2%

Cost of goods sold was $101.8 million for the three months ended March 31, 2023, a decrease of $29.1 million, or 22.2%, as compared to $130.8 million for the same quarter last year. The decrease was primarily due to 34.8% decrease in revenue. Gross margin decreased by 12.4 percentage points to 23.2% for the three months ended March 31, 2023, as compared to 35.6% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the three months ended March 31, 2023.

Cost of goods sold was $374.8 million for the nine months ended March 31, 2023, a decrease of $3.4 million, or 0.9%, as compared to $378.3 million for the same period last year. The decrease was primarily due to 9.2% decrease in revenue. Gross margin decreased by 6.0 percentage points to 29.2% for the nine months ended March 31, 2023, as compared to 35.2% for the same period last year. The decrease in gross margin was primarily due to higher material costs and less unit shipment during the periods. In addition, the JV Company was deconsolidated from our Condensed Consolidated Statements of Operations effective as of December 2, 2021.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$22,578	$16,545	$6,033	36.5%	$65,435	$50,873	$14,562	28.6%
Research and development expenses were $22.6 million for the three months ended March 31, 2023, an increase of $6.0 million, or 36.5%, as compared to $16.5 million for the same quarter last year. The increase was primarily attributable to $1.1 million increase in employee compensation and benefit expense mainly due to increased headcount and higher medical insurance expenses, partially offset by lower vacation accrual and lower bonus accrual, a $1.2 million increase in share-based compensation expense due to the an increase in stock awards granted, a $1.0 million increase in depreciation expenses, and a $1.9 million increase in product prototyping engineering expense as a result of increased engineering activities.
Research and development expenses were $65.4 million for the nine months ended March 31, 2023, an increase of $14.6 million, or 28.6%, as compared to $50.9 million for the same period last year. The increase was primarily attributable to a $3.1 million increase in employee compensation and benefit expense mainly due to increased headcount and higher medical insurance expenses, partially offset by lower vacation accrual and lower bonus accrual, a $4.0 million increase in share-based compensation expense due to an increase in stock awards granted, a $2.6 million increase in depreciation expense, as well as $3.8 million increase in product prototyping engineering expense as a result of increased engineering activities.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,610	$24,625	$(2,015)	(8.2)%	$69,603	$70,563	$(960)	(1.4)%

Selling, general and administrative expenses were $22.6 million for the three months ended March 31, 2023, a decrease of $2.0 million, or 8.2%, as compared to $24.6 million for the same quarter last year. The decrease was primarily due to a $1.7 million decrease in employee compensation and benefits expenses primarily due to lower bonus expenses accrual and lower vacation accrual, partially offset by increased headcount, higher medical and business insurance expenses, as well as a $1.5 million decrease in cyber security incident, offset by a $0.5 million increase in share-based compensation expense due to an increase in stock awards granted, and $0.5 million increase in legal costs.
Selling, general and administrative expenses were $69.6 million for the nine months ended March 31, 2023, a decrease of $1.0 million, or 1.4%, as compared to $70.6 million for the same period last year. The decrease was primarily attributable to a $7.7 million decrease in employee compensation and benefits expenses mainly due to lower bonus expenses accrual and lower vacation accrual, partially offset by increased headcount, higher medical and business insurance expenses, as well as a $1.5 million decrease in cyber security incident, partially offset by a $6.9 million increase in share-based compensation expense due to an increase in stock award granted and the incremental expenses for one of our former officers' equity shares resulting from the modification, a $0.2 million increase in legal expenses, a $0.4 million increase in recruiting and consulting fees, a $0.3 million increase in marketing demo and trade shows costs, and a $0.5 million increase in employee business expenses.
Other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(513)	$263	$(776)	(295.1)%	$(1,432)	$720	$(2,152)	(298.9)%
Other income (loss), net was decreased in the three and nine months ended March 31, 2023 as compared to the same periods last year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.

Interest income (expense), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income (expense), net	$5	$(308)	$313	(101.6)%	$(1,000)	$(3,025)	$2,025	(66.9)%

Interest income (expense), net increased by $0.3 million during the three months ended March 31, 2023 as compared to the same quarter last year primarily due to a $1.2 million increase in interest income as a result of higher interest rates, partially offset by a $0.9 million increase in interest expense as a result of an increase in bank borrowings.

Interest expense, net decreased by $2.0 million during the nine months ended March 31, 2023 as compared to the same period last year was primarily due to a $2.5 million increase in interest income as a result of higher interest rates, offset by a $0.5 million increase in interest expense as a result of an increase in bank borrowings during the periods. The net increase offset by less interest expense in JV Company due to deconsolidation.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$2,517	$2,902	$(385)	(13.3)%	$5,550	$38,318	$(32,768)	(85.5)%

The Company recognized income tax expense of approximately $2.5 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense of $2.5 million for the three months ended March 31, 2023 included a $0.03 million discrete tax expense. The income tax expense of $2.9 million for the three months ended March 31, 2022 included a $0.7 million discrete tax expense related to the Company’s $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2023 and 2022 was $2.5 million and $2.2 million, respectively, and the effective tax rate for the three months ended March 31, 2023 and 2022 was (15.2)% and 7.4%, respectively. Excluding the effects of the discrete tax expense recorded in the three months ended March 31, 2023 and 2022, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book income of $16.4 million for the three months ended March 31, 2023 as compared to $30.0 million of pretax book income excluding the $4.5 million of gain related to the revaluation of the Company’s equity interest in a joint venture for the three months ended March 31, 2022.

The Company recognized income tax expense of approximately $5.6 million and $38.3 million for the nine months ended March 31, 2023 and 2022, respectively. The income tax expense of $5.6 million for the nine months ended March 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $38.3 million for the nine months ended March 31, 2022 included a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company switches from the consolidation method of accounting to the equity method of accounting related to this investment and no longer asserts permanent reinvestment related to the Company’s investment in the joint venture as well as $0.1 million of other discrete income tax items. Excluding the discrete income tax items, income tax expense for the nine months ended March 31, 2023 and 2022 was $5.4 million and $4.7 million, respectively, and the effective tax rate for the nine months ended March 31, 2023 and 2022 was 28.4% and 6.0%, respectively. Excluding the effects of the discrete tax expense recorded in the nine months ended March 31, 2023 and 2022, the changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from the Company reporting a pretax book income of $19.0 million for the nine months ended March 31, 2023 as compared to pretax book income of $80.4 million of pretax book income (excluding the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the nine months ended March 31, 2022.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2022 remain open to examination by U.S. federal and state tax authorities. The tax years 2014 to 2022 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2023, the gross amount of unrecognized tax benefits was approximately $8.7 million, of which $5.7 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-month engineering support for our proprietary SiC technology to the supplier for a total fee of $45 million, consisted of an upfront fees of $18 million paid to us in March 2023, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rage between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of March 31, 2023, there was no outstanding balance for this loan.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the machine. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and the hardware which had the carrying amount of $13.1 million as of March 31, 2023. As of March 31, 2023, the outstanding balance of this debt financing was $12.5 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $40.5 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the

Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2023, the Borrower was in compliance with these covenants. As of March 31, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in the amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term. Beginning June 1, 2018, Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal accrues interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company was in compliance with these covenants as of March 31, 2023. As of March 31, 2023, the outstanding balance of the term loan was $13.5 million. The Company paid this loan in full on May 1, 2023.

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
Cash, cash equivalents and restricted cash
As of March 31, 2023 and June 30, 2022, we had $266.2 million and $314.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $266.2 million and $314.7 million cash, cash equivalents and restricted cash, $188.7 million and $212.6 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$48,654	$193,196
Net cash used in investing activities	(90,603)	(91,142)
Net cash provided by (used in) financing activities	(6,417)	16,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(121)	152
Net increase (decrease) in cash, cash equivalents and restricted cash	$(48,487)	$118,557

Cash flows from operating activities
Net cash provided by operating activities of $48.7 million for the nine months ended March 31, 2023 resulted primarily from net income of $13.5 million and non-cash expenses of $63.2 million, partially offset by net changes in assets and liabilities using cash of $28.0 million, The non-cash expenses of $63.2 million primarily included $34.1 million of share-based compensation expense, $31.2 million of depreciation and amortization expenses, $0.4 million of loss on disposal of property and equipment, $1.5 million of income from equity investment and $1.0 million of deferred income taxes. The net changes in assets and liabilities of $28.0 million were primarily due to a $10.6 million decrease in net payable from equity investee, a $21.6 million decrease in accounts payable due to timing of payments, a $21.7 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $7.8 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $29.4 million decrease in accrued and other liabilities, partially offset by a $46.2 million decrease in accounts receivable as a result of timing of the shipments and payments collected, a $14.4 million increase in deferred revenue, and a $2.5 million increase in income taxes payable.
Net cash provided by operating activities of $193.2 million for the nine months ended March 31, 2022 resulted primarily from net income of $438.1 million and net changes in assets and liabilities using cash of $62.0 million, partially offset by non-cash expenses of $306.9 million. The non-cash expenses of $306.9 million primarily included $399.1 million of gain on deconsolidation of the JV Company, partially offset by $3.1 million of loss on changes of equity interest in the JV Company, $30.0 million of deferred income tax on deconsolidation and changes of equity interest in the JV Company, $34.3 million of depreciation and amortization expenses, $1.1 million of loss on equity investment, $21.5 million of share-based compensation expense, and $2.2 million of deferred income taxes. The net changes in assets and liabilities of $62.0 million were primarily due to a $65.1 million increase in accrued and other liabilities, a $3.5 million increase in income taxes payable on deconsolidation and changes of equity interest in the JV Company, a $15.6 million increase in accounts payable due to timing of payments, and a $34.4 million increase in net other payable from equity investee, partially offset by a $3.6 million increase in accounts receivable as a result of timing of the shipments and payments collected, a $42.9 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, a $10.1 million increase in other current and long-term assets due to increase in advance payments to vendors.
Cash flows from investing activities
Net cash used in investing activities of $90.6 million for the nine months ended March 31, 2023 was primarily attributable to $91.3 million purchases of property and equipment, partially offset by $0.6 million government grants related to fixed assets.
Net cash used in investing activities of $91.1 million for the nine months ended March 31, 2022 was primarily attributable to cash of the JV Company of $20.7 million no longer under the control of the Company, purchases of property and equipment of $15.0 million for the JV Company, and purchases of property and equipment of $83.0 million for other than the JV Company, partially offset by proceeds from the sale of equity interest in the JV Company of $26.3 million and government grants related to fixed assets of $1.2 million.
Cash flows from financing activities
Net cash used in financing activities of $6.4 million for the nine months ended March 31, 2023 was primarily attributable to $10.3 million in repayments of borrowings, $0.6 million in payment of finance lease obligations, $6.2 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, and $2.7 million payment for repurchases of common shares, partially offset by $8.6 million proceeds from borrowings and $4.6 million of proceeds from exercise of stock options and ESPP.
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
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, the DOJ commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the DOC in May 2019. The Company is cooperating fully with federal authorities in the investigation. The Company has continued to respond to inquiries and requests from DOJ for documents and information relating to the investigation, and the matter is currently pending at DOJ, and DOJ has not provided the Company with any specific timeline or indication as to when the investigation will be concluded or resolved. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. The Company continues to work with DOC to resolve this issue. As part of this process and in response to DOC’s request, the Company provided certain documents and materials relating to the Company’s supply chain and shipment process to DOC, and DOC is currently reviewing this matter. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.

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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on September 19, 2022, contains risk factors identified by the Company, which were updated on the Quarterly Reports on Form 10-Q filed on November 7, 2022 and February 8, 2023. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. As of March 31, 2023, approximately $10.8 million remained available under the Repurchase Program.

The following table sets forth the share repurchases under this program during the third fiscal quarter ended March 31, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—
February 1, 2023 to February 28, 2023	—	$—	—
March 1, 2023 to March 31, 2023	106,863	$24.9	106,863
Total repurchase during the three months ended March 31, 2023	106,863	$24.9	106,863	$10,770,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

10.1*	Executive Chairman Employment Agreement
10.2*	Chief Executive Officer Employment Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Portions of these exhibits have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2023

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)