Form 10-K
period 2023-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2023-08-29
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2022 was approximately $654 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2022 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 27,655,826 shares of the registrant's common shares outstanding as of July 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2023.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2023

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,600 products, and has grown significantly with the introduction of over 60 new products in the fiscal year ended June 30, 2023, and over 130 and 160 new products in the fiscal year ended June 30, 2022 and 2021, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 918 patents and 45 patent applications in the United States as of June 30, 2023. We also have a total of 980 foreign patents, which were based primarily on our research and development efforts through June 30, 2023. We differentiate ourselves by integrating our expertise in technology, design, and advanced packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including portable computers, graphics cards, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2023, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs for the home appliance market, as well as power ICs for next generation computing and gaming applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets around the world. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon (the "Oregon fab"), which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance. We also expanded and upgraded our manufacturing capabilities at the Oregon Fab in 2023. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. We utilize both in house assembly and test facilities in China as well as subcontractors for industry standard packages. We believe our in-house packaging and testing capability provides us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since we had controlling financial interest until December 1, 2021. As of December 2, 2021, we ceased having control over the JV Company. Therefore, we deconsolidated the JV Company as of that date. Subsequently, we have accounted for its investment in the JV Company using the equity method of accounting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of the JV to investors in January 2022.

We were incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of our registered office is Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The address of our U.S. office is Alpha and Omega Semiconductor Incorporated, 475 Oakmead Parkway, Sunnyvale, CA 94085. The telephone number of our U.S. office is (408) 830-9742. We have incorporated various wholly-owned subsidiaries in different jurisdictions. Please refer to Exhibit 21.1 to this Form 10-K for a complete list of our subsidiaries.
Our industry

Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. The functionality and performance of semiconductors have generally increased over time, while size and cost have generally decreased. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets and have contributed to the growth of the semiconductor industry. Regulations governing energy efficiency have accelerated this process in many applications.
Analog semiconductors

The semiconductor industry is segmented into analog and digital. Analog semiconductors process light, sound, motion, radio waves and electrical currents and voltages. In contrast, digital semiconductors process binary signals represented by a sequence of ones and zeros.

As a result of these fundamental differences, the analog semiconductor industry is distinct from the digital semiconductor industry in terms of the complexity of design and the length of product cycle. Improper interactions between analog circuit elements can potentially render an electronic system inoperable. Experienced engineers engaged in the design process are necessary because computer-aided design cannot fully model the behavior of analog circuitry. Therefore, experienced analog engineers with requisite knowledge are in great demand but short supply worldwide. In addition, analog semiconductors tend to have a longer product life cycle because original design manufacturers, or ODMs and original equipment manufacturers, or OEMs typically design the analog portions of a system to span multiple generations of products. Once designed into an application, the analog portion is rarely modified because even small changes to the analog portion can trigger unanticipated consequences in other components, resulting in system instability.
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

The power semiconductor market has been driven by several key factors in recent years. The proliferation of computer and consumer electronics, such as notebooks, tablets, smart phones, flat panel displays and portable media players created the need for sophisticated power management that increases power efficiency and extends battery life. The evolution of these products is characterized by increased functionality, thinner and smaller form factors and decreasing prices. Our Power IC and low voltage (5V-40V) MOSFET products address these markets. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which drives the market for our medium voltage (40V-400V) and high voltage (500V-1000V) MOSFET products. The increased application of power semiconductors to control motors in white goods and industrial applications is driving demand for Insulated Gate Bipolar Transistors, or IGBTs. IGBTs are also being used in renewable energy and automotive applications.

The evolution toward smaller form factors and complex power requirements in the low voltage areas has driven further integration in power semiconductors, resulting in power ICs that incorporate the functionalities of both power management and power delivery in a single device. Power ICs can be implemented by incorporating all necessary power functions either on one piece of silicon or multiple silicon chips encapsulated into a single device. Additionally, advancements in semiconductor packaging technology enables increased power density and shrinking form factors.

Power semiconductor suppliers develop and manufacture their products using various approaches which tend to fall across a wide spectrum of balancing cost savings with proprietary technology advantages. At one end of the spectrum are integrated design manufacturers, or IDMs, which own and operate the equipment used in the manufacturing process and design and manufacture products at their in-house facilities. IDMs exercise full control over the implementation of process technologies and have maximum flexibility in setting priorities for production and delivery schedules. At the other end of the spectrum are completely-outsourced fabless semiconductor companies, which rely entirely on off-the-shelf technologies and processes provided by manufacturing partners. These companies seek to reduce or eliminate fixed costs by outsourcing both product manufacturing and development of process technologies to third parties. Our model balances between technological advancement and cost effectiveness by using a dedicated in-house technology research and development team to drive rapid new product developments, while utilizing both in-house and third-party foundry capacity for our products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily designed and established for digital technologies, may have limited capabilities when it comes to the development of new power semiconductor technologies.
Our strategies

AOS seeks to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. We have adopted strategies that allow us to balance the development of proprietary technology at in-house fabrication and packaging facilities and also utilize the capacity and manufacturing capability of third-party foundries and subcontractors. This enables us to bring new products to market faster, and improve our financial performance in the long run. This model also allows us to respond more quickly to our customer demands, enhances relationships with strategic customers, provides flexibility in capacity management, and enables geographic diversification of our wafer supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain supply chain and operational risks. In addition, we enhanced the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding factory facilities, which we expect will have a positive impact on our future new product development and revenue. We intend to continue exploring opportunities to expand our manufacturing capabilities, including acquisition of existing facilities, formation of joint ventures or partnerships with third parties or applying for government funding or grants available in the semiconductor industry.

Although our largest end-market is the personal computing (“PC”) market, we have successfully diversified our business by expanding into other markets, including consumer, communications, and industrial markets. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,600 products and we have introduced over 60 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. This includes expanding our power IC portfolio with multiphase controllers and smart power stages to address advanced System on Chip (SoC) products used in personal computing, graphics cards, and gaming.
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

Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs that are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs that have traditionally been responsible for manufacturing these products. While OEMs typically focus design efforts on flagship products, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which are sold directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, thereby increasing the number of our products used within their systems, and leveraging relationships to penetrate other products. In addition, we are focusing our research and development efforts to respond more directly to market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.

Leverage global business model for cost-effective growth

We intend to continue to leverage our global resources and regional strengths. We will continue to deploy marketing, sales and technical support teams in close proximity to our end customers. We will further expand and align our technical marketing and application support teams along with our sales team to better understand and address the needs of end customers and end-market applications, in particular for those with the new technology platforms developed in this past year and in the future. This will assist us in identifying and defining new technology trends and products and to help us gain additional design wins. While we no longer retain a controlling interest in the JV Company, we continue our strong relationship with the JV Company to support our manufacturing capacity. Also, we entered into an agreement with the JV Company, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified levels. In addition, we continue to seek potential partners and collaborators to develop new technologies and products, as well as to explore other strategic transactions that will enable us to expand our manufacturing capacity and establish a global footprint.
Our products

We have created a broad product portfolio consisting of two major categories: power discretes and power ICs that serve the large and diverse analog market for power semiconductors.

Our power discrete products consist of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know-how in various markets. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage 600V and 700V MOSFET portfolio based on our aMOS5 technology platform in order to address demanding consumer and industrial applications. Our high-voltage portfolio includes our proprietary insulated-gate bipolar transistor ("IGBT") technology, which we provide highly robust and easy-to-use solutions for industrial motor control and white goods applications. We have also deployed our 1200V SiC (Silicon carbide) products based on our AlphaSiC platform, designed to address high efficiency, high density industrial applications such as solar inverters, UPS, and battery management systems.

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. Our DrMOS family of products continue to grow as we paired our latest high performance MOSFET silicon with our latest Driver IC technologies. We continue to expand our EZBuck power IC family with products that feature lower on-resistance, less power consumption, smaller footprint and thermally enhanced packages. While we derive the majority of our revenue from the sale of power discrete products, sale of power ICs continued to gain traction during the past years. Our Type C smart load switch product line has also expanded as it offers reverse blocking capability, designed to protect applications against high voltage exposure.

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
Power discrete products

Power discretes are used across a wide voltage and current spectrum, requiring high efficiency and reliability under harsh conditions. Due to the diverse nature of end-market applications, we market both general purpose MOSFETs that are used in multiple applications as well as application specific MOSFETs.

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

During the fourth quarter of fiscal year of 2023, we released the 600V αMOS7™ Super Junction MOSFETs Family. These devices are designed to meet the high efficiency and high-density needs of servers, workstations, telecom rectifiers, solar Inverters, EV charging, motor drives and industrial power applications.

During the third quarter of fiscal year of 2023, we introduced a powerful duo of sink and source switches that can increase the power delivery capability of USB Type-C ports to 140W, paving the way for Type C extended power range (EPR)

implementations. The AOZ13937DI is suited for 28V Type C sinking applications while the AOZ15333DI is capable of Type C sourcing applications. These new switches are suited for 28V Type C EPR implementations in high-performance laptops, personal computers, monitors, docking, and other applications. Also, we introduced an extension to our active bridge driver, AlphaZBL™ family. The new device in this family is suitable for use in adapters for high-end laptops and televisions, as well as power supplies for Desktops, Game consoles, and Servers.

During the second quarter of fiscal year of 2023, we introduced our new industry-leading 650V and 750V SiC MOSFET platform for both industrial and automotive applications. The 650V SiC MOSFETs are ideal switching solutions for industrial applications such as solar inverters, motor drives, industrial power supplies, and new energy storage systems, while the AEC-Q101 qualified 750V SiC MOSFET line is targeted for the high-reliability needs in electric vehicle (EV) systems such as the on-board charger (OBC) and the main traction inverter. Also, we introduced an extension to our compact Smart Motor Module (SMM) family. Available in an ultra-compact, thermally enhanced 3mm x 3mm QFN-18L package, the highly integrated AOZ9530QV SMM is a half-bridge power stage with a slew of features and protections that simplify motor drive designs. The AOZ9530QV SMM is suitable for use in a large number of BLDC fan applications ranging from PC and server fans, seat cooling and home appliances. In addition, we released AONS30300, a 30V MOSFET with low on-resistance. The AONS30300 features a high Safe Operating Area (SOA) capability making it ideally suited for demanding applications such as hot swap and eFuse.

Distributors and customers
We have established direct relationships with key OEMs, including Dell Inc., Hewlett-Packard Company, Samsung Group, and Stanley Black & Decker, Inc., most of whom we serve through our distributors and ODMs. In addition, based on our historical design win activities, our power semiconductors are also incorporated into products sold to many other leading OEMs.
Through our distributors, we provide products to ODMs who traditionally are contract manufacturers for OEMs. As the industry has evolved, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for the OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products, which they sell directly to consumers. Our ODM customers include Compal Electronics, Inc., Foxconn, Quanta Computer Incorporated, Wistron Corporation and Delta Electronics.
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under our agreements with distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2023, 2022 and 2021, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 35.6% and 21.6% of our revenue, respectively, for the fiscal year ended June 30, 2023, 39.7% and 24.6% of our revenue, respectively, for the fiscal year ended June 30, 2022, and 35.4% and 28.7% of our revenue, respectively, for fiscal year ended June 30, 2021, respectively.
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

Our sales team consists of sales personnel, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Qingdao, SuZhou, Tokyo, Seoul, Heilbronn, and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, creating additional demand and promoting our products, in which case we may pay a sales commission.

Our sales cycle varies depending on the types of products and can range from six to eighteen months.  In general, our traditional power discrete products in PC and TV applications progress more rapidly through the customer's design and marketing processes, and therefore they generally have a shorter sales cycle.  In contrast, our newer Power IC and IGBT products, used mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have a longer sales cycle.  Typically, our sales cycle for all products comprises the following steps:
•identification of a customer design opportunity;
•qualification of the design opportunity by our FAEs through comparison of the power requirements against our product portfolio;
•delivery of a product sample to the end customer to be included in the customer's pre-production model with the goal of being included in the final bill of materials; and
•placement by the customer, or through its distributor, of a full production order as the end customer transitions to full volume production.
Competition

The power semiconductor industry is characterized by fragmentation with many competitors. We compete with different power semiconductor suppliers, depending on the type of product lines and geographical area. Our key competitors in power discretes and power ICs are primarily headquartered in the United States, Japan, Europe, China and Taiwan. Our major competitors in power discretes include Infineon Technologies AG, ON Semiconductor Corp., STMicroelectronics N.V., Toshiba Corporation, Diodes Incorporated and Vishay Intertechnology, Inc. Our major competitors for our power ICs include Monolithic Power Systems, Inc., ON Semiconductor Corp., Richtek Technology Corp., Semtech Corporation, Texas Instruments Inc. and Vishay Intertechnology, Inc.

Our ability to compete depends on a number of factors, including:
•success in expanding and diversifying our serviceable markets, and our ability to develop technologies and product solutions for these markets;
•capability to quickly develop and introduce proprietary technology and best-in-class products;
•performance and cost-effectiveness of our products relative to that of our competitors;
•ability and capacity to manufacture, package and deliver products in large volume on a timely basis at a competitive price;
•success in utilizing new and proprietary technologies to offer products and features previously not available in the marketplace;
•ability to recruit and retain analog semiconductor designers and application engineers; and
•ability to protect our intellectual property.

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
 Seasonality

As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market condition, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons.
Backlog
Our sales are made primarily pursuant to standard purchase orders from distributors and direct customers. The amount of backlog to be shipped during any period depends on different factors, and all orders are subject to cancellation or modification, usually with no penalty to customers. The quantities actually purchased by customers, as well as shipment schedules, are frequently revised to reflect changes in both the customers’ requirements and in manufacturing availability. Therefore, our backlog at any point in time is not a reliable indicator of our future revenue.
Research and development

We view technology as a competitive advantage, and we invest significant time and capital in research and development to address the technology-intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2023, 2022 and 2021 were $88.1 million, $71.3 million and $63.0 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Texas, Arizona, Korea, Taiwan, and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources in developing and enhancing our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. Our efforts to develop innovative packaging technologies continues to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2023, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

Process technology and device physics: We focus on specialized process technology in the manufacturing of our products, including vertical DMOS, Shielded Gate Trench, Trench field stop IGBTs, charge-balance high voltage MOSFETs, Schottky Diode and BCDMOS processes. Our process engineers work closely with our design team to deploy and implement our proprietary manufacturing processes at our Oregon Fab, the Chongqing Fab as well as the third-party foundries that fabricate our wafers. To improve our process technology, we continue to develop and enhance our expertise in device physics in order to better understand the physical characteristics of materials and the interactions among these materials during the manufacturing process.

New products and new technology platforms: We invest significantly in the development of new technology platforms and introduction of new products. Because power management affects all electronic systems, we believe that developing a wide portfolio of products enables us to target new applications in addition to expanding our share of power management needs within existing applications.

As a technology company, we will continue our significant investment in research and development in our low voltage, medium voltage, and high voltage power discretes, IGBT and power modules and power ICs by developing new technology platforms and new products that allow for improved product performance, higher efficiency packages and higher levels of integration.
Operations

The manufacture of our products is divided into two major steps: wafer fabrication and packaging and testing.
Wafer fabrication

Our Oregon Fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries. During the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon Fab and Chongqing JV Fab. We entered into an agreement with the JV Company for the Chongqing Fab, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified levels. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace"), or formerly HHNEC, located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 9.6%, 10.3% and 11.5% of the wafers used in our products for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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
Quality assurance

Our quality assurance practices aim to consistently provide our end customers with products that are reliable, durable and free of defects. We strive to do so through design for manufacturing, and continuous improvement in our product design and manufacturing and close collaboration with our manufacturing partners. Our manufacturing operations in China and our manufacturing facility in Oregon are certified to the ISO9001 and IATF16949:2016. These Quality Management System certifications represent a recognition of our high quality assurance standards. Both ISO9001 and IATF16949:2016 are sets of criteria and procedures established by the International Organization of Standardization for developing a fundamental quality management system and focusing on continuous improvement, defect prevention and the reduction of variation and waste. Our products are also in compliance with Restrictions on the use of Hazardous Substances, or RoHS 3.0.

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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies, including On Semiconductor Corp. and Giant Semiconductor Corporation, to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of upfront fees and fees upon the achievement of specified engineering services and product milestones.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2023, we had 918 patents issued in the United States, of which 911 were based on our research and development efforts and 7 were acquired, and these patents are set to expire between 2023 and 2041. We also had a total of 980 foreign patents, including 446 Chinese patents, 489 Taiwanese patents, 24 Korean patents, 4 Hong Kong patents, 5 Philippine patents, 8 Japanese patents, 2 Europe patent and 2 India patent as of June 30, 2023. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2023 and 2041. In addition, as of June 30, 2023, we had a total of 159 patent applications, of which 45 patents were pending in the United States, 81 patents were pending in China, 22 patents were pending in Taiwan and 11 patents were pending in other countries.

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
Human Capital Resources

As of June 30, 2023, we had 2,468 employees, of whom 781 were located in the United States, 1,502 were located in China, and 185 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

We are committed to providing a work environment in which our employees can realize fully their talents and develop successful careers. As our strength is in our people, we invest significantly in our employees by providing a wide range of training and development opportunities, including mentoring, coaching, tuition reimbursement, attendance at external seminars and professional conferences, and regular in-house training sessions on specific topics. We train our managers to become good stewards for our employees, balancing the need for quality of life with performance results. We believe that these efforts contribute to the growth and well-being of our employees, as more than 50% of our managerial positions are filled through promotions of existing employees.

We also keep our employees engaged and informed by providing periodic all-staff communications, and semi-annual performance reviews to ensure that efforts and results are aligned with our business and strategic corporate objectives. We value feedback from our employees and promote an open-door policy which encourages employees to have regular conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions such as one on one or functional team staff meetings. In addition, we conduct employee satisfaction surveys at certain locations to help management identify areas that may require improvement. As part of the AOS tradition, we organize regular and seasonal social events, such as team building activities, annual appreciation picnics, and holiday parties, inviting both employees and their families to join. We believe these efforts enable us to build a strong and solid group of dedicated and happy employees who form the core of our human capital resource.

We are committed to providing an environment where employees from all walks of life are treated with respect, care and dignity. We adhere strictly to the Company’s Code of Business Conduct and Ethics and other policies, and ensure that our employment practices respect human rights and comply with national, state and local regulatory requirements at all locations where we conduct business. To recruit new talent, we reach out to a broad range of sources, including employee referrals, on-line advertising, recruitment agencies, and other social media platforms to seek out the best qualified candidates regardless of their backgrounds. We are also focused on ensuring a diverse workforce, including our management team. Our Nominating and Corporate Governance Committee leads the effort in recruiting qualified directors to serve on our Board. Our employees appreciate and value the strength of our people-oriented culture and the benefits our workplace diversity brings.

We commit to a fair and living wage for all employees. We offer competitive compensation and benefits packages for our employees that include a combination of base salary, annual bonus, discretionary bonus for outstanding achievements, an employee share purchase plan, time-based and performance-based long-term equity compensation. Our equity related compensation programs are designed to motivate and incentivize our employees and align their rewards to financial and other business performance goals, while increasing our shareholder value. We have an established Employee Recognition Award program which is regularly utilized to recognize the outstanding achievements of employees and teams that go above and beyond to achieve AOS business goals. In addition, we have engaged nationally-recognized outside independent compensation consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executives and other officers and to provide benchmarks for executive compensation as compared to peer companies.

The health and safety of our employees are paramount to our company. While the COVID-19 global health emergency has ended, COVID-19 and other infectious diseases remain a threat to the health and safety of employees. As such, we continue to monitor and follow requirements and guidance related to COVID-19 prevention in the workplace published by applicable public health agencies in various jurisdictions in which we operate. In addition, we have policies and procedures in place to respond to COVID-19 infection in the workplace including isolation requirements for employees infected with COVID-19 and close contact individuals. We believe policies and procedures help to ensure the health and safety of our employees.
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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2023, 2022 and 2021, we were in compliance with the related conflict minerals rule.

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
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2023. There are no family relationships between any executive officer, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Stephen C. Chang	46	Chief Executive Officer and Director
Mike F. Chang, Ph.D.	78	Executive Chairman and Chairman of the Board
Yifan Liang	59	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	54	Chief Operating Officer
Bing Xue, Ph.D.	59	Executive Vice President of Worldwide Sales and Business Development

Stephen C. Chang has served as our Chief Executive Officer since March 2023 and as a director since November 2022. Mr. Chang previously served as the Company’s President from January 2021 to February 2023. Prior to that, Mr. Chang served in various management positions, including Executive Vice President of Product Line Management, Senior VP of Marketing, VP of the MOSFET Product Line, and Senior Director of Product Marketing. Mr. Chang has over 20 years of industry experience and leads the Company’s business strategies, product and technology development, sales and marketing functions, manufacturing operation and supply chain management, and other managerial responsibilities. Mr. Chang received his B.A. in Electrical Engineering from University of California, Berkeley, and M.B.A. from Santa Clara University.

Mike F. Chang, Ph.D., is the founder of our company and serves as our Executive Chairman. Dr. Chang served as Chief Executive Officer from the founding of our company until March 2023. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a global manufacturer and supplier of discrete and other power semiconductors, or Siliconix, from 1998 to 2000. Dr. Chang also held various management positions at Siliconix from 1987 to 1998. Earlier in his career, Dr. Chang focused on product research and development in various management positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.

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

Risk Factor Summary

Risks Related to Our Business
•We may be adversely affected by the macroeconomic conditions and cyclicality of the semiconductor industry.
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
•Our lack of control over the JV Company may adversely affect our operations.
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
•We depend on the continuing services of our senior management team and other key personnel.
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
•If we fail to maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.
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
•Uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact us.
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

Risks Related to Our Corporate Structure and Our Common Shares

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
Risks Related to Our Business

Our operating results and financial conditions are affected by downturns in the semiconductor industry, changes in end-market demand and other macro-economic trends.

The semiconductor industry periodically experiences significant economic downturns characterized by diminished product and end-market demand, production overcapacity, excess inventory, which can result in rapid significant decline in shipment and sales, which may harm our operating results and financial condition. The semiconductor market is also highly cyclical and is characterized by constant and rapid technological change such as product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. Since mid-2022, we have experienced an industry-wide decline of customer demand for semiconductor products due primarily to the build-up of excess inventory prior to the cessation of the COVID-19 pandemic. This decline has negatively affected our recent financial performance in 2023. While we expect some recovery of the macroeconomic trend by the end of 2023 and early 2024, there is no guarantee that it will occur and a prolonged and extended downturn in the semiconductor industry will have a substantial impact on our operating results and financial conditions.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs.  Our revenue from the PC markets accounted for approximately 35.2%, 44.5% and 42.5% of our total revenue for the years ended June 30, 2023, 2022 and 2021, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad.  In the past prior to the commencement of the COVID-19 pandemic, we experienced a significant reduction in the demand for our products due to the declining PC markets, which negatively impacted our revenue, profitability and gross margin. While we experienced a surge of demand in the PC market as a result of the COVID-19 pandemic and related events, such demand began to return to normal level with the cessation of the COVID-19 pandemic, and recently declined due to an industry-wide inventory correction and the ensuing downturn in the semiconductor industry. We have implemented measures and strategies to mitigate the effect of such a downturn. These measures and strategies may not be sufficient or successful, in which case our operating results may be adversely affected.

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

We formed the JV Company in 2016 which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing. The JV Company is our subcontractor, and we rely and expect to continue to rely substantially on the JV Company to provide us with foundry capacity to develop and manufacture our products and to enhance our market position in China. At the formation of the JV Company, we retained control over the business operation of the JV Company through our majority equity ownership and board representation. In December 2021, we relinquished control over the JV Company through a series of transactions, including the sale of a portion of our equity interests in the JV Company and issuance of additional equity interests by the JV Company to raise capital. As a result of these transactions, we currently own approximately 42.2% of outstanding equity interest in the JV Company and have the right to designate three (3) out of seven (7) directors, instead of four (4) directors prior to such transaction. The reduction of our equity ownership of the JV Company is part of a plan to enable the JV Company to raise capital more easily and to facilitate a future public listing on the Science and Technology Innovation Board, or STAR Market, of the Shanghai Stock Exchange (the “China IPO”). Such reduction also caused the deconsolidation of the JV Company’s financial statements from our Consolidated Financial Statements.

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
In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent year, broad fluctuations in the semiconductor markets and the global economic conditions, in particular the decline of the PC market conditions, have had a more significant impact on our results of operations, than seasonality, and have made it difficult to assess the impact of seasonal factors on our business. Our normal seasonality cycle has also been impacted by the recent COVID-19 pandemic and related events, making it more difficult to predict and determine a more consistent seasonality trend.

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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 9.6%, 10.3% and 11.5% of the wafers used in our products for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

We also rely on third-party foundries to effectively implement certain of our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so may impair our ability to introduce new products and on time delivery of wafers for our existing products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties in achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start up of new process technologies.

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

We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 57.2%, 64.3% and 64.1% of our revenue for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. We currently have effective agreements with Promate and WPO to serve as our distributors, and such agreement is renewed automatically for one-year period continuously unless terminated earlier pursuant to the terms of such agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
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

We have made and may continue to make strategic acquisitions of other companies, assets or businesses or form joint ventures with partners to advance our business objectives. These acquisitions and joint ventures involve significant risks and uncertainties.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers, partnership, joint ventures and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other factors, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We may also seek to establish partnerships, joint ventures and acquisition of assets in various foreign jurisdictions where we may not have significant operating experience. In addition, we may encounter unanticipated challenges and difficulties, including regulatory and compliance issues, lack of local support and geopolitical tensions. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with dissimilar business backgrounds. Furthermore, there is no guarantee that we will be able to identify viable targets for strategic acquisition. Also we may incur significant costs in efforts that may not result in a successful acquisitions.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $40.0 million and $18.7 million at June 30, 2023 and 2022, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2023 and 2022 were $5.6 million and $4.8 million, respectively.
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
•our limited experience in operating a high-volume packaging and testing facility; and
•operation stoppage due to the city-wide lockdown in response to public health emergencies or pandemics.

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

In addition, recent widespread ransomware attacks and cybersecurity breaches in the U.S. and elsewhere have affected many companies, including the cybersecurity incident involving SolarWinds Orion in December 2020. In the past, we also experienced ransomware attacks on our information technology system. In April, 2022, we became aware of a cybersecurity incident involving unauthorized access to one of the Company's email accounts, resulting in unauthorized payments. We recorded a loss of $1.5 million due to the incident for the three months ended March 31, 2022. Immediately following the discovery, we commenced an investigation, contained the incident and implemented additional protective measures and internal control policies and procedures. We also alerted law enforcement authorities and banking institutions in an effort to recover the lost amount. This incident appears to be isolated and its financial impact identified was not material. The Company believes that it has not incurred other damages and losses based on the conclusion of the full investigation.

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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2023, we owned 918 issued U.S. patents expiring between 2023 and 2041 and had 45 pending patent applications with the United States Patent and Trademark Office. In addition, we own patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
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

If we fail to maintain an effective internal control environment as well as adequate control procedures over our financial reporting, investor confidence may be adversely affected thereby affecting the value of our stock price.

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition and/or the value of our stock may be adversely impacted.

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting, management identified a material weakness in our internal control over financial reporting due to the fact that (i) we did not design and maintain effective information technology general controls in the areas of user access, and segregation of duties for one of the information technology systems that supports the Company’s financial reporting over inventory (work in process and finished goods) in costing and (ii) we did not identify and test control to ensure reliability of costing of inventory (work in process and finished goods).

We are in the process of remediating the material weakness identified above, including the implementation of additional policies and procedures to address the issues in our information technology control systems. For a more detailed description of the material weakness and our remediation plan, please see Item 9A of this Form 10-K. If our remediation efforts are insufficient or if additional material weakness in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and it could be required to revise or restate its financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict its ability to access the capital markets, require it to expend significant resources to correct the material weakness, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.
We are subject to the risk of increased income taxes and changes in existing tax rules.

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was 30.1%, 7.9% and 6.5% for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our June 30, 2023 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.
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

Our business and corporate transactions, including our operations through the JV Company, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under Special Administrative Measures (Negative List) for Foreign Investment Access, some industries are categorized as sectors which are restricted or prohibited for foreign investment. As the Negative List is updated every year, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the China government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

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
A significant portion of our business is conducted in China where the currency is the Renminbi. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign‑invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises.
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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. Such restricted portion amounted to approximately $93.2 million, or 10.5% of our total consolidated net assets attributed to the Company as of June 30, 2023. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $23.36 to high of $44.89 from July 1, 2022 to June 30, 2023. At July 31, 2023, the trading price of our common shares was $32.88. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

If securities or industry analysts adversely change their recommendations regarding our common shares or if our operating results do not meet their expectations, the trading price of our common shares could decline.

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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
As of July 31, 2023, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	252,950	Wafer fabrication facility

Building 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	191,540	Packaging and testing, manufacturing support

Building B1, Dongkai Industrial Park, Songjiang Export Process Zone, Area B, Songjiang, Shanghai, China 201614	250,198	Packaging and testing, manufacturing support
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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2023, there were approximately 147 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal years ended June 30, 2023, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

NASDAQ Composite
Philadelphia Semiconductor Index
Alpha & Omega Semiconductor Limited
300.00
250.00
200.00
150.00
100.00
50.00
-
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. During the fourth quarter of fiscal year 2023, the Company repurchased 441,269 shares under the Repurchase Program. As of June 30, 2023, there were no availability under this repurchase program, which is now terminated.

The following table sets for the share repurchases under this program during the fourth quarter of fiscal year 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	374,379	$24.37	374,379	—
May 1, 2023 to May 31, 2023	66,890	$24.40	66,890	—
Jun 1, 2023 to June 30, 2023	—	$—	—	—
Total repurchase during the three months ended June 30, 2023	441,269	$24.37	441,269	$—

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
Overview

We are a designer, developer and global supplier of a broad range of power discretes, ICs, modules and digital power solutions including a wide portfolio of Power MOSFET, SiC, IGBT,IPM, TVS, Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,600 products, and has grown significantly with the introduction of over 60 new products in the fiscal year ended June 30, 2023, and over 130 and 160 new products in the fiscal year ended June 30, 2022 and 2021, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 918 patents and 45 patent applications in the United States as of June 30, 2023. We also have a total of 980 foreign patents, which primarily were based on our research and development efforts through June 30, 2023. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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
On March 29, 2016, we formed the JV Company with the Chongqing Funds, for the purpose of constructing and operating the Chongqing Fab in the LiangJiang New Area of Chongqing, China. The Chongqing Fab was being built in phases. As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The JV Company was accounted under the provisions of the consolidation guidance since we had controlling financial interest until December 1, 2021.

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

On December 24, 2021, we entered into a share transfer agreement with another third-party investor, pursuant to which the Company sold to this investor 1.1% of outstanding equity interest held by us in the JV Company. In addition, the JV Company adopted an employee equity incentive plan and issued an equity interest equivalent to 3.99% of the JV Company in exchange for cash. As a result of these two transactions, the Company owned 45.8% of the equity interest in the JV Company as of December 31, 2021.

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at both June 30, 2022 and 2023.

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

Impact of COVID-19 Pandemic to Our Business
During the first half of calendar year 2022, our operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of our factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. In May 2023, World Health Organization (WHO) declared an end to the COVID-19 pandemic. As of June 30, 2023, our business operations and financial performance were no longer affected by the pandemic.
Other Factors Affecting Our Performance

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant changes in global and regional economic conditions could materially affect our revenue and results of operations. A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs. Therefore, a substantial decline in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. Since mid-2022, we have experienced an industry-wide decline of customer demand for semiconductor products. This decline has negatively affected our recent financial performance in 2023. While we expect some continued recovery of our revenue in the September quarter of 2023, there is no guarantee that it will occur. A prolonged and extended downturn in the semiconductor industry would have a substantial impact on our operating results and financial conditions.

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

Our product revenue is reported net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers (“ODMs”) or original equipment manufacturers (“OEMs”), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In certain situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, pre-approved future distributor selling prices, distributor margins and demand for our products.

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and 6.8 million paid to us in the March and July 2023, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when we perform the engineering and development services. We use the input method to measure progression of the transfer of services. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

"U.S. Tax Cuts and Jobs Act", Enacted December 22, 2017

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

“The Inflation Reduction Act”, Enacted August 16, 2022

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion. The CAMT is effective for tax years beginning after 31 December 2022. The CAMT is currently not applicable to the Company.

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

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2023, 2022 and 2021. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2023	2022	2021	2023	2022	2021
	(in thousands)			(% of revenue)
Revenue	$691,321	$777,552	$656,902	100.0%	100.0%	100.0%
Cost of goods sold (1)	491,785	508,996	452,359	71.1%	65.5%	68.9%
Gross profit	199,536	268,556	204,543	28.9%	34.5%	31.1%
Operating expenses:
Research and development (1)	88,146	71,259	62,953	12.8%	9.2%	9.6%
Selling, general and administrative (1)	88,861	95,259	77,514	12.8%	12.3%	11.8%
Total operating expenses	177,007	166,518	140,467	25.6%	21.5%	21.4%
Operating income	22,529	102,038	64,076	3.3%	13.0%	9.7%

Other income (loss), net	(1,730)	999	2,456	(0.3)%	0.1%	0.4%
Interest expense, net	(1,087)	(3,920)	(6,308)	(0.2)%	(0.5)%	(1.0)%
Gain on deconsolidation of the JV Company	—	399,093	—	—%	51.3%	—%
Loss on changes of equity interest in the JV Company, net	—	(3,140)	—	—%	(0.4)%	—%
Net income before income taxes	19,712	495,070	60,224	2.8%	63.5%	9.1%
Income tax expense	5,937	39,258	3,935	0.9%	5.0%	0.6%
Net income before loss from equity method investment	13,775	455,812	56,289	1.9%	58.5%	8.5%
Equity method investment loss from equity investee	(1,411)	(2,629)	—	(0.1)%	(0.3)%	—%
Net income	12,364	453,183	56,289	1.8%	58.2%	8.5%
Net income (loss) attributable to noncontrolling interest	—	20	(1,827)	0.0%	0.0%	(0.3)%
Net income attributable to Alpha and Omega Semiconductor Limited	$12,364	$453,163	$58,116	1.8%	58.2%	8.8%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2023	2022	2021	2023	2022	2021
	(in thousands)			(% of revenue)
Cost of goods sold	$5,851	$5,125	$1,756	0.8%	0.7%	0.3%
Research and development	9,437	7,049	5,352	1.4%	0.9%	0.8%
Selling, general and administrative	22,200	19,150	8,216	3.2%	2.5%	1.3%
	$37,488	$31,324	$15,324	5.4%	4.1%	2.4%

Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$458,795	$545,135	$482,718	$(86,340)	(15.8)%	$62,417	12.9%
Power IC	218,620	220,882	161,726	(2,262)	(1.0)%	59,156	36.6%
Packaging and testing services	3,979	11,535	12,458	(7,556)	(65.5)%	(923)	(7.4)%
License and development services	9,927	—	—	9,927	100.0%	—	—%
	$691,321	$777,552	$656,902	$(86,231)	(11.1)%	$120,650	18.4%

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Computing	$243,286	$345,855	$279,150	$(102,569)	(29.7)%	$66,705	23.9%
Consumer	180,753	160,808	145,346	19,945	12.4%	15,462	10.6%
Communication	103,218	110,356	97,395	(7,138)	(6.5)%	12,961	13.3%
Power Supply and Industrial	150,158	149,000	122,553	1,158	0.8%	26,447	21.6%
Packaging and testing services	3,979	11,533	12,458	(7,554)	(65.5)%	(925)	(7.4)%
License and development services	9,927	—	—	9,927	100.0%	—	—%
	$691,321	$777,552	$656,902	$(86,231)	(11.1)%	$120,650	18.4%
Fiscal 2023 vs 2022

Total revenue was $691.3 million for fiscal year 2023, a decrease of $86.2 million, or 11.1%, as compared to $777.6 million for fiscal year 2022. The decrease was primarily due to a decrease of $86.3 million and $2.3 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC product sales was primarily due to a 30.1% decrease in unit shipments, offset by a 26.9% increase in average selling price as compared to last fiscal year due to a shift in product mix. The decrease in revenues was primarily driven by the significant decrease in the computing market, reflecting weaker demand for computers and inventory correction by our customers, in response to the industry-wide downturn in the semiconductor industry, partially offset by increased sales in the consumer markets, particularly in gaming products. The decrease in revenue from packaging and testing services for the fiscal year 2023 as compared to last fiscal year was primarily due to decreased demand. The increase in license and development services for the fiscal year 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services in February 2023. During fiscal year 2023, we accelerated the development of new technology platforms which allowed us to introduce 19 medium and high voltage MOSFET products, targeting primarily the industrial markets and communication marketing, and 6 module products primarily for the consumer markets, as well as 4 low voltage MOSFET products primarily for the computing and communication markets. In addition, we introduced 40 Power IC new products for computing applications, communication and consumer markets.

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

Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$491,785	$508,996	$452,359	$(17,211)	(3.4)%	$56,637	12.5%
Percentage of revenue	71.1%	65.5%	68.9%

Gross profit	$199,536	$268,556	$204,543	$(69,020)	(25.7)%	$64,013	31.3%
Percentage of revenue	28.9%	34.5%	31.1%

Fiscal 2023 vs 2022

Cost of goods sold was $491.8 million for fiscal year 2023, a decrease of $17.2 million, or 3.4%, as compared to $509.0 million for fiscal year 2022. The decrease was primarily due to 11.1% decrease in revenue. Gross margin decreased by 5.6 percentage points to 28.9% for the fiscal year 2023, as compared to 34.5% for the fiscal year 2022. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the fiscal year ended June 30, 2023. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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
Research and development expenses

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$88,146	$71,259	$62,953	$16,887	23.7%	$8,306	13.2%

Fiscal 2023 vs 2022

Research and development expenses were $88.1 million for fiscal year 2023, an increase of $16.9 million, or 23.7%, as compared to $71.3 million for fiscal year 2022. The increase was primarily attributable to a $3.9 million increase in employee compensation and benefit expense mainly due to increased headcount and higher medical insurance expenses, partially offset by lower vacation accrual and lower bonus accrual, a $2.4 million increase in share-based compensation expense due to an increase in stock awards granted, a $3.6 million increase in depreciation expenses, a $2.2 million increase in allocation, and a $4.8 million increase in product prototyping engineering expense as a result of increased engineering activities. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development is important to meet our strategic objectives.

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
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$88,861	$95,259	$77,514	$(6,398)	(6.7)%	$17,745	22.9%

Fiscal 2023 vs 2022

Selling, general and administrative expenses were $88.9 million for fiscal year 2023, a decrease of $6.4 million, or 6.7%, as compared to $95.3 million for fiscal year 2022. The decrease was primarily attributable to a $11.3 million decrease in employee compensation and benefits expenses mainly due to lower bonus expenses accrual and lower vacation accrual, partially offset by increased headcount, higher medical and business insurance expenses, as well as a $1.5 million decrease in cyber security incident, partially offset by a $3.1 million increase in share-based compensation expense due to an increase in stock award granted and the incremental expenses for one of our former officers' equity shares resulting from the modification, a $1.1 million increase in legal expenses, a $0.7 million increase in recruiting and consulting fees, a $1.2 million increase in allocation, and a $0.8 million increase in employee business expenses.

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
Other income (loss), net

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Other income (loss), net	$(1,730)	$999	$2,456	$(2,729)	(273.2)%	$(1,457)	(59.3)%
Other income (loss), net decreased by $2.7 million in fiscal year 2023 as compared to the last fiscal year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Other income (loss), net decreased by $1.5 million in fiscal year 2022 as compared to the last fiscal year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Interest expense, net

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest expense, net	$(1,087)	$(3,920)	$(6,308)	$2,833	(72.3)%	$2,388	(37.9)%

Interest expense was primarily related to bank borrowings. Interest expense decreased by $2.8 million in fiscal year 2023 as compared to the prior fiscal year primarily due to a $3.6 million increase in interest income as a result of higher interest rate, offset by a $0.7 million increase in interest expense as a result of an increase in bank borrowings during the periods.

Interest expense decreased by $2.4 million in fiscal year 2022 as compared to the fiscal year 2021 primarily because of deconsolidation of the JV Company in December 2021.
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

We account for our investment in the JV Company as an equity method investment and report our equity in earnings or loss of the JV Company on a three-month lag due to our inability to timely obtain financial information of the JV Company. For the fiscal year ended June 30, 2023 and June 30, 2022 using lag reporting, we recorded $1.4 million and 2.6 million of its equity in loss of the JV Company, respectively.

Income tax expense

	Year Ended June 30,			Change
	2023	2022	2021	2023		2022
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$5,937	$39,258	$3,935	$(33,321)	(84.9)%	$35,323	897.7%

Fiscal 2023 vs 2022

Income tax expense for fiscal years 2023 and 2022 was $5.9 million and $39.3 million, respectively. Income tax expense decreased by $33.3 million, or 84.9% in fiscal year 2023 as compared to fiscal year 2022. The income tax expense of $5.9 million for the year ended June 30, 2023 included a $0.1 million discrete tax expense, and the income tax expense of $39.3 million for the year ended June 30, 2022 included a $33.5 million discrete tax expense related to the Company’s $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain as the Company changed from the consolidation method of accounting to the equity method of accounting. In addition, for the year ended June 30, 2022 we recorded a tax benefit of $0.4 million from other discrete income tax items. Excluding the discrete income tax items, the effective tax rate for the years ended June 30, 2023 and 2022 was 29.4% and 6.3%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book income of $19.7 million for the year ended June 30, 2023 as compared to a pretax book income of $495.0 million ($99.0 million of pretax book income plus the $396.0 million of income from the sale of equity interest in a joint venture and the related deconsolidation gain) for the year ended June 30, 2022 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

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

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-months of engineering support for our proprietary SiC technology to the supplier for a total fee of $45 million, consisted of an upfront fees of $18 million and $6.8 million paid to us in March 2023 and July 2023, respectively, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of June 30, 2023, there was no outstanding balance for this loan.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022 with a maturity date of September 30, 2023. As of June 30, 2023, there was no outstanding balance.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $15.2 million as of June 30, 2023. As of June 30, 2023, the outstanding balance of this debt financing was $11.9 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 years term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $38.3 million.

In October 2019, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2023. As of June 30, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

On November 16, 2018, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company. The loan has a five-year term and matures on June 1, 2023. Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company paid this loan in full on May 1, 2023. As of June 30, 2023, there was no outstanding balance and this loan was expired.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the fabrication facility located in Oregon. The obligation under the credit agreement was secured by substantially all assets of Jireh and guaranteed by the Company. The credit agreement had a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively. Beginning in October 2018, Jireh was required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments. The loan accrued interest based on an adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan. The credit agreement contained customary restrictive covenants and included certain financial covenants that required the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The loan was fully paid off in September, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interests, and dividend payments. Accordingly, subject to the review and verification of the underlying transaction documents and supporting documents by the account banks in China, our Chinese subsidiaries may use Renminbi to purchase foreign exchange currency for settlement of such “current account” transactions without the pre-approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign-invested enterprises in China are required to allocate 10% of their profits each year, if any, to fund the equity reserve account unless the reserve has reached 50% of the registered capital of the enterprises. While SAFE approval is not statutorily required for eligible dividend payments to the foreign parent, in practice, before making the dividend payment, the account bank may seek SAFE’s opinion with respect to a dividend payment if the payment involves a relatively large amount, which may delay the dividend payment depending on the then overall status of cross-border payments and receipts of China.

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as “capital account” transactions. Examples of “capital account” transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2023 and 2022, such restricted portion amounted to approximately $93.2 million and $92.4 million, or 10.5% and 10.8%, of our total consolidated net assets attributable to the Company, respectively.

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
Cash, cash equivalents and restricted cash
As of June 30, 2023 and 2022, we had $195.6 million and $314.7 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $195.6 million and $314.7 million cash and cash equivalents, $108.2 million and $212.6 million, respectively, were deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$20,473	$218,865	$128,744
Net cash used in investing activities	(109,630)	(130,822)	(72,539)
Net cash provided by (used in) financing activities	(29,611)	21,854	(18,991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	(59)	4,895
Net increase (decrease) in cash, cash equivalents and restricted cash	$(119,048)	$109,838	$42,109
Cash flows from operating activities

Net cash provided by operating activities of $20.5 million for fiscal year 2023 resulted primarily from net income of $12.4 million, non-cash charges of $80.9 million and net change in assets and liabilities providing net cash of $72.8 million. The non-cash charges of $80.9 million included depreciation and amortization expenses of $43.2 million, share-based compensation expense of $37.5 million, equity method investment loss from equity investee of $1.4 million, the net deferred income taxes of $1.4 million and loss on disposal of property and equipment of $0.2 million. The net change in assets and liabilities providing net cash of $72.8 million was primarily due to $45.5 million decrease in accrued and other liabilities, other payable on equity investee of $17.0 million, and $19.6 million decrease in accounts payable primarily due to timing of payment, $25.2 million increase in inventories, $18.7 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, partially offset by $43.3 million decrease in accounts receivable due to timing of billings and collection of payments, $8.1 million increase in deferred revenue, and $2.0 million increase in income taxes payable.

Net cash provided by operating activities of $218.9 million for fiscal year 2022 resulted primarily from net income of $453.2 million, non-cash charges of $287.6 million and net change in assets and liabilities providing net cash of $53.3 million. The non-cash charges of $287.6 million included depreciation and amortization expenses of $42.9 million, share-based compensation expense of $31.3 million, gain on deconsoidation of the JV Company of $399.1 million, loss on changes of equity interest in the JV Company, net of $3.1 million, deferred income tax on deconsolidation and changes of equity interest in the JV Company of $30.0 million, equity method investment loss from equity investee of $2.6 million, and net deferred income taxes of $1.6 million. The net change in assets and liabilities providing net cash of $53.3 million was primarily due to $76.4 million increase in accrued and other liabilities, income taxes payable on deconsolidation and changes of equity interest in the JV company of $3.5 million, other payable on equity investee of $48.2 million, and $23.8 million increase in accounts payable primarily due to timing of payment, partially offset by $30.1 million increase in accounts receivable due to timing of billings and collection of payments, $57.4 million increase in inventories, $9.4 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, and $1.7 million decrease in income taxes payable.

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

Cash flows from investing activities

Net cash used in investing activities of $109.6 million for the fiscal year 2023 was primarily attributable to $110.4 million purchases of property and equipment, partially offset by $0.6 million government grant related to equipment and $0.2 million in proceeds from sale of property and equipment.

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
Cash flows from financing activities

Net cash used in financing activities of $29.6 million for the fiscal year 2023 was primarily attributable to $6.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $0.8 million in payments of capital lease obligations, $26.6 million in repayments of borrowings, and $13.4 million of payments for repurchase of common shares, partially offset by $8.6 million of proceeds from borrowings and $9.0 million of proceeds from exercises of share options and issuance of shares under the ESPP.

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

Contractual Obligations
Our contractual obligations as of June 30, 2023 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Recorded liabilities:
Bank borrowings	$49,887	$11,472	$23,535	$14,880	$—
Finance leases	4,768	1,144	2,288	1,336	—
Operating leases	29,149	5,452	8,430	6,964	8,303
	$83,804	$18,068	$34,253	$23,180	$8,303

Other:
Capital commitments with respect to property and equipment	$9,711	$9,711	$—	$—	$—
Purchase commitments with respect to inventories and others	127,490	127,490	—	—	—
	$137,201	$137,201	$—	$—	$—

Total contractual obligations	$221,005	$155,269	$34,253	$23,180	$8,303
As of June 30, 2023, we had recorded liabilities of $2.5 million for uncertain tax positions and $0.3 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 15 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. On an ongoing basis, we evaluate the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, valuation of inventories, warranty accrual, income taxes, leases, equity method investment, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets.
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

License and Development Revenue Recognition

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to us in March 2023 and July 2023, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when we perform the engineering and development services. We use the input method to measure progression, representing a faithful depiction of the transfer of services. During the fiscal year ended June 30, 2023, we recorded $9.9 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. In addition, we also entered an accompanying supply agreement to provide limited wafer supply to the customer.

Equity method investment

We use the equity method of accounting when we have the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, we reduced our equity interest in the JV Company, which resulted in deconsolidation of our investment in the JV Company. As a result, beginning December 2, 2021, we record our investment under equity method of accounting. Due to difficulties in obtaining accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of such affiliate on a one quarter lag. Therefore, our share of losses of the

JV Company for the period from December 2, 2021 to March 31, 2022 was recorded in our Consolidated Statement of Operations for the fiscal year ended June 30, 2022. And our share of losses of the JV Company for the period of April 1, 2022 to March 31, 2023 was recorded in our Consolidated Statement of Operations for the fiscal year ended June 30, 2023. We recognize and disclose intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements.

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Operations. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Operations.

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

We have not provided for withholding taxes on the undistributed earnings of our foreign subsidiaries because we intend to reinvest such earnings indefinitely. However, we have recorded a deferred tax liability of $27.9 million at June 30, 2023 related to our investment in the JV Company. As of June 30, 2023, the cumulative amount of undistributed earnings of our foreign subsidiaries considered permanently reinvested was $374 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should we decide to remit this income to the Bermuda parent company in a future period, our provision for income taxes may increase materially in that period.

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
Share-based compensation expense
We maintain an equity-settled, share-based compensation plan to grant restricted share units and stock options. We recognize expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of our common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period. The Employee Share Purchase Plan (the “ESPP”) is accounted for at fair value on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is significant to the consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management's judgment. The Black-Scholes option valuation model requires the input of subjective assumptions, including the expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant. Changes in estimated forfeitures are recognized in the period of change and impact the amount of stock compensation expenses to be recognized in future periods, which could be material if actual results differ significantly from estimates.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

    We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant portion of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan (“RMB”) as operating funds for our foreign operating expenses. For our subsidiaries which use the local currency as the functional currency, the results and financial position are translated into U.S. dollar using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) and noncontrolling interest in the consolidated statements of equity. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the fact that the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2023, we had $49.8 million outstanding under our loan and $4.1 million outstanding under our financing leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2023, a hypothetical 10% increase in the interest rate could result in $0.3 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

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

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2023, as a result of a material weakness in our internal control over financial reporting as described in more detail below.

The material weakness described herein did not result in any identified misstatements to the financial statements, and there were no changes to our historical financial statements. Notwithstanding such material weakness, our financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2023 as a result of the material weakness as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, management identified a material weakness in our internal control over financial reporting due to the fact that we did not: (1) design and maintain effective information technology general controls in the areas of user access, and segregation of duties for one of the information technology systems that supports the Company’s financial reporting over inventory (work in process and finished goods) in costing; and (ii) identify and test controls to ensure the reliability of the costing of inventory (work in process and finished goods).

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report, included on page 68.

REMEDIATION PLAN

Our management, with oversight from our Audit Committee, is in the process of developing and implementing remediation plans in response to the identified material weakness described above. Specifically, we are designing and implementing additional measures to further improve information technology general controls in the areas of user access in order to ensure segregation of duties for our system that supports financial reporting over inventory (work in process and finished goods) in costing, and to identify and test control to ensure reliability of costing of inventory (work in process and finished goods). The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

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
Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this Form 10-K that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2023 other than the material weakness and related remediation measures as described above.

Item 9B.Other Information

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the June 2023 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date [1]	Aggregate number of shares common shares to be sold pursuant to 10b5-1 trading agreements
Mike Chang	Executive Chairman and Director	May 26, 2023	March 15, 2024	180,000
Yifan Liang	Chief Financial Officer	May 24, 2023	August 15, 2024	80,000

1 Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2023 Proxy Statement”), no later than 120 days after the end of fiscal year 2023, and certain information to be included in the 2023 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption “Business - Executive Officers” in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2023 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board” and “Related Party Transactions” in the 2023 Proxy Statement.

Item 14.Principal Accountant Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2023 Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying accounts	112

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (the "Company") as of June 30, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the year then ended, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not: (i) design and maintain effective information technology general controls in the areas of user access, and segregation of duties for one of the information technology systems that supports the Company’s financial reporting over inventory (work in process and finished goods) in costing; and (ii) identify and test controls to ensure the reliability of the costing of inventory (work in process and finished goods).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of this Annual Report on Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Excess and Obsolete Inventory Reserve

The Company’s inventory, net totaled $183 million as of June 30, 2023, representing approximately 15% of total assets. As described in Notes 1 and 6 to the consolidated financial statements, the Company assesses the valuation of its inventory on a periodic basis and provides an allowance based on several factors including inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices.

We identified the provision for excess and obsolete inventory as a critical audit matter because the determination of excess and obsolete inventory reserves is judgmental and considers several factors that are affected by market and economic conditions, such as company forecasts, dynamic pricing environments, and industry supply and demand.

How the critical audit matter was addressed in the audit

Our audit procedures related to management’s estimates used in the valuation of inventory included the following, among others:

•We evaluated and tested the design and operating effectiveness of the Company's internal controls over the costing of inventory, the calculation of lower of cost or net realizable value reserves including related estimated costs and selling prices, and the determination of demand forecasts and related application against on hand inventory.
•We reviewed the reasonableness of the Company’s methodology for estimating the valuation of inventories by evaluating factors including excess units on hand based on ending inventory quantities compared to forecasted shipment quantities.
•We tested the significant assumptions, including product demand forecasts, and the underlying data used in management's inventory valuation assessment.
•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods.

Allowance for Price Adjustments

The Company recorded allowance for price adjustments of $40 million as of June 30, 2023. As described in Notes 1 and 6, the Company provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products and records a reduction of revenue and a corresponding allowance for price adjustments against accounts receivable on the consolidated balance sheet.

Estimating the allowance for price adjustments requires management to make certain assumptions including historical customer ship and debit credit rates and credit lag times on such revenues. These assumptions could be affected by current and future economic and market conditions. We identified the allowance for price adjustments as a critical audit matter because auditing management’s estimate of the allowance for price adjustments was complex and judgmental due to the significant estimation required by management.

How the critical audit matter was addressed in the audit

Our audit procedures included the following, among others:

•We evaluated and tested the design and operating effectiveness of the Company's internal controls over the measurement of the allowance for price adjustments, including testing controls over management’s review of the allowance calculation and the underlying assumptions used to develop the estimate.
•We confirmed the quantity of select distributor inventories.
•We vouched revenues and allowance for price adjustments to supporting documents.
•We evaluated the reasonableness of management’s assumptions by comparing the significant assumptions (ship and debit claims percentage history and the relevant cycle time period between when sales are made by distributors to their end customers and when ship and debit credit memos are issued by the Company to distributors) used to historical customer trends, including testing the completeness and accuracy of the underlying data.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2022.

Mountain View, California
August 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha & Omega Semiconductor Limited
Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha & Omega Semiconductor Limited (the “Company”) as of June 30, 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor from 2018 to 2022.

San Jose, California
September 19, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$195,188	$314,352
Restricted cash	415	299
Accounts receivable, net	22,420	65,681
Inventories	183,247	158,040
Other current assets	22,666	11,220
Total current assets	423,936	549,592
Property, plant and equipment, net	357,831	318,666
Operating lease right-of-use assets, net	24,349	23,674
Intangible assets, net	6,765	10,050
Equity method investment	366,617	378,378
Deferred income tax assets	536	592
Other long-term assets	19,703	17,677
Total assets	$1,199,737	$1,298,629

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,775	$87,377
Accrued liabilities	79,533	116,893
Payable related to equity investee, net	11,950	28,989
Income taxes payable	5,546	4,248
Short-term debt	11,434	25,563
Deferred revenue	8,073	—
Finance lease liabilities	867	802
Operating lease liabilities	4,383	3,850
Total current liabilities	172,561	267,722
Long-term debt	38,360	42,486
Income taxes payable - long-term	2,817	2,158
Deferred income tax liabilities	27,283	28,757
Finance lease liabilities - long-term	3,216	3,932
Operating lease liabilities - long-term	20,544	20,878
Other long-term liabilities	51,037	78,603
Total liabilities	315,818	444,536
Commitments and contingencies (Note 15)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2023 and 2022	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 34,811 shares and 27,654 shares, respectively at June 30, 2023 and 33,988 shares and 27,371 shares, respectively at June 30, 2022	70	68
Treasury shares at cost; 7,157 shares at June 30, 2023 and 6,617 shares at June 30, 2022	(79,365)	(66,000)
Additional paid-in capital	329,034	288,951
Accumulated other comprehensive income (loss)	(8,111)	1,080
Retained earnings	642,291	629,994
Total Alpha and Omega Semiconductor Limited shareholders’ equity	883,919	854,093
Total liabilities and equity	$1,199,737	$1,298,629

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2023	2022	2021
Net income including noncontrolling interest	$12,364	$453,183	$56,289
Other comprehensive income, net of tax
Foreign currency translation adjustment	(9,191)	1,307	14,190
Cumulative translation adjustment removal due to deconsolidation of the JV Company	—	(3,642)	—
Comprehensive income	3,173	450,848	70,479
Less: Noncontrolling interest	—	(1,080)	4,921
Comprehensive income attributable to Alpha and Omega Semiconductor Limited	$3,173	$451,928	$65,558

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021
Revenue	$691,321	$777,552	$656,902
Cost of goods sold	491,785	508,996	452,359
Gross profit	199,536	268,556	204,543

Operating expenses:
Research and development	88,146	71,259	62,953
Selling, general and administrative	88,861	95,259	77,514
Total operating expenses	177,007	166,518	140,467
Operating income	22,529	102,038	64,076

Other income (loss), net	(1,730)	999	2,456
Interest expense, net	(1,087)	(3,920)	(6,308)
Gain on deconsolidation of the JV Company	—	399,093	—
Loss on changes of equity interest in the JV Company, net	—	(3,140)	—
Net income before income taxes	19,712	495,070	60,224
Income tax expense	5,937	39,258	3,935
Net income before loss from equity method investment	13,775	455,812	56,289
Equity method investment loss from equity investee	(1,411)	(2,629)	—
Net income	12,364	453,183	56,289
Net income (loss) attributable to noncontrolling interest	—	20	(1,827)
Net income attributable to Alpha and Omega Semiconductor Limited	$12,364	$453,163	$58,116

Net income per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$0.45	$16.93	$2.25
Diluted	$0.42	$16.07	$2.13

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income per share:
Basic	27,552	26,764	25,786
Diluted	29,528	28,203	27,272

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2020	—	$—	31,944	$64	(6,639)	$(66,184)	$246,103	$(5,127)	$118,833	$293,689	$138,199	$431,888
Exercise of common stock options and release of RSUs	—	—	857	1	—	—	1,698	—	—	1,699	—	1,699
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	14	120	—	—	(54)	66	—	66
Withholding tax on restricted stock units	—	—	(225)	—	—	—	(6,924)	—	—	(6,924)	—	(6,924)
Issuance of shares under Employee Stock Purchase Plan	—	—	399	1	—	—	3,326	—	—	3,327	—	3,327
Share-based compensation expense	—	—	—	—	—	—	12,190	—	—	12,190	—	12,190
Restricted stock units settlement in connection with service	—	—	—	—	—	—	3,600	—	—	3,600	—	3,600
Net income (loss) including noncontrolling interest	—	—	—	—	—	—	—	—	58,116	58,116	(1,827)	56,289
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,442	—	7,442	6,748	14,190
Balance, June 30, 2021	—	—	32,975	66	(6,625)	(66,064)	259,993	2,315	176,895	373,205	143,120	516,325
Exercise of common stock options and release of RSUs	—	—	652	1	—	—	897	—	—	898	—	898
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	64	—	—	(64)	—	—	—
Withholding tax on restricted stock units	—	—	(183)	—	—	—	(8,641)	—	—	(8,641)	—	(8,641)
Issuance of shares under Employee Stock Purchase Plan	—	—	544	1	—	—	5,244	—	—	5,245	—	5,245
Share-based compensation expense	—	—	—	—	—	—	31,058	—	—	31,058	—	31,058
Restricted stock units settlement in connection with service	—	—	—	—	—	—	400	—	—	400	—	400
Net income (loss) including noncontrolling interest through December 1, 2021	—	—	—	—	—	—	—	—	453,163	453,163	20	453,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	558	—	558	749	1,307
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, June 30, 2022	—	—	33,988	68	(6,617)	(66,000)	288,951	1,080	629,994	854,093	—	854,093
Exercise of common stock options and release of RSUs	—	—	715	1	—	—	550	—	—	551	—	551
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	67	—	—	(67)	—	—	—
Withholding tax on restricted stock units	—	—	(242)	—	—	—	(6,381)	—	—	(6,381)	—	(6,381)
Issuance of shares under Employee Stock Purchase Plan	—	—	350	1	—	—	8,426	—	—	8,427	—	8,427
Repurchase of common shares under share repurchase program			—	—	(548)	(13,432)	—	—	—	(13,432)	—	(13,432)
Share-based compensation expense	—	—	—	—	—	—	37,488	—	—	37,488	—	37,488
Net income	—	—	—	—	—	—	—	—	12,364	12,364	—	12,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9,191)	—	(9,191)	—	(9,191)
Balance, June 30, 2023	—	$—	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919	$—	$883,919

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Cash flows from operating activities
Net income including noncontrolling interest	$12,364	$453,183	$56,289
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	—	(399,093)	—
Loss on changes of equity interest in the JV Company, net	—	3,140	—
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	—	29,973	—
Depreciation and amortization	43,207	42,851	52,685
Equity method investment loss from equity investee	1,411	2,629	—
Share-based compensation expense	37,488	31,324	15,324
Deferred income taxes, net	(1,418)	1,592	1,551
Loss on disposal of property and equipment	182	18	426
Changes in assets and liabilities:
Accounts receivable	43,262	(30,085)	(22,517)
Inventories	(25,207)	(57,416)	(18,765)
Other current and long-term assets	(18,695)	(9,408)	(5,843)
Payable related to equity investee, net	(17,038)	48,192	—
Accounts payable	(19,568)	23,755	(528)
Income taxes payable	1,957	(1,687)	1,660
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	—	3,490	—
Increase in deferred revenue	8,073	—	—
Accrued and other liabilities	(45,545)	76,407	48,462
Net cash provided by operating activities	20,473	218,865	128,744
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	—	26,347	—
Deconsolidation of cash and cash equivalents of the JV Company	—	(20,734)	—
Purchases of property and equipment	(110,428)	(138,014)	(72,700)
Proceeds from sale of property and equipment	167	135	42
Government grant related to equipment	631	1,444	119
Net cash used in investing activities	(109,630)	(130,822)	(72,539)
Cash flows from financing activities
Withholding tax on restricted stock units	(6,381)	(8,641)	(6,924)
Proceeds from exercise of stock options and ESPP	8,978	6,143	5,092
Payments for repurchase of common shares	(13,432)	—	—
Proceeds from borrowings	8,632	64,276	65,876
Repayments of borrowings	(26,598)	(35,748)	(66,584)
Principal payments on capital leases	(810)	(4,176)	(16,451)
Net cash provided by (used in) financing activities	(29,611)	21,854	(18,991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	(59)	4,895
Net increase (decrease) in cash, cash equivalents and restricted cash	(119,048)	109,838	42,109
Cash, cash equivalents and restricted cash at beginning of year	314,651	204,813	162,704
Cash, cash equivalents and restricted cash at end of year	$195,603	$314,651	$204,813

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,711	$3,404	$5,641
Cash paid for income taxes	$1,537	$5,768	$970

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$12,715	$62,165	$20,204
Reissuance of treasury stock	$67	$64	$120

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$195,188	$314,352	$202,412
Restricted cash	415	299	233
Restricted cash - long-term	—	—	2,168
Total cash, cash equivalents, and restricted cash	$195,603	$314,651	$204,813

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
Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022.
Certain Significant Risks and Uncertainties Related to Outbreak of Coronavirus Disease 2019 (“COVID-19”)

During the first half of calendar year 2022, the Company's operations were negatively impacted by China’s zero-Covid policy that resulted in factory shutdowns and supply chain shortages, including the temporary suspension of our factory operations in Shanghai from April to June 2022. In December 2022, the Chinese government issued new guidelines easing some of its strict zero-COVID policies, including the relaxation of testing requirements and travel restrictions. During the three months ended March 31, 2023, China and other parts of the world in which we conduct our business have ended pandemic restriction and have largely returned to normal. In general, our business operations are no longer affected by the COVID-19 pandemic.
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: the macroeconomic condition and cyclical nature of the semiconductor industry; the timing and success of new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the inability to attract and retain qualified employees, lack of control to the JV Company and ultimately to sustain profitable operations, risks associated with doing business in China, and ability to diversify products and develop digital business; the general state of the U.S., China and world economies; the loss of any of its larger customers; restrictions on the

Company’s ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for our products; inability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; successful and timely completion of product design efforts; and new product design introductions by competitors. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.

The Company's revenue is limited by its ability to utilize wafer production and packaging and testing capacity from its in-house facilities and obtain adequate wafer supplies from third-party foundries. The Company entered into an agreement with the JV Company pursuant to which the JV Company agrees to provide the Company with a guaranteed supply of a fixed number of wafers until December 2023. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 9.6%, 10.3% and 11.5% of the wafers used in the Company's products for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon Fab as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.
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

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2023 and 2022, the amount of restricted cash was $0.4 million and $0.3 million, respectively.
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
Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Building and building improvements	20 years
Manufacturing machinery and equipment	7 to 10 years
Equipment and tooling	3 to 5 years
Computer hardware and software	3 to 5 years
Office furniture and equipment	3 to 5 years
Leasehold improvements	2 to 15 years
Vehicle	5 years

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
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2023, the Company reduced property, plant and equipment by $0.6 million and operating expenses by $0.1 million. During the fiscal year ended June 30, 2022, the Company reduced interest expense by $0.9 million, property, plant and equipment by $1.4 million, and operating expenses by $0.2 million. During the fiscal year ended June 30, 2021, the Company reduced interest expenses by $3.0 million, property, plant and equipment by $0.1 million, and operating expenses by $3.7 million.

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

There was no impairment of long-lived assets for fiscal years 2023, 2022 and 2021.

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

License and Development Services Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to the Company in March 2023 and July 2023, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when the Company performs the engineering and development services. The Company uses the input method to measure progression, representing a faithful depiction of the transfer of services. During the fiscal year ended June 30, 2023, the Company recorded $9.9 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or research and experimentation tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. The Company considers all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. The Company considers evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. The Company has concluded that it should report a full valuation allowance on its state research and development (R&D) tax credit carryforwards as the Company annually generates more state R&D tax credits than it could use based on its forecasts.

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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.5 million, $0.2 million and $0.4 million in the fiscal years ended June 30, 2023, 2022, and 2021, respectively.
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

Recent Accounting Pronouncements
Recently Issued Accounting Standards not yet adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in ASU 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
Recently Adopted Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605. The adoption of ASU 2021-10 in the fiscal year ended June 30, 2023 on a prospective basis had no impact on the Company's Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The adoption of ASU 2020-06 had no impact on the Company's Consolidated Financial Statements.

2. Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement (“STA”) with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of the JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company and has determined that the JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date. In connection with the deconsolidation and in accordance with ASC 810, the Company recorded a gain on deconsolidation of $399.1 million during the fiscal year ended June 30, 2022 in the Condensed Consolidated Statements of Income. The gain on deconsolidation of the JV Company was calculated as follows:

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

The net loss associated with these sales of JV Company equity interest held by the Company were recorded in the fiscal year ended June 30, 2022 as follows:

(in thousands)
Gain on 1.1% equity interest sold	$475
Loss on diluted equity interest from issuance of shares under the employee equity incentive plan	(8,116)
Gain on 7.82% equity interest sol	4,501

Loss on changes on equity interest of the JV Company, net	$(3,140)

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the fiscal year ended June 30, 2023 and 2022, the Company recorded $1.4 million and $2.6 million of its equity in loss of the JV Company, respectively, using lag reporting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

Summarized Financial Information

The following table presents summarized financial information for the JV Company as of and for the period from April 1, 2022 through March 31, 2023 and December 2, 2021 through March 31, 2022, using lag reporting (in thousands):

	As of March 31, 2023	As of March 31, 2022
Current assets	$122,324	$198,323
Non-current assets	$333,165	$364,777
Current liabilities	$122,340	$251,988
Non-current liabilities	$36,525	$76,207

	For the period of April 1, 2022 to March 31, 2023	For the period of December 2, 2021 to March 31, 2022
Revenue	$178,974	$68,972
Gross loss (income)	$(4,502)	$870
Operating expenses	$5,939	$2,280
Net loss	$4,906	$6,197

3. Related Party Transactions

As of June 30, 2023, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of June 30, 2023 and 2022, AOS recorded the net amount of $12.0 million and $29.0 million, respectively, as a payable related to equity investee, net, on the Consolidated Balance Sheet. Since the December 2, 2021 deconsolidation of the JV Company and through the fiscal year ended June 30, 2022, the Company purchased finished goods and services of $117.6 million from the JV Company and AOS provided the JV Company with $36.4 million of 8-inch wafers. The purchases by AOS for the fiscal year ended June 30, 2023 were $127.8 million and the sales by AOS for the fiscal year ended June 30, 2023 were $35.6 million.

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
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Year Ended June 30,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income attributable to Alpha and Omega Semiconductor Limited	$12,364	$453,163	$58,116

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	27,552	26,764	25,786

Diluted:
Weighted average number of common shares used to compute basic net income per share	27,552	26,764	25,786
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	1,976	1,439	1,486
Weighted average number of common shares used to compute diluted net income per share	29,528	28,203	27,272

Net income per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$0.45	$16.93	$2.25
Diluted	$0.42	$16.07	$2.13
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Employee stock options and RSUs	310	277	193
ESPP	309	21	71
Total potential dilutive securities	619	298	264

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2023	2022	2021
Customer A	21.6%	24.6%	28.7%
Customer B	35.6%	39.7%	35.4%
Customer D	14.0%	*	*

	June 30,
Percentage of accounts receivable	2023	2022
Customer A	15.3%	24.6%
Customer B	17.6%	36.4%
Customer C	13.3%	*
Customer D	30.9%	12.0%
* Less than 10%

6. Balance Sheet Components
Accounts receivable, net

	June 30,
	2023	2022
	(in thousands)
Accounts receivable	$62,426	$84,442
Less: Allowance for price adjustments	(39,976)	(18,731)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$22,420	$65,681
Inventories

	June 30,
	2023	2022
	(in thousands)
Raw materials	$86,620	$67,960
Work in-process	69,426	80,720
Finished goods	27,201	9,360
	$183,247	$158,040

Other current assets

	June 30,
	2023	2022
	(in thousands)
VAT receivable	$275	$737
Other prepaid expenses	3,863	3,954
Prepaid insurance	4,162	2,590
Prepaid maintenance	1,697	826
Prepayments to supplier	10,689	257
Prepaid income tax	707	2,086
Interest receivable	135	25
Other receivables	1,138	745
	$22,666	$11,220

Property, plant and equipment, net

	June 30,
	2023	2022
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	26,478	16,691
Manufacturing machinery and equipment	398,757	287,574
Equipment and tooling	32,737	28,052
Computer equipment and software	49,890	46,758
Office furniture and equipment	3,087	2,820
Leasehold improvements	38,787	35,254
	554,613	422,026
Less: accumulated depreciation	(272,503)	(233,340)
	282,110	188,686
Equipment and construction in progress	75,721	129,980
Property, plant and equipment, net	$357,831	$318,666
Total depreciation expense was $40.4 million, $39.9 million and $49.3 million for fiscal year 2023, 2022 and 2021, respectively.
The Company capitalized $0.5 million, $0.3 million and $0.3 million of software development costs during the fiscal year 2023, 2022 and 2021, respectively. Amortization of capitalized software development costs was $0.4 million in fiscal year 2023, $0.4 million in fiscal year 2022 and $0.5 million in fiscal year 2021. Unamortized capitalized software development costs in each of the periods presented at June 30, 2023 and 2022 were $0.9 million and $0.8 million, respectively.
Other long-term assets

	June 30,
	2023	2022
	(in thousands)
Prepayments for property and equipment	$1,717	$6,890
Investment in privately held companies	100	100
Customs deposit	931	1,708
Deposit with supplier	12,290	6,396
Other long-term deposits	37	18
Office leases deposits	1,274	1,012
Other	3,354	1,553
	$19,703	$17,677

Intangible assets, net

	June 30,
	2023	2022
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(12,959)	(9,674)
	6,496	9,781
Goodwill	269	269
Intangible assets, net	$6,765	$10,050

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronices International N.V. Amortization expense for intangible assets was $3.3 million, $3.4 million and $3.4 million for the years ended June 30, 2023, 2022 and 2021, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. Customer relationships are fully amortized.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2024	$3,249
2025	3,247
$6,496

Accrued liabilities

	June 30,
	2023	2022
	(in thousands)
Accrued compensation and benefits	$15,627	$34,681
Warranty accrual	1,674	2,650
Stock rotation accrual	5,588	4,798
Accrued professional fees	2,458	2,659
Accrued inventory	1,597	2,491
Accrued facilities related expenses	2,327	2,421
Accrued property, plant and equipment	6,402	20,485
Other accrued expenses	4,401	5,159
Customer deposit	38,082	40,578
ESPP payable	1,377	971
	$79,533	$116,893
Short-term customer deposits are payments received from customers for securing future product shipments. As of June 30, 2023, $13.5 million were from Customer A and $9.2 million were from Customer B, and $15.4 million were from other customers. As of June 30, 2022, $12.5 million were from Customer A and $16.2 million were from Customer B, and $11.9 million were from other customers.
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Beginning balance	$2,650	$2,795	$709
Addition	3,666	1,127	2,443
Utilization	(4,642)	(1,272)	(357)
Ending balance	$1,674	$2,650	$2,795
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Beginning balance	$4,798	$3,917	$3,358
Addition	13,950	5,817	4,742
Utilization	(13,160)	(4,936)	(4,183)
Ending balance	$5,588	$4,798	$3,917

Other long-term liabilities

	June 30,
	2023	2022
	(in thousands)
Customer deposits	$46,393	$70,301
Computer software liabilities	4,644	8,302
Other long-term liabilities	$51,037	$78,603
    Customer deposits are payments received from customers for securing future product shipments. As of June 30, 2023, $21.0 million were from Customer A and $11.7 million were from Customer B, and $13.7 million were from other customers. As of June 30, 2022, $34.5 million were from Customer A and $21.9 million were from Customer B and $13.9 million were from other customers.

7. Bank Borrowing

Short-term bank borrowing

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of June 30, 2023, there was no outstanding balance for this loan.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022 with a maturity date of September 30, 2023. As of June 30, 2023, there was no outstanding balance.

In October 2019, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. This line of credit matured on February 14, 2021 and was based on the China Base Rate multiplied by 1.05, or 4.99% on October 31, 2019. The purpose of the credit facility is to provide short-term borrowings. The Company could borrow up to approximately RMB 60.0 million or $8.5 million based on the currency exchange rate between the RMB and the U.S. Dollar on October 31, 2019. In September 2021, this line of credit was renewed with maximum borrowings up to RMB 140.0 million with the same terms and a maturity date of September 18, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 11.0 million, or $1.6 million, at an interest rate of 3.85% per annum, with principal due on November 18, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

On November 16, 2018, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide short-term borrowings. The Company could borrow up to approximately RMB 72.0 million or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on November 16, 2018. The RMB 72.0 million consists of RMB 27.0 million for trade borrowings with a maturity date of December 31, 2021, and RMB 45.0 million for working capital borrowings or trade borrowings with a maturity date of September 13, 2022. During the three months ended December 31, 2021, the Company borrowed RMB 5.0 million, or $0.8 million, at an interest rate of 3.7% per annum, with principal due on September 12, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month

London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2023. As of June 30, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $15.2 million as of June 30, 2023. As of June 30, 2023, the outstanding balance of this debt financing was $11.9 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 years term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $38.3 million.

On May 1, 2018, Jireh entered into a loan agreement with the Bank that provided a term loan in an amount of $17.8 million. The obligation under the loan agreement is secured by certain real estate assets of Jireh and guaranteed by the Company.  The loan has a five-year term and matures on June 1, 2023. Jireh made consecutive monthly payments of principal and interest to the Bank. The outstanding principal shall accrue interest at a fixed rate of 5.04% per annum on the basis of a 360-day year. The loan agreement contains customary restrictive covenants and includes certain financial covenants that require the Company to maintain, on a consolidated basis, specified financial ratios. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021 discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company paid this loan in full on May 1, 2023. As of June 30, 2023, there was no outstanding balance and this loan was expired.

On August 15, 2017, Jireh entered into a credit agreement with the Bank that provided a term loan in an amount up to $30.0 million for the purpose of purchasing certain equipment for the fabrication facility located in Oregon.  The obligation under the credit agreement was secured by substantially all assets of Jireh and guaranteed by the Company.  The credit agreement had a five-year term and matured on August 15, 2022. In January 2018 and July 2018, Jireh drew down on the loan in the amount of $13.2 million and $16.7 million, respectively.  Beginning in October 2018, Jireh was required to pay to the Bank on each payment date, the outstanding principal amount of the loan in monthly installments.  The loan accrued interest based on an adjusted LIBOR as defined in the credit agreement, plus specified applicable margin in the range of 1.75% to 2.25%, based on the outstanding balance of the loan.  The credit agreement contained customary restrictive covenants and included certain financial covenants that required the Company to maintain, on a consolidated basis, specified financial ratios and fixed charge coverage ratio. In August 2021, Jireh signed an amendment of this loan with the Bank to modify the financial covenants requirement to align with the new term loan agreement entered into on August 18, 2021, discussed above. The amendment was accounted for as a debt modification and no gain or loss was recognized. The loan was fully paid off in September, 2022. As of June 30, 2023, there was no outstanding balance and this loan was expired.

At June 30, 2023, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2024	$11,472
2025	11,664
2026	11,871
2027	14,344
2028	536
Total principal of debt	49,887
Less: debt issuance costs	(93)
Total principal of debt, less debt issuance costs	$49,794

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,472	$38,415	$49,887
Less: debt issuance costs	(38)	(55)	(93)
Total debt, less debt issuance costs	$11,434	$38,360	$49,794

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
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Operating leases:
Fixed rent expense	$5,779	$6,262
Variable rent expense	1,014	946
Finance lease:
Amortization of equipment	522	908
Interest	306	976
Short-term leases:
Short-term lease expenses	400	205
Total lease expenses	$8,021	$9,297

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2023	June 30, 2022
Operating Leases:
ROU assets associated with operating leases	$24,349	$23,674
Finance Lease:
Property, plant and equipment, gross	$5,133	$4,831
Accumulated depreciation	(657)	(136)
Property, plant and equipment, net	$4,476	$4,695

Weighted average remaining lease term (in years)
Operating leases	6.57	7.42
Finance lease	4.25	5.00

Weighted average discount rate
Operating leases	4.67%	4.27%
Finance lease	7.51%	4.76%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,945	$6,480
Operating cash flows from finance lease	$306	$976
Financing cash flows from finance lease	$810	$4,176

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,579	$5,852

Future minimum lease payments are as follows as of June 30, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$5,452	$1,144
2025	4,623	1,144
2026	3,807	1,144
2027	3,647	1,145
2028	3,317	191
Thereafter	8,303	—
Total minimum lease payments	29,149	4,768
Less amount representing interest	(4,222)	(685)
Total lease liabilities	$24,927	$4,083

9. Shareholders' Equity
Common Shares

The Company's Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2023.

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
During fiscal year 2023, the Company repurchased an aggregate of 548,132 shares, from the open market for a total cost of approximately $13.4 million, excluding fees and related expenses, at an average price of $24.51 per share. During fiscal year 2022 and 2021, the Company did not repurchase any shares pursuant to the repurchase program.
As of June 30, 2023, the Company had repurchased an aggregate of 7,332,780 shares for a total cost of $81.1 million, at an average price of $11.01 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 7,332,780 repurchased shares, 175,599 shares with a weighted average repurchase price of $9.97 per share, were reissued at an average price of $4.76 per share for option exercises and vested restricted stock units (“RSU”). As of June 30, 2023, there was none remaining available under the share repurchase program.

10. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the “2018 Plan”) was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization Therefore, the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. At the annual general meeting of shareholders in November 2021 and 2022, the 2018 Plan was approved to increase by 1,000,000 and 740,000 shares, respectively, to a total of 3,805,000 shares. As of June 30, 2023, 611,994 shares were available for grant under the 2018 Plan.
Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units covering that number of common shares determined by dividing one hundred thirty-five thousand dollars ($135,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date, up to a maximum of 10,000 shares.

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

Time-based Restricted Stock Units (“TRSU”)

The following table summarizes the Company's TRSU activities:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2020	932,138	$11.36	1.66	$10,141,661
Granted	722,873	$29.85
Vested	(567,087)	$15.70
Forfeited	(34,400)	$14.88
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	597,381	$45.83
Vested	(410,670)	$20.54
Forfeited	(70,626)	$26.79
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764
Granted	714,080	$27.70
Vested	(451,549)	$28.84
Forfeited	(47,075)	$33.40
Nonvested at June 30, 2023	1,385,065	$32.48	1.73	$45,430,132

Performance-based Restricted Stock Units (“PRSU”)

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded $5.2 million, $4.6 million and $2.3 million of expenses for these PRSUs during the years ended June 30, 2023, 2022 and 2021, respectively.

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

The following table summarizes the Company’s PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2020	342,775	$12.38	1.60	$3,729,392
Granted	165,500	$36.27
Vested	(148,211)	$14.24
Forfeited	(6,240)	$17.23
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Granted	194,000	$48.65
Vested	(151,199)	$19.44
Forfeited	(7,250)	$40.33
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763
Granted	264,214	$25.70
Vested	(116,132)	$30.54
Forfeited	(10,743)	$48.65
Nonvested at June 30, 2023	526,714	$32.19	1.78	$17,276,219

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to its certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSU with derived service periods of 4.1 to 7.1 years using a Monte-Carlo simulation model with the following assumptions: Risk-free interest rate of 1.0%, expected term of 3.1 years, expected volatility of 62.8% and dividend yield of 0%. The Company recorded approximately $1.9 million and $4.5 million of expenses for these MSUs during the fiscal year ended June 30, 2023 and 2022, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The modified MSUs were valued immediately before and after the modification, using Monte-Carlo simulation pricing model. The Monte-Carlo simulation pricing model applied the following assumptions for pre-modification conditions: risk-free interest rate of 0.13%, expected term of 1.3 years, expected volatility of 66.7% and dividend yield of 0%; and for post-modification conditions: risk-free interest rate of 0.14%, expected term of 2.3 years, expected volatility of 59.1% and dividend yield of 0%. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $3.9 million, $1.6 million and $1.2 million of expense for these MSUs during the years ended June 30, 2023, 2022 and 2021, respectively.

The following table summarizes the Company’s MSUs activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2020	1,290,000	$5.17	3.88	$14,035,200
Forfeited	(50,000)	$5.17
Nonvested at June 30, 2021	1,240,000	$5.17	3.84	$37,683,600
Granted	1,022,000	$48.44
Forfeited	(56,000)	$9.81
Nonvested at June 30, 2022	2,206,000	$25.10	3.83	$73,548,040
Vested	(90,000)	$5.17
Forfeited	(8,000)	$48.44
Nonvested at June 30, 2023	2,108,000	$25.86	2.96	$69,142,400
Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2020	643,978	$8.79	2.89
Granted	—	$—
Exercised	(156,103)	$11.31		$1,272,291
Canceled or forfeited	—	$—
Outstanding at June 30, 2021	487,875	$7.99	2.32
Granted	—	$—
Exercised	(98,000)	$9.15		$3,936,675
Canceled or forfeited	—	$—
Outstanding at June 30, 2022	389,875	$7.70	1.53
Granted	—	$—
Exercised	(65,500)	$8.42		$1,442,646
Canceled or forfeited	(5,000)	$9.19
Outstanding at June 30, 2023	319,375	$7.53	0.72	$8,071,631
Options vested and expected to vest	319,375	$7.53	0.72	$8,071,631
Exercisable at June 30, 2023	319,375	$7.53	0.72	$8,071,631

The aggregate intrinsic value for options outstanding at June 30, 2023 in the table above is based on the Company’s common stock closing price on June 30, 2023.
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
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2023	2022	2021
Volatility rate	64.0% - 70.5%	66.4% - 69.9%	63.1% - 68.5%
Risk-free interest rate	4.5% - 4.6%	0.3% - 2.1%	0.1% - 0.2%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2023, 2022 and 2021 was $11.46, $16.48 and $11.11 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Cost of goods sold	$5,851	$5,125	$1,756
Research and development	9,437	7,049	5,352
Selling, general and administrative	22,200	19,150	8,216

	$37,488	$31,324	$15,324
Total unrecognized share-based compensation expense as of June 30, 2023 was $56.1 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years.

11. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. Effective from April 1,

2022, the Company begins to match 50% of employee contribution up to 4% of eligible compensation for a 2% maximum match. During the fiscal year ended June 30, 2023 and 2022, the Company made employer match contributions of $1.0 million and $0.3 million, respectively.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 15.0% to 16.0% in China, 6.0% in Taiwan, and 12.0% in India. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

12. Income Taxes
    The provision for income taxes is comprised of:

	Year Ended June 30,
	2023	2022	2021
		(in thousands)
U.S. federal taxes:
Current	$1,093	$645	$31
Deferred	549	2,260	1,955
Non-U.S. taxes:
Current	4,620	7,749	2,344
Deferred	(404)	28,599	(396)
State taxes, net of federal benefit:
Current	79	5	1
Total provision for income taxes	$5,937	$39,258	$3,935
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2023	2022	2021
United States statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	0.2	0.0	0.1
Foreign taxes, net	13.5	(14.3)	(14.4)
Outside basis difference on equity method investment	(1.0)	1.2	—
Tax credits	(13.3)	(0.3)	(2.4)
Non-deductible expenses	1.5	—	2.4
Tax exempt income	(1.5)	—	—
Withholding taxes	9.0	—	—
Non-deductible executive compensation	7.3	0.5	—
Foreign derived intangible income deduction	(7.2)	(0.3)	—
Other	0.6	0.1	(0.2)
	30.1%	7.9%	6.5%
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2023	2022	2021
		(in thousands)
U.S. operations	$19,001	$16,684	$9,622
Non-U.S. operations	711	478,386	50,602
Net income before income taxes	$19,712	$495,070	$60,224

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,218	$5,742
Net operating loss carryforwards	18	61
Depreciation	5,360	4,365
Tax credits	15,180	15,079
Operating lease liabilities	4,567	5,807
Capitalized R&D costs	1,116	—
Accruals and reserves	558	643
Total deferred tax assets	29,017	31,697
Valuation allowance	(6,686)	(5,755)
Total deferred tax assets, net of valuation allowance	22,331	25,942
Deferred tax liabilities:
Depreciation and amortization	(16,899)	(18,909)
Right of use assets	(4,315)	(5,579)
Investments	(27,864)	(29,619)
Total deferred tax liabilities	(49,078)	(54,107)
Net deferred tax liabilities	$(26,747)	$(28,165)
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2023	2022
	(in thousands)
Long-term deferred tax assets	$536	$592
Long-term deferred tax liabilities	(27,283)	(28,757)
Net deferred tax liabilities	$(26,747)	$(28,165)

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $6.7 million and $5.8 million as of June 30, 2023 and 2022, respectively. The change in valuation allowance for June 30, 2023 and 2022 was an increase of $0.9 million and a decrease of $35.7 million, respectively.

At June 30, 2023 and 2022, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $6.7 million and $5.8 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward.

At June 30, 2021, the Company provided a valuation allowance mainly for the net operating loss, fixed asset and intangible asset related to deferred tax assets of the JV Company totaling $35.7 million. The valuation allowance related to the deferred tax assets of the JV Company was reduced to $0 at June 30, 2022 as a result of the deconsolidation of the JV Company in December 2021.

At June 30, 2023, the Company had federal research and development tax credit carryforwards of approximately $8.0 million. The federal tax credits begin to expire in 2039, if not utilized.  At June 30, 2023, the Company had state tax credit carryforwards of approximately $9.0 million, which carryforward indefinitely.

The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because it intends to reinvest such earnings indefinitely. However, we have recorded a deferred tax liability of $27.9 million at June 30, 2023 related to our investment in the JV Company. As of June 30, 2023, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $374.0 million. The determination of the unrecognized deferred tax liability on these earnings is not practicable. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2020 to June 30, 2023 is as follows:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Balance at beginning of year	$8,609	$7,645	$7,126
Additions based on tax positions related to the current year	804	1,121	677
Reductions based on tax positions related to prior years	(68)	(40)	(41)
Reductions due to lapse of applicable statute of limitations	(10)	(117)	(117)

Balance at end of year	$9,335	$8,609	$7,645
At June 30, 2023, the total unrecognized tax benefits of $9.3 million included $6.8 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $2.5 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2023. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.
The total unrecognized tax benefits of $9.3 million at June 30, 2023 included $6.3 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately no reduction to its uncertain tax positions during the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2023 was $0.3 million, of which $0.1 million was recognized in the year ended June 30, 2023. The amount of interest and penalties accrued at June 30, 2022 was $0.2 million, of which $32 thousand was recognized in the year ended June 30, 2022.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2023 remain open to examination by U.S. federal and state tax authorities due to tax attribute carryovers. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

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

"U.S. Tax Cuts and Jobs Act", Enacted December 22, 2017

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

The Company is subject to U.S. research expense capitalization under IRC Section 174 and is eligible for the foreign derived intangible income (FDII) deductions under the 2017 U.S. Tax Cuts and Jobs Act. The IRC Section 174 research expense capitalization results in a timing difference which is amortizable over five years for domestic R&D expenditures and 15 years for foreign R&D expenditures. The FDII deduction results in a favorable permanent book-tax difference which is based on multiple factors including the amount of foreign sourced taxable income of U.S. corporations.

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

“The Inflation Reduction Act”, Enacted August 16, 2022

In August 2022 the United States enacted tax legislation through the Inflation Reduction Act (IRA). The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion. The CAMT is effective for tax years beginning after 31 December 2022. The CAMT is currently not applicable to the Company.

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through June 2023. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million.
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Hong Kong	$561,855	$630,238	$537,553
China	84,546	120,978	107,325
South Korea	9,168	11,802	5,497
United States	19,744	12,470	5,492
Other countries	16,008	2,064	1,035
	$691,321	$777,552	$656,902

	Year Ended June 30,
	2023	2022	2021
	(in thousands)
Power discrete	$458,795	$545,135	$482,718
Power IC	218,620	220,882	161,726
Packaging and testing services	3,979	11,535	12,458
License and development services	9,927	—	—
	$691,321	$777,552	$656,902
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2023	2022
	(in thousands)
China	$114,822	$105,326
United States	263,083	232,731
Other countries	4,275	4,283
	$382,180	$342,340

14. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's China subsidiaries are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2023 and 2022, such restricted portion amounted to approximately $93.2 million and $92.4 million, or 10.5% and 10.8%, of our total consolidated net assets attributable to the Company, respectively. As the Company's China subsidiaries are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its China subsidiaries for working capital and other funding purposes.

15. Commitments and Contingencies
Purchase commitments
As of June 30, 2023 and 2022, the Company had approximately $127.5 million and $89.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2023 and 2022, the Company had approximately $9.7 million, and $63.4 million, respectively, of commitments for the purchase of property and equipment.
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

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2023 and 2022.

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

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Valuation Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2020	$30	$30,092	$37,827
Additions	—	178,902	3,647
Reductions	—	(196,579)	—

June 30, 2021	$30	$12,415	$41,474
Additions	—	170,651	—
Reductions	—	(164,335)	(35,719)

June 30, 2022	$30	$18,731	$5,755
Additions	—	165,543	931
Reductions	—	(144,298)	—

June 30, 2023	$30	$39,976	$6,686

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.2*	Description of Securities of the Registrant
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
10.30††
Engineering, Procurement and Construction Contract dated January 10, 2017 between Chongqing Alpha and Omega Semiconductor Limited and The IT Electronics Eleventh Design & Research Institute Scientific and Technological Engineering Corporation Limited (the “EPC Contract”) (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.31††
Amendment No. 1 to EPC Contract effective as of January 10, 2017 (English Translation) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 4, 2017)

10.32††
Financing Lease Contract, dated May 9, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and Chongqing YinHai Financing Lease Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.38 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.33††
Real Estate Mortgage Contract, dated May 14, 2018, by and between Chongqing Alpha and Omega Semiconductor Limited and the Export-Import Bank of China (English Translation) (incorporated by reference to Exhibit 10.39 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2018)

10.34
Second Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.35
Third Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.36
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.37
Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on October 13, 2022)

10.38
Supplemental Agreement to Financing Lease Contract, dated as of June 28, 2020 between YinHai Leasing Company and China Import/Export Bank and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd. (English Translation) (incorporated by reference to Exhibit 10.44 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on September 2, 2020)

10.39
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.40
Supplemental Agreement to Financing Lease Contract, dated August 3, 2020 between YinHai Leasing Company and Chongqing Alpha and Omega Semiconductor Technology Co., Ltd (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.41
Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan-Plan Amendment (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on October 13, 2022)

10.45(+)
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
10.50
Equity Transfer Agreement of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2022)

10.51
The fourth Supplementary Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2022)

10.52
Fourth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.53
Fifth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.54†
Shareholders Contract of Chongqing Alpha and Omega Semiconductor Limited dated as of July 12, 2022 (incorporated by reference to Exhibit 10.54 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on September 20, 2022)

10.56	Executive Chairman Employment Agreement (Mike Chang) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)
10.57
Chief Executive Officer Employment Agreement (Stephen Chang) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)

16.1	Letter from BDO USA LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Commission on October 11, 2022)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm

23.2*	Consent of BDO USA, P.A., independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1*	Chongqing Alpha and Omega Semiconductor Limited Report of Independent Auditor
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 29, 2023

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ STEPHEN C. CHANG
Stephen C. Chang
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen C. Chang and Yifan Liang, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEPHEN C. CHANG	Chief Executive Officer and Director	August 29, 2023
Stephen C. Chang	(Principal Executive Officer)

/s/ MIKE F. CHANG	Executive Chairman and Chairman of the Board	August 29, 2023
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 29, 2023
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ LUCAS S. CHANG	Director	August 29, 2023
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	August 29, 2023
Claudia Chen

/s/ SO-YEON JEONG	Director	August 29, 2023
So-Yeon Jeong

/s/ HANQING (HELEN) LI	Director	August 29, 2023
Hanqing (Helen) Li

/s/ KING OWYANG	Director	August 29, 2023
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 29, 2023
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 29, 2023
Michael J. Salameh