Form 10-Q
period 2023-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2023-11-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2023: 27,784,521

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$193,576	$195,188
Restricted cash	206	415
Accounts receivable, net	34,403	22,420
Inventories	187,751	183,247
Other current assets	23,993	22,666
Total current assets	439,929	423,936
Property, plant and equipment, net	354,229	357,831
Operating lease right-of-use assets	26,582	24,349
Intangible assets, net	5,953	6,765
Equity method investment	357,878	366,617
Deferred income tax assets	518	536
Other long-term assets	21,278	19,703
Total assets	$1,206,367	$1,199,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,268	$50,775
Accrued liabilities	83,948	79,533
Payable related to equity investee, net	20,115	11,950
Income taxes payable	4,691	5,546
Short-term debt	11,483	11,434
Deferred revenue	9,181	8,073
Finance lease liabilities	884	867
Operating lease liabilities	4,977	4,383
Total current liabilities	187,547	172,561
Long-term debt	35,470	38,360
Income taxes payable - long-term	2,871	2,817
Deferred income tax liabilities	26,083	27,283
Finance lease liabilities - long-term	2,989	3,216
Operating lease liabilities - long-term	22,155	20,544
Other long-term liabilities	43,973	51,037
Total liabilities	321,088	315,818
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2023 and June 30, 2023	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 34,903 shares and 27,746 shares, respectively at September 30, 2023 and 34,811 shares and 27,654 shares, respectively at June 30, 2023	70	70
Treasury shares at cost: 7,157 shares at September 30, 2023 and 7,157 shares at June 30, 2023	(79,365)	(79,365)
Additional paid-in capital	330,015	329,034
Accumulated other comprehensive loss	(13,518)	(8,111)
Retained earnings	648,077	642,291
Total shareholders' equity	885,279	883,919
Total liabilities and shareholders' equity	$1,206,367	$1,199,737

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2023	2022
Revenue	$180,633	$208,476
Cost of goods sold	129,708	137,348
Gross profit	50,925	71,128
Operating expenses
Research and development	22,113	21,389
Selling, general and administrative	19,431	24,205
Total operating expenses	41,544	45,594
Operating income	9,381	25,534

Other income (loss), net	26	(16)
Interest income (expense), net	229	(608)
Net income before income taxes	9,636	24,910

Income tax expense	1,138	1,374
Net income before income (loss) from equity method investment	8,498	23,536
Equity method investment income (loss) from equity investee	(2,712)	2,502
Net income	$5,786	$26,038

Net income per common share
Basic	$0.21	$0.95
Diluted	$0.19	$0.88
Weighted average number of common shares used to compute net income per share
Basic	27,693	27,391
Diluted	29,786	29,423

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,
	2023	2022
Net income	$5,786	$26,038
Other comprehensive income, net of tax
Foreign currency translation adjustment	(5,407)	(4,907)
Comprehensive income	$379	$21,131
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
Balance, June 30, 2022	$68	$(66,000)	$288,951	$1,080	$629,994	$854,093
Exercise of common stock options and release of restricted stock units	—	—	19	—	—	19
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	4	—	—	(4)	—
Withholding tax on restricted stock units	—	—	(370)	—	—	(370)
Share-based compensation	—	—	10,596	—	—	10,596
Net income	—	—	—	—	26,038	26,038
Foreign currency translation adjustment, net of tax	—	—	—	(4,907)	—	(4,907)
Balance, September 30, 2022	$68	$(65,996)	$299,196	$(3,827)	$656,028	$885,469

	Common Shares	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
Balance, June 30, 2023	$70	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	—	—	446	—	—	446
Withholding tax on restricted stock units	—	—	(383)	—	—	(383)
Share-based compensation	—	—	918	—	—	918
Net income	—	—	—	—	5,786	5,786
Foreign currency translation adjustment, net of tax	—	—	—	(5,407)	—	(5,407)
Balance, September 30, 2023	$70	$(79,365)	$330,015	$(13,518)	$648,077	$885,279

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$5,786	$26,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,951	9,352
Loss (income) from equity investment	2,712	(2,502)
Share-based compensation expense	918	10,596
Deferred income taxes, net	(1,183)	(147)
Loss on disposal of property and equipment	6	398
Changes in operating assets and liabilities
Accounts receivable	(11,984)	9,912
Inventories	(4,504)	(6,907)
Other current and long-term assets	(1,302)	(519)
Accounts payable	3,068	(6,029)
Net payable, equity investee	8,164	(9,472)
Income taxes payable	(802)	471
Increase in deferred revenue	1,109	—
Accrued and other liabilities	(1,116)	5,484
Net cash provided by operating activities	13,823	36,675
Cash flows from investing activities
Purchases of property and equipment	(12,510)	(40,260)
Government grant related to equipment	—	286
Net cash used in investing activities	(12,510)	(39,974)
Cash flows from financing activities
Withholding tax on restricted stock units	(383)	(370)
Proceeds from exercise of stock options and release of restricted stock	446	19
Proceeds from borrowings	—	8,632
Repayments of borrowings	(2,851)	(2,618)
Principal payments on finance leases	(211)	(201)
Net cash provided by (used in) financing activities	(2,999)	5,462
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(135)	(417)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,821)	1,746
Cash, cash equivalents and restricted cash at beginning of period	195,603	314,651
Cash, cash equivalents and restricted cash at end of period	$193,782	$316,397

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,560	$19,360

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$193,576	$316,119
Restricted cash	206	278
Total cash, cash equivalents, and restricted cash	$193,782	$316,397
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or any other interim period. The consolidated balance sheet at June 30, 2023 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). Prior to December 1, 2021, the JV Company was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of September 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary Silicon Carbide (SiC) technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to the Company in March 2023 and July 2023, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which the Company performs the engineering and development services. The Company uses the input method to measure progression, representing a faithful depiction of the transfer of services. During the three months ended September 30, 2023, the Company recorded $5.6 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. As of September 30, 2023, the Company had recorded $15.6 million of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
license and development revenue. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023 and June 30, 2023, the amount of restricted cash was $0.2 million and $0.4 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 1, 2021, the Company reduced its equity interest in the JV Company and no longer controls of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements, if applicable.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three months ended September 30, 2022, the Company reduced property, plant and equipment by $0.3 million. During the three months ended September 30, 2023, the Company did not receive any grants.

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

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards not yet adopted

None.

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

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three months ended September 30, 2023 and 2022, the Company recorded a $2.7 million loss and $2.5 million income of its equity share of the JV Company, respectively, using lag reporting. As of September 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of September 30, 2023, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of September 30, 2023, AOS recorded the net amount of $20.1 million presented as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three months ended September 30, 2023 and 2022 were $29.8 million and $46.1 million, respectively, and the sales by AOS for the three months ended September 30, 2023 and 2022 were $0.8 million and $16.6 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income Per Common Share
The following table presents the calculation of basic and diluted net income per share attributable to common shareholders:

	Three Months Ended September 30,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$5,786	$26,038

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income per share	27,693	27,391
Diluted:
Weighted average number of common shares used to compute basic net income per share	27,693	27,391
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	2,093	2,032
Weighted average number of common shares used to compute diluted net income per share	29,786	29,423
Net income per share:
Basic	$0.21	$0.95
Diluted	$0.19	$0.88
The following potential dilutive securities were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Employee stock options and RSUs	63	605
ESPP	170	223
Total potential dilutive securities	233	828

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2023	2022
Customer A	23.9%	24.0%
Customer B	46.6%	38.6%
Customer D	*	11.2%

	September 30, 2023	June 30, 2023
Percentage of accounts receivable
Customer A	19.3%	15.3%
Customer B	45.2%	17.6%
Customer C	11.2%	13.3%
Customer D	*	30.9%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	September 30, 2023	June 30, 2023
	(in thousands)
Accounts receivable	$73,266	$62,426
Less: Allowance for price adjustments	(38,833)	(39,976)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$34,403	$22,420

Inventories:

	September 30, 2023	June 30, 2023
	(in thousands)
Raw materials	$89,899	$86,620
Work-in-process	72,575	69,426
Finished goods	25,277	27,201
	$187,751	$183,247

Other current assets:

	September 30, 2023	June 30, 2023
	(in thousands)
Value-added tax receivable	$459	$275
Other prepaid expenses	4,161	3,863
Prepaid insurance	3,898	4,162
Prepaid maintenance	1,847	1,697
Prepayment to supplier	10,747	10,689
Prepaid income tax	906	707
Interest receivable	374	135
Other receivables	1,601	1,138
	$23,993	$22,666

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2023	June 30, 2023
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	26,834	26,478
Manufacturing machinery and equipment	404,548	398,757
Equipment and tooling	33,774	32,737
Computer equipment and software	50,748	49,890
Office furniture and equipment	3,080	3,087
Leasehold improvements	39,875	38,787
	563,736	554,613
Less: accumulated depreciation	(284,069)	(272,503)
	279,667	282,110
Equipment and construction in progress	74,562	75,721
Property, plant and equipment, net	$354,229	$357,831

Intangible assets, net:

	September 30, 2023	June 30, 2023
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(13,771)	(12,959)
	5,684	6,496
Goodwill	269	269
Intangible assets, net	$5,953	$6,765

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2024 (Remaining)	$2,437
2025	3,247
$5,684

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	September 30, 2023	June 30, 2023
	(in thousands)
Prepayments for property and equipment	$3,274	$1,717
Investment in a privately held company	100	100
Customs deposit	995	931
Deposit with supplier	12,191	12,290
Other long-term deposits	37	37
Office leases deposits	1,391	1,274
Other	3,290	3,354
	$21,278	$19,703
Accrued liabilities:

	September 30, 2023	June 30, 2023
	(in thousands)
Accrued compensation and benefits	$20,159	$15,627
Warranty accrual	2,006	1,674
Stock rotation accrual	5,595	5,588
Accrued professional fees	2,398	2,458
Accrued inventory	1,536	1,597
Accrued facilities related expenses	2,261	2,327
Accrued property, plant and equipment	6,767	6,402
Other accrued expenses	4,176	4,401
Customer deposits	35,646	38,082
ESPP payable	3,404	1,377
	$83,948	$79,533
Short-term customer deposits are payments received from customers for securing future product shipments. As of September 30, 2023, $12.5 million were from Customer A and $9.2 million were from Customer B, and $14.0 million were from other customers. As of June 30, 2023, $13.5 million were from Customer A and $9.2 million were from Customer B, and $15.4 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$1,674	$2,650
Additions	497	205
Utilization	(165)	(27)
Ending balance	$2,006	$2,828

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$5,588	$4,798
Additions	3,008	3,677
Utilization	(3,001)	(3,765)
Ending balance	$5,595	$4,710
Other long-term liabilities:

	September 30, 2023	June 30, 2023
	(in thousands)
Customer deposits	$40,393	$46,393
Computer software liabilities	3,580	4,644
Other long-term liabilities	$43,973	$51,037

Customer deposits are payments received from customers for securing future product shipments. As of September 30, 2023, $17.0 million were from Customer A and $10.7 million were from Customer B, and $12.7 million were from other customers. As of June 30, 2023, $21.0 million were from Customer A and $11.7 million were from Customer B, and $13.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of September 30, 2023, there was no outstanding balance for this loan.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of September 30, 2023, there was no outstanding balance for this loan.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022, with a maturity date of September 30, 2023. As of September 30, 2023, there was no outstanding balance and this loan expired.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2023, the Borrower was in compliance with these covenants. As of September 30, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $14.8 million as of September 30, 2023. As of September 30, 2023, the outstanding balance of this debt financing was $11.0 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $36.0 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2024 (Remaining)			$8,621
2025			11,664
2026			11,871
2027			14,344
2028			536
Total principal			47,036
Less: debt issuance costs			(83)
Total principal, less debt issuance costs			$46,953

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,518	$35,518	$47,036
Less: debt issuance costs	(35)	(48)	(83)
Total debt, less debt issuance costs	$11,483	$35,470	$46,953

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
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Operating leases:
Fixed rent expense	$2,437	$1,413
Variable rent expense	252	237
Finance lease:
Amortization of equipment	128	137
Interest	75	57
Short-term leases
Short-term lease expenses	40	80
Total lease expenses	$2,932	$1,924

Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2023	June 30, 2023
Operating Leases:
ROU assets associated with operating leases	$26,582	$24,349
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(786)	(657)
Property, plant and equipment, net	$4,347	$4,476

Weighted average remaining lease term (in years)
Operating leases	6.02	6.57
Finance lease	4.00	4.25

Weighted average discount rate
Operating leases	4.92%	4.67%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,590	$1,487
Operating cash flows from finance lease	$75	$57
Financing cash flows from finance lease	$211	$201

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,588	$1,924

Future minimum lease payments are as follows as of September 30, 2023 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2024	$4,698	$858
2025	5,797	1,144
2026	4,959	1,144
2027	4,073	1,145
2028	3,684	191
Thereafter	8,297	—
Total minimum lease payments	31,508	4,482
Less amount representing interest	(4,376)	(609)
Total lease liabilities	$27,132	$3,873

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

As of September 30, 2023, the Company had repurchased an aggregate of 7,332,780 shares for a total cost of $81.1 million, at an average price of $11.01 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 7,332,780 repurchased shares, 175,599 shares with a weighted average repurchase price of $9.97 per share, were reissued at an average price of $4.76 per share pursuant to option exercises and vested restricted share units (“RSU”). As of September 30, 2023, no remaining amount was available under the share repurchase program, which has been terminated.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the three months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	1,385,065	$32.48	1.73	$45,430,132
Granted	76,800	$32.79
Vested	(44,655)	$31.18
Forfeited	(14,501)	$33.55
Nonvested at September 30, 2023	1,402,709	$32.53	1.57	$41,856,837

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period January 1, 2025, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 4.94%, expected term of 2.28 years, expected volatility of 61.38% and dividend yield of 0%. The Company recognizes the total compensation cost of the modified MSUs beginning on the modification date over the remaining requisite service periods. During the three months ended September 30, 2023 and 2022, the Company recorded approximately negative $6.3 million due to a $6.4 million of reversal of the prior recognized expenses, and $2.0 million of expenses for MSUs, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.3 million and $0.6 million of expenses for MSUs during the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes the Company's MSUs activities for the three months ended September 30, 2023:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	2,108,000	$25.86	2.96	$69,142,400
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2023	2,108,000	$25.86	3.18	$62,902,720

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.4 million and $1.6 million of expense for these PRSUs during the three months ended September 30, 2023, and 2022 respectively.

The following table summarizes the Company’s PRSUs activities for the three months ended September 30, 2023:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	526,714	$32.19	1.78	$17,276,219
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2023	526,714	$32.19	1.52	$15,717,146
Stock Options
The Company did not grant any stock options during the three months ended September 30, 2023 and 2022. The following table summarizes the Company's stock option activities for the three months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2023	319,375	$7.53	0.72	$8,071,631
Exercised	(60,000)	$7.44		$1,342,961
Outstanding at September 30, 2023	259,375	$7.55	0.47	$5,782,281
Options vested and expected to vest	259,375	$7.55	0.47	$5,782,281
Exercisable at September 30, 2023	259,375	$7.55	0.47	$5,782,281

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2023
Volatility rate	64.0%
Risk-free interest rate	4.6%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Cost of goods sold	$212	$1,788
Research and development	6	2,494
Selling, general and administrative	700	6,314
	$918	$10,596

As of September 30, 2023, total unrecognized compensation cost under the Company's equity plans was $53.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

10. Income Taxes

The Company recognized income tax expense of approximately $1.1 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The income tax expense of $1.1 million for the three months ended September 30, 2023 included a $0.05 million discrete tax expense. The income tax expense of $1.4 million for the three months ended September 30, 2022 included a $0.07 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 31, 2023 and 2022 was $1.1 million and $1.3 million, respectively, and the effective tax rate for the three months ended September 31, 2023 and 2022 was 15.7% and 4.8%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2023, the gross amount of unrecognized tax benefits was approximately $9.4 million, of which $6.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Hong Kong	$141,206	$172,296
China	26,619	28,014
South Korea	5,311	2,897
United States	1,395	4,484
Other countries	6,102	785
	$180,633	$208,476

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Power discrete	$121,500	$144,573
Power IC	52,747	62,320
Packaging and testing services	745	1,583
License and development services	5,641	—
	$180,633	$208,476

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2023	June 30, 2023
	(in thousands)
China	$115,168	$114,822
United States	261,190	263,083
Other countries	4,453	4,275
	$380,811	$382,180

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2023 and June 30, 2023, the Company had approximately $107.9 million and $127.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of September 30, 2023 and June 30, 2023, the Company had approximately $13.9 million and $9.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
In December 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company is cooperating fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from DOJ in connection with the investigation. The Company has maintained an export control compliance program and has been committed to comply fully with all applicable laws and regulations.  In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019.  The Company is currently working with DOC to resolve this issue.  Given the case is in still ongoing and neither DOJ nor DOC has provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur.  Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter.  In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2023 and June 30, 2023.
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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on August 29, 2023.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,600 products, and has grown significantly with the introduction of over 60 new products in the fiscal year ended June 30, 2023, and over 130 and 160 new products in the fiscal years ended June 30, 2022 and 2021, respectively. During the three months ended September 30, 2023, we introduced an additional 23 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 923 patents and 53 patent applications in the United States as of September 30, 2023. We also have a total of 986 foreign patents, which were based primarily on our research and development efforts through September 30, 2023. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended September 30, 2023, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at both June 30, 2022 and September 30, 2023.

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

Other Factors affecting our Performance

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant changes in global and regional economic conditions could materially affect our revenue and results of operations. Since mid-2022, we have experienced an industry-wide decline of customer demand for semiconductor products, which resulted in inventory corrections and reduction of sales by our major customers that has negatively affected our recent financial performance. The prolonged and extended downturn in the semiconductor industry have a substantial impact on our operating results and financial conditions. A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs. Therefore, a substantial decline in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products.

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. For example, the recent global shortage of semiconductor manufacturing capacity has provided us with both challenges and opportunities in the market, and highlighted the importance of maintaining sufficient and independent in-house manufacturing capabilities to meet increasing customer demands. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. In addition, we enhanced the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding our factory facilities, which we expect will have a positive impact on our future new product development and revenue, particularly during the period of global shortage of capacity. We also rely substantially on the JV Company to provide foundry capacity to manufacture our products, therefore it is critical that we maintain continuous access to such capacity, which may not be available at sufficient level or at a pricing terms favorable to us because of lack of control over the JV Company’s operation. As a result of sales of our JV Company equity interests and issuance of additional equity interests by the JV Company to third-party investors in financing transactions, our equity interest in the JV Company was reduced to 42.2%, which resulted in the loss of control and reduced influence over the JV Company. We continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity. On July 12, 2022, we entered into an agreement with the JV Company, pursuant to which the JV Company agrees to provide us with a monthly wafer production capacity guarantee, subject to future increase when the JV Company’s production capacity reaches certain specified level. Because we continue to rely on the JV Company to provide us with manufacturing capacity, if the JV Company take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to us in the March and July 2023, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. As of September 30, 2023, the Company had recorded $15.6 million of license and development revenue. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three months ended September 30, 2023 and 2022. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(% of revenue)
Revenue	$180,633	$208,476	100.0%	100.0%
Cost of goods sold	129,708	137,348	71.8%	65.9%
Gross profit	50,925	71,128	28.2%	34.1%
Operating expenses
Research and development	22,113	21,389	12.2%	10.3%
Selling, general and administrative	19,431	24,205	10.8%	11.6%
Total operating expenses	41,544	45,594	23.0%	21.9%
Operating income	9,381	25,534	5.2%	12.2%

Other income (loss), net	26	(16)	—%	—%
Interest income (expense), net	229	(608)	0.1%	(0.3)%
Net income before income taxes	9,636	24,910	5.3%	11.9%
Income tax expense	1,138	1,374	0.6%	0.6%
Net income before income (loss) from equity method investment	8,498	23,536	4.7%	11.3%
Equity method investment income (loss) from equity investee	(2,712)	2,502	(1.5)%	1.2%
Net income	$5,786	$26,038	3.2%	12.5%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(% of revenue)
Cost of goods sold	$212	$1,788	0.1%	0.9%
Research and development	6	2,494	—%	1.2%
Selling, general and administrative	700	6,314	0.4%	3.0%
Total	$918	$10,596	0.5%	5.1%

Three Months Ended September 30, 2023 and 2022
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$121,500	$144,573	$(23,073)	(16.0)%
Power IC	52,747	62,320	(9,573)	(15.4)%
Packaging and testing services	745	1,583	(838)	(52.9)%
License and development services	5,641	—	5,641	100.0%
	$180,633	$208,476	$(27,843)	(13.4)%

The following is a summary of revenue by end market:

	Three Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(% of revenue)
Computing	$70,350	$89,265	38.9%	42.8%
Consumer	31,090	45,280	17.2%	21.7%
Communication	31,027	31,421	17.2%	15.1%
Power Supply and Industrial	41,780	40,927	23.2%	19.6%
Packaging and testing services	745	1,583	0.4%	0.8%
License and development services	5,641	—	3.1%	—%
	$180,633	$208,476	100.0%	100.0%

Total revenue was $180.6 million for the three months ended September 30, 2023, a decrease of $27.8 million, or 13.4%, as compared to $208.5 million for the same quarter last year. The decrease was primarily due to a decrease of $23.1 million and $9.6 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC product sales was primarily due to a 21.7% decrease in average selling price as compared to same quarter last year due to a shift in product mix, offset by a 7.5% increase in unit shipments. The decrease in revenues was primarily driven by the significant decrease in the computing market, reflecting weaker demand for computers and inventory correction by our customers, and decreased in the consumer markets, particularly in gaming products. The decrease in revenue of packaging and testing services for the three months ended September 30, 2023, as compared to same quarter last year, was primarily due to decreased demand. The increase in license and development services for the three months ended September 30, 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.
Cost of goods sold and gross profit

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$129,708	$137,348	$(7,640)	(5.6)%
Percentage of revenue	71.8%	65.9%
Gross profit	$50,925	$71,128	$(20,203)	(28.4)%
Percentage of revenue	28.2%	34.1%

Cost of goods sold was $129.7 million for the three months ended September 30, 2023, a decrease of $7.6 million, or 5.6%, as compared to $137.3 million for the same quarter last year. The decrease was primarily due to 13.4% decrease in revenue. Gross margin decreased by 5.9 percentage points to 28.2% for the three months ended September 30, 2023, as compared to 34.1% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the three months ended September 30, 2023.
Research and development expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$22,113	$21,389	$724	3.4%
Research and development expenses were $22.1 million for the three months ended September 30, 2023, an increase of $0.7 million, or 3.4%, as compared to $21.4 million for the same quarter last year. The increase was primarily attributable to $1.1 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.7 million increase in employee compensation and benefit expense mainly due to increased headcount and higher business and medical insurance expenses, partially offset by lower bonus accrual, a $0.2 million increase in depreciation expenses, a $0.2 million increase in consulting fees and a $1.1 million in allocation, partially offset by a $2.5 million decrease in share-based compensation expense as a result of more cancellation of performance-based restricted stock units and a modification of market-based restricted stock units.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$19,431	$24,205	$(4,774)	(19.7)%

Selling, general and administrative expenses were $19.4 million for the three months ended September 30, 2023, a decrease of $4.8 million, or 19.7%, as compared to $24.2 million for the same quarter last year. The decrease was primarily due to a $1.2 million decrease in employee compensation and benefits expenses primarily due to lower bonus expenses accrual, partially offset by increased medical and business insurance expenses, as well as a $5.6 million decrease in share-based compensation expense as a result of more cancellation of performance-based restricted stock units and a modification of market-based restricted stock units, partially offset by a $0.5 million increase in legal expenses, a $0.6 million increase in audit fees, a $0.5 million increase in consulting fees, a $0.3 million increase in employee business expenses and a $0.3 million increase in facility expenses as a result of more rent expenses.
Other income (loss), net

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$26	$(16)	$42	(262.5)%
Other income (loss), net in the three months ended September 30, 2023 and 2022 was flat.

Interest income (expense), net

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income (expense), net	$229	$(608)	$837	(137.7)%

Interest income (expense), net increased by $0.8 million during the three months ended September 30, 2023 as compared to the same quarter last year primarily due to a $0.9 million increase in interest income as a result of higher interest rates, partially offset by a $0.1 million increase in interest expense as a result of an increase in bank borrowings.
Income tax expense

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,138	$1,374	$(236)	(17.2)%

The Company recognized income tax expense of approximately $1.1 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. The income tax expense of $1.1 million for the three months ended September 30, 2023 included a $0.05 million discrete tax expense. The income tax expense of $1.4 million for the three months ended September 30, 2022 included a $0.07 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2023 and 2022 was $1.1 million and $1.3 million, respectively, and the effective tax rate for the three months ended September 30, 2023 and 2022 was 15.7% and 4.8%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2023, the gross amount of unrecognized tax benefits was approximately $9.4 million, of which $6.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-month engineering support for our proprietary SiC technology to the supplier for a total fee of $45 million, consisted of an upfront fees of $18 million and $6.8 million paid to us in the March and July 2023, respectively, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of September 30, 2023, there was no outstanding balance for this loan.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of September 30, 2023, there was no outstanding balance for this loan.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022, with a maturity date of September 30, 2023. As of September 30, 2023, there was no outstanding balance and this loan expired.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $14.8 million as of September 30, 2023. As of September 30, 2023, the outstanding balance of this debt financing was $11.0 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $36.0 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2023, the Borrower was in compliance with these covenants. As of September 30, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

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
Cash, cash equivalents and restricted cash
As of September 30, 2023 and June 30, 2023, we had $193.8 million and $195.6 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $193.8 million and $195.6 million cash, cash equivalents and restricted cash, $114.6 million and $108.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$13,823	$36,675
Net cash used in investing activities	(12,510)	(39,974)
Net cash provided by (used in) financing activities	(2,999)	5,462
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(135)	(417)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,821)	$1,746

Cash flows from operating activities
Net cash provided by operating activities of $13.8 million for the three months ended September 30, 2023 resulted primarily from net income of $5.8 million and non-cash expenses of $15.4 million, partially offset by net changes in assets and liabilities using cash of $7.4 million, The non-cash expenses of $15.4 million primarily included $0.9 million of share-based compensation expense, $13.0 million of depreciation and amortization expenses, $2.7 million of loss from equity investment and $1.2 million of deferred income taxes. The net changes in assets and liabilities of $7.4 million were primarily due to a $8.2 million increase in net payable from equity investee, a $3.1 million increase in accounts payable due to timing of payments, and $1.1 million increase in deferred revenue, partially offset by a $4.5 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $1.3 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $1.1 million decrease in accrued and other liabilities, a $12.0 million increase in accounts receivable as a result of timing of the shipments and payments collected, and a $0.8 million decrease in income taxes payable.
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
Cash flows from investing activities
Net cash used in investing activities of $12.5 million for the three months ended September 30, 2023 was primarily due to purchases of property and equipment,
Net cash used in investing activities of $40.0 million for the three months ended September 30, 2022 was primarily attributable to $40.3 million purchases of property and equipment, partially offset by $0.3 million government grants related to fixed assets.

Cash flows from financing activities
Net cash used in financing activities of $3.0 million for the three months ended September 30, 2023 was primarily attributable to $2.9 million in repayments of borrowings, $0.2 million in payment of finance lease obligations, and $0.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $0.4 million of proceeds from exercise of stock options and ESPP.
Net cash provided by financing activities of $5.5 million for the three months ended September 30, 2022 was primarily attributable to $8.6 million proceeds from borrowings, partially offset by $2.6 million in repayments of borrowings, $0.2 million in payment of finance lease obligations, and $0.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units.

Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no off-balance sheet arrangements.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, management identified a material weakness in our internal control over financial reporting due to the fact that we did not: (1) design and maintain effective information technology general controls in the areas of user access, and segregation of duties for one of the information technology systems that supports the Company’s financial reporting over inventory (work in process and finished goods) in costing; and (ii) identify and test control to ensure the reliability of the costing of inventory (work in process and finished goods). Our management is in the process of addressing the material weakness.

Remedial Measures

Our management, with oversight from our Audit Committee, has developed, designed and implemented remediation plans in response to the identified material weakness described above. We have adopted additional measures to further improve information technology general controls in the areas of user access, including implementation of automated control to test calculation of standard cost. We also modified our procedures to ensure segregation of duties for our system that supports financial reporting over inventory (work in process and finished goods) in costing, and to identify and test control to ensure reliability of costing of inventory (work in process and finished goods). These additional efforts are required to remediate the materiel weakness.

Our management is committed to maintaining a strong control environment throughout the Company. Although management believes that the above efforts have improved our internal control over financial reporting and is in the process of remediating the above identified material weakness, we intend to continue to implement new processes and controls when needed to continue strengthening our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the remedial measures described above, there have not been any significant changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 29, 2023, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the September 2023 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date [1]	Aggregate number of shares common shares to be sold pursuant to 10b5-1 trading agreements
Michael L. Pfeiffer	Director	September 14, 2023	September 13, 2024	21,546
Bing Xue	Executive Vice President of Worldwide Sales and Business Development	September 1, 2023	January 29, 2024	6,875

1 Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2023

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)