Form 10-Q
period 2023-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2024-02-07
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2024: 28,278,413

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$162,266	$195,188
Restricted cash	212	415
Accounts receivable, net	31,923	22,420
Inventories	191,709	183,247
Other current assets	20,509	22,666
Total current assets	406,619	423,936
Property, plant and equipment, net	349,046	357,831
Operating lease right-of-use assets	25,416	24,349
Intangible assets, net	5,141	6,765
Equity method investment	356,144	366,617
Deferred income tax assets	518	536
Other long-term assets	33,462	19,703
Total assets	$1,176,346	$1,199,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,156	$50,775
Accrued liabilities	77,683	79,533
Payable related to equity investee, net	12,966	11,950
Income taxes payable	4,680	5,546
Short-term debt	11,533	11,434
Deferred revenue	3,715	8,073
Finance lease liabilities	900	867
Operating lease liabilities	4,963	4,383
Total current liabilities	161,596	172,561
Long-term debt	32,568	38,360
Income taxes payable - long-term	2,924	2,817
Deferred income tax liabilities	26,385	27,283
Finance lease liabilities - long-term	2,758	3,216
Operating lease liabilities - long-term	21,214	20,544
Other long-term liabilities	34,343	51,037
Total liabilities	281,788	315,818
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at December 31, 2023 and June 30, 2023	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 35,205 shares and 28,051 shares, respectively at December 31, 2023 and 34,811 shares and 27,654 shares, respectively at June 30, 2023	70	70
Treasury shares at cost: 7,154 shares at December 31, 2023 and 7,157 shares at June 30, 2023	(79,343)	(79,365)
Additional paid-in capital	342,636	329,034
Accumulated other comprehensive loss	(13,937)	(8,111)
Retained earnings	645,132	642,291
Total shareholders' equity	894,558	883,919
Total liabilities and shareholders' equity	$1,176,346	$1,199,737

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue	$165,285	$188,760	$345,918	$397,236
Cost of goods sold	121,284	135,719	250,992	273,067
Gross profit	44,001	53,041	94,926	124,169
Operating expenses
Research and development	22,919	21,468	45,032	42,857
Selling, general and administrative	22,216	22,788	41,647	46,993
Total operating expenses	45,135	44,256	86,679	89,850
Operating income (loss)	(1,134)	8,785	8,247	34,319

Other income (loss), net	(472)	(903)	(446)	(919)
Interest income (expense), net	274	(397)	503	(1,005)
Net income (loss) before income taxes	(1,332)	7,485	8,304	32,395

Income tax expense	894	1,659	2,032	3,033
Net income (loss) before income (loss) from equity method investment	(2,226)	5,826	6,272	29,362
Equity method investment income (loss) from equity investee	(697)	511	(3,409)	3,013
Net income (loss)	$(2,923)	$6,337	$2,863	$32,375

Net income (loss) per common share
Basic	$(0.10)	$0.23	$0.10	$1.18
Diluted	$(0.10)	$0.21	$0.10	$1.10
Weighted average number of common shares used to compute net income (loss) per share
Basic	27,939	27,511	27,816	27,451
Diluted	27,939	29,576	29,830	29,499

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$(2,923)	$6,337	$2,863	$32,375
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(419)	(9,077)	(5,826)	(13,984)
Comprehensive income (loss)	$(3,342)	$(2,740)	$(2,963)	$18,391
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2022	34,018	$68	(6,617)	$(65,996)	$299,196	$(3,827)	$656,028	$885,469
Exercise of common stock options and release of restricted stock units	33	—	—	—	—	—	—	—
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	1	6	—	—	(6)	—
Withholding tax on restricted stock units	(7)	—	—	—	(226)	—	—	(226)
Issuance of shares under ESPP	137	—	—	—	4,080	—	—	4,080
Share-based compensation	—	—	—	—	13,091	—	—	13,091
Net income	—	—	—	—	—	—	6,337	6,337
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(9,077)	—	(9,077)
Balance, December 31, 2022	34,181	$68	(6,616)	$(65,990)	$316,141	$(12,904)	$662,359	$899,674

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	33,988	$68	(6,617)	$(66,000)	$288,951	$1,080	$629,994	$854,093
Exercise of common stock options and release of restricted stock units	72	—	—	—	19	—	—	19
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	1	10	—	—	(10)	—
Withholding tax on restricted stock units	(16)	—	—	—	(596)	—	—	(596)
Issuance of shares under ESPP	137	—	—	—	4,080	—	—	4,080
Share-based compensation	—	—	—	—	23,687	—	—	23,687
Net income	—	—	—	—	—	—	32,375	32,375
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(13,984)	—	(13,984)
Balance, December 31, 2022	34,181	$68	(6,616)	$(65,990)	$316,141	$(12,904)	$662,359	$899,674

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2023	34,903	$70	(7,157)	$(79,365)	$330,015	$(13,518)	$648,077	$885,279
Exercise of common stock options and release of restricted stock units	134	—	—	—	726	—	—	726
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	3	22	—	—	(22)	—
Withholding tax on restricted stock units	(9)	—	—	—	(219)	—	—	(219)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	8,691	—	—	8,691
Net loss	—	—	—	—	—	—	(2,923)	(2,923)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(419)	—	(419)
Balance, December 31, 2023	35,205	$70	(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	$34,811	$70	$(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	238	—	—	—	1,172	—	—	1,172
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	3	22	—	—	(22)	—
Withholding tax on restricted stock units	(21)	—	—	—	(602)	—	—	(602)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	9,609	—	—	9,609
Net income	—	—	—	—	—	—	2,863	2,863
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,826)	—	(5,826)
Balance, December 31, 2023	$35,205	$70	$(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$2,863	$32,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,524	20,156
Loss (income) from equity investment	3,409	(3,013)
Share-based compensation expense	9,609	23,687
Deferred income taxes, net	(880)	(1,595)
Loss on disposal of property and equipment	42	383
Changes in operating assets and liabilities
Accounts receivable	(9,504)	12,458
Inventories	(8,462)	(5,783)
Other current and long-term assets	(10,688)	(8,437)
Accounts payable	(3,206)	(14,073)
Net payable, equity investee	1,015	(7,418)
Income taxes payable	(759)	1,440
Increase in deferred revenue	(4,358)	—
Accrued and other liabilities	(15,233)	(13,165)
Net cash provided by (used in) operating activities	(9,628)	37,015
Cash flows from investing activities
Purchases of property and equipment	(22,030)	(68,593)
Proceeds from sale of property and equipment	150	27
Government grant related to equipment	449	631
Net cash used in investing activities	(21,431)	(67,935)
Cash flows from financing activities
Withholding tax on restricted stock units	(602)	(596)
Proceeds from exercise of stock options and ESPP	4,595	4,099
Proceeds from borrowings	—	8,632
Repayments of borrowings	(5,713)	(7,209)
Principal payments on finance leases	(426)	(400)
Net cash provided by (used in) financing activities	(2,146)	4,526
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(164)
Net decrease in cash, cash equivalents and restricted cash	(33,125)	(26,558)
Cash, cash equivalents and restricted cash at beginning of period	195,603	314,651
Cash, cash equivalents and restricted cash at end of period	$162,478	$288,093

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$4,127	$17,391

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$162,266	$287,805
Restricted cash	212	288
Total cash, cash equivalents, and restricted cash	$162,478	$288,093
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or any other interim period. The consolidated balance sheet at June 30, 2023 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). Prior to December 1, 2021, the JV Company was accounted for under the provisions of the consolidation guidance since the Company had controlling financial interest. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of December 31, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to the Company in March 2023 and July 2023, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which the Company performs the engineering and development services. The Company uses the input method to measure progress, which method represents a faithful depiction of the transfer of services. During the three and six months ended December 31, 2023, the Company recorded license and development revenue of $5.5 million and $11.1 million, respectively. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of December 31, 2023, the Company had recorded $21.1 million of license and development revenue. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2023 and June 30, 2023, the amount of restricted cash was $0.2 million and $0.4 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 1, 2021, the Company reduced its equity interest in the JV Company and no longer controls of the JV Company. As a result, beginning December 2, 2021, the Company records its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect its consolidated financial statements, if applicable.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and six months ended December 31, 2023, the Company reduced property, plant and equipment by $0.4 million and $0.4 million, respectively. During the three and six months ended December 31, 2022, the Company reduced property, plant and equipment by $0.3 million and $0.6 million, and operating expenses by $0.1 million and $0.1 million, respectively.

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

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. In recent months, the Government of Bermuda announced that it has enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) that would be taken into account in calculating the effective tax rate of Bermuda businesses under the Organization for Economic Cooperation and Development’s global minimum tax rules, that will be effective for tax years beginning on or after January 1, 2025. The Company is closely analyzing the recently enacted Corporate Income Tax Act 2023 and the related potential tax and financial statement consequences. The new Bermudian CIT may subject us to additional income taxes, which may adversely affect our results of operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

None

Recently Issued Accounting Standards not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the Consolidated Financial Statements.

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

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and six months ended December 31, 2023, the Company recorded a $0.7 million loss and $3.4 million loss of its equity share of the JV Company, respectively, using lag reporting. During the three and six months ended December 31, 2022, the Company recorded $0.5 million and $3.0 million of its equity in income of the JV Company, respectively, using lag reporting. As of December 31, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.2%.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of December 31, 2023, the Company owned 42.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of December 31, 2023, AOS recorded the net amount of $13.0 million as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and six months ended December 31, 2023 were $28.6 million and $58.4 million, respectively, and the sales by AOS for the three and six months ended December 31, 2023 were $3.0 million and $3.7 million, respectively. The purchases by AOS for the three and six months ended December 31, 2022 were $39.8 million and $85.9 million, respectively, and the sales by AOS for the three and six months ended December 31, 2022 were $13.8 million and $30.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,923)	$6,337	$2,863	$32,375

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	27,939	27,511	27,816	27,451
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	27,939	27,511	27,816	27,451
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	2,065	2,014	2,048
Weighted average number of common shares used to compute diluted net income (loss) per share	27,939	29,576	29,830	29,499
Net income (loss) per share:
Basic	$(0.10)	$0.23	$0.10	$1.18
Diluted	$(0.10)	$0.21	$0.10	$1.10
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Employee stock options and RSUs	1,984	118	90	361
ESPP	1,229	218	324	220
Total potential dilutive securities	3,213	336	414	581

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2023	2022	2023	2022
Customer A	29.3%	19.8%	26.5%	22.0%
Customer B	41.3%	36.7%	44.1%	37.7%
Customer D	*	14.6%	*	12.8%

	December 31, 2023	June 30, 2023
Percentage of accounts receivable
Customer A	29.0%	15.3%
Customer B	*	17.6%
Customer C	*	13.3%
Customer D	16.9%	30.9%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	December 31, 2023	June 30, 2023
	(in thousands)
Accounts receivable	$77,461	$62,426
Less: Allowance for price adjustments	(45,508)	(39,976)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$31,923	$22,420

Inventories:

	December 31, 2023	June 30, 2023
	(in thousands)
Raw materials	$86,160	$86,620
Work-in-process	80,125	69,426
Finished goods	25,424	27,201
	$191,709	$183,247

Other current assets:

	December 31, 2023	June 30, 2023
	(in thousands)
Value-added tax receivable	$340	$275
Other prepaid expenses	3,482	3,863
Prepaid insurance	2,144	4,162
Prepaid maintenance	1,472	1,697
Prepayment to supplier	10,967	10,689
Prepaid income tax	1,010	707
Interest receivable	399	135
Other receivables	695	1,138
	$20,509	$22,666

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	December 31, 2023	June 30, 2023
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	26,888	26,478
Manufacturing machinery and equipment	410,788	398,757
Equipment and tooling	35,228	32,737
Computer equipment and software	51,298	49,890
Office furniture and equipment	3,119	3,087
Leasehold improvements	41,218	38,787
	573,416	554,613
Less: accumulated depreciation and amortization	(296,504)	(272,503)
	276,912	282,110
Equipment and construction in progress	72,134	75,721
Property, plant and equipment, net	$349,046	$357,831

Intangible assets, net:

	December 31, 2023	June 30, 2023
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(14,583)	(12,959)
	4,872	6,496
Goodwill	269	269
Intangible assets, net	$5,141	$6,765

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2024 (Remaining)	$1,625
2025	3,247
$4,872

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term assets:

	December 31, 2023	June 30, 2023
	(in thousands)
Prepayments for property and equipment	$2,728	$1,717
Investment in a privately held company	100	100
Customs deposit	1,645	931
Deposit with supplier	23,441	12,290
Other long-term deposits	37	37
Office leases deposits	1,405	1,274
Other	4,106	3,354
	$33,462	$19,703
Accrued liabilities:

	December 31, 2023	June 30, 2023
	(in thousands)
Accrued compensation and benefits	$20,176	$15,627
Warranty accrual	2,152	1,674
Stock rotation accrual	5,458	5,588
Accrued professional fees	2,009	2,458
Accrued inventory	1,110	1,597
Accrued facilities related expenses	2,620	2,327
Accrued property, plant and equipment	6,355	6,402
Other accrued expenses	4,568	4,401
Customer deposits	31,861	38,082
ESPP payable	1,374	1,377
	$77,683	$79,533
Short-term customer deposits are payments received from customers for securing future product shipments. As of December 31, 2023, $10.0 million were from Customer A, $9.2 million were from Customer B, and $12.7 million were from other customers. As of June 30, 2023, $13.5 million were from Customer A, $9.2 million were from Customer B, and $15.4 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$1,674	$2,650
Additions	643	628
Utilization	(165)	(795)
Ending balance	$2,152	$2,483

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$5,588	$4,798
Additions	5,504	6,359
Utilization	(5,634)	(7,074)
Ending balance	$5,458	$4,083
Other long-term liabilities:

	December 31, 2023	June 30, 2023
	(in thousands)
Customer deposits	$31,858	$46,393
Computer software liabilities	2,485	4,644
Other long-term liabilities	$34,343	$51,037

Customer deposits are payments received from customers for securing future product shipments. As of December 31, 2023, $14.0 million were from Customer A, $6.0 million were from Customer B, and $11.9 million were from other customers. As of June 30, 2023, $21.0 million were from Customer A, $11.7 million were from Customer B, and $13.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of December 31, 2023, there was no outstanding balance for this loan.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of December 31, 2023, there was no outstanding balance and this loan expired.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022, with a maturity date of September 30, 2023. As of December 31, 2023, there was no outstanding balance and this loan expired.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2023, the Borrower was in compliance with these covenants. As of December 31, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $14.4 million as of December 31, 2023. As of December 31, 2023, the outstanding balance of this debt financing was $10.4 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $33.8 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2024 (Remaining)			$5,759
2025			11,664
2026			11,871
2027			14,344
2028			536
Total principal			44,174
Less: debt issuance costs			(73)
Total principal, less debt issuance costs			$44,101

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,566	$32,608	$44,174
Less: debt issuance costs	(33)	(40)	(73)
Total debt, less debt issuance costs	$11,533	$32,568	$44,101

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
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating leases:
Fixed rent expense	$1,485	$1,500	$3,042	$2,913
Variable rent expense	260	241	511	478
Finance lease:
Amortization of equipment	129	128	257	265
Interest	72	87	147	144
Short-term leases
Short-term lease expenses	47	87	87	167
Total lease expenses	$1,993	$2,043	$4,044	$3,967

Supplemental balance sheets information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2023	June 30, 2023
Operating Leases:
ROU assets associated with operating leases	$25,416	$24,349
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(914)	(657)
Property, plant and equipment, net	$4,219	$4,476

Weighted average remaining lease term (in years)
Operating leases	5.86	6.57
Finance lease	3.75	4.25

Weighted average discount rate
Operating leases	4.90%	4.67%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance lease is as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,190	$2,934
Operating cash flows from finance lease	$147	$144
Financing cash flows from finance lease	$426	$400

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,588	$2,210

Future minimum lease payments are as follows as of December 31, 2023 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2024	$3,167	$572
2025	5,898	1,144
2026	5,031	1,144
2027	4,111	1,145
2028	3,705	191
Thereafter	8,371	—
Total minimum lease payments	30,283	4,196
Less amount representing interest	(4,106)	(538)
Total lease liabilities	$26,177	$3,658

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

As of December 31, 2023, the Company had repurchased an aggregate of 7,332,780 shares for a total cost of $81.1 million, at an average price of $11.01 per share, excluding fees and related expenses.  No repurchased shares have been retired. Of the 7,332,780 repurchased shares, 178,349 shares with a weighted average repurchase price of $9.94 per share, were reissued at an average price of $4.69 per share pursuant to option exercises and vested restricted share units (“RSU”). As of December 31, 2023, no remaining amount was available under the share repurchase program, which has been terminated.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the six months ended December 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	1,385,065	$32.48	1.73	$45,430,132
Granted	121,951	$28.46
Vested	(82,517)	$30.26
Forfeited	(24,601)	$34.88
Nonvested at December 31, 2023	1,399,898	$32.22	1.34	$36,481,342

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period January 1, 2025, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 4.94%, expected term of 2.28 years, expected volatility of 61.38% and dividend yield of 0%. The Company recognizes the total compensation cost of the modified MSUs beginning on the modification date over the remaining requisite service periods. The Company recorded $1.2 million of expenses for the three months ended December 31, 2023, and a negative $5.1 million of expenses for the six months ended December 31, 2023 due to a $6.4 million of reversal of the prior recognized expenses. The Company recorded $2.1 million and $4.1 million of expenses for the three and six months ended December 31, 2022, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.3 million and $0.6 million of expenses for MSUs during the three and six months ended December 31, 2023, respectively, and $2.8 million and $3.3 million of expenses for MSUs during the three and six months ended December 31, 2022.

The following table summarizes the Company's MSUs activities for the six months ended December 31, 2023:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	2,108,000	$25.86	2.96	$69,142,400
Granted	—	$—
Vested	(275,000)	$5.17
Forfeited	—	$—
Nonvested at December 31, 2023	1,833,000	$28.96	3.37	$47,767,980

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.8 million and $1.2 million of expense for these PRSUs during the three and six months ended December 31, 2023, respectively, and $1.1 million and $2.7 million and for the three and six months ended December 31, 2022, respectively.

The following table summarizes the Company’s PRSUs activities for the six months ended December 31, 2023:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	526,714	$32.19	1.78	$17,276,219
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2023	526,714	$32.19	1.29	$13,726,167
Stock Options
The Company did not grant any stock options during the six months ended December 31, 2023 and 2022. The following table summarizes the Company's stock option activities for the six months ended December 31, 2023:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2023	319,375	$7.53	0.72	$8,071,631
Exercised	(157,500)	$7.45		$1,732,188
Outstanding at December 31, 2023	161,875	$7.61	0.25	$2,987,294
Options vested and expected to vest	161,875	$7.61	0.25	$2,987,294
Exercisable at December 31, 2023	161,875	$7.61	0.25	$2,987,294

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2023
Volatility rate	64.0%
Risk-free interest rate	5.2%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of goods sold	$1,504	$1,748	$1,716	$3,536
Research and development	2,417	3,327	2,423	5,821
Selling, general and administrative	4,770	8,016	5,470	14,330
	$8,691	$13,091	$9,609	$23,687

As of December 31, 2023, total unrecognized compensation cost under the Company's equity plans was $48.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

10. Income Taxes

The Company recognized income tax expense of approximately $0.9 million and $1.7 million for the three months ended December 31, 2023 and 2022, respectively. The income tax expense of $0.9 million for the three months ended December 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $1.7 million for the three months ended December 31, 2022 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2023 and 2022 was $0.8 million and $1.6 million, respectively, and the effective tax rate for the three months ended December 31, 2023 and 2022 was (41.2)% and 20.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $2.0 million for the three months ended December 31, 2023 as compared to $8.0 million of pretax book income for the three months ended December 31, 2022.

The Company recognized income tax expense of approximately $2.0 million and $3.0 million for the six months ended December 31, 2023 and 2022, respectively. The income tax expense of $2.0 million for the six months ended December 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $3.0 million for the six months ended December 31, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included a $0.1 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the six months ended December 31, 2023 and 2022 was $1.9 million and $2.9 million, respectively, and the effective tax rate for the six months ended December 31, 2023 and 2022 was 39.2% and 8.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book income of $4.9 million for the six months ended December 31, 2023 as compared to $35.4 million of pretax book income for the six months ended December 31, 2022.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2023, the gross amount of unrecognized tax benefits was approximately $9.5 million, of which $6.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. In recent months, the Government of Bermuda announced that it has enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) that would be taken into account in calculating the effective tax rate of Bermuda businesses under the Organization for Economic Cooperation and Development’s global minimum tax rules, that will be effective for tax years beginning on or after January 1, 2025. The Company is closely analyzing the recently enacted Corporate Income Tax Act 2023 and the related potential tax and financial statement consequences. The new Bermudian CIT may subject us to additional income taxes, which may adversely affect our results of operations.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Hong Kong	$124,081	$159,301	$265,287	$331,597
China	30,543	15,730	57,162	43,744
South Korea	4,033	3,642	9,344	6,539
United States	1,005	7,972	2,400	12,456
Other countries	5,623	2,115	11,725	2,900
	$165,285	$188,760	$345,918	$397,236

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Power discrete	$108,780	$137,582	$230,280	$282,155
Power IC	50,295	49,972	103,042	112,292
Packaging and testing services	744	1,206	1,489	2,789
License and development services	5,466	—	11,107	—
	$165,285	$188,760	$345,918	$397,236

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	December 31, 2023	June 30, 2023
	(in thousands)
China	$113,151	$114,822
United States	257,126	263,083
Other countries	4,185	4,275
	$374,462	$382,180

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023 and June 30, 2023, the Company had approximately $99.5 million and $127.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of December 31, 2023 and June 30, 2023, the Company had approximately $11.4 million and $9.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
In December 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company has been cooperating fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from DOJ in connection with the investigation. In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019.  On January 19, 2024, DOJ informed the Company that it has closed such investigation without any charges. The Company intends to continue cooperating with the DOC in the ongoing civil investigation. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.
The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at December 31, 2023 and June 30, 2023.
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
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,600 products, and has grown significantly with the introduction of over 60 new products in the fiscal year ended June 30, 2023, and over 130 and 160 new products in the fiscal years ended June 30, 2022 and 2021, respectively. During the six months ended December 31, 2023, we introduced an additional 49 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 929 patents and 43 patent applications in the United States as of December 31, 2023. We also have a total of 999 foreign patents, which were based primarily on our research and development efforts through December 31, 2023. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended December 31, 2023, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
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

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH” and, together with AOS SH, the “Sellers”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement ("STA") with a third-party investor to sell a portion of the

Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company. The JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date.

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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately USD 80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the January 26, 2022 Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2% at June 30, 2022.

As of December 31, 2023, the Company owned 42.2% equity interest in the JV Company.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of an upfront fee of $18 million and $6.8 million paid to us in the March and July 2023, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. During the three and six months ended December 31, 2023, we recorded $5.5 million and $11.1 million of license and development revenue, respectively. As of December 31, 2023, we had recorded $21.1 million of license and development revenue. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. In recent months, the Government of Bermuda announced that it has enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) that would be taken into account in calculating the effective tax rate of Bermuda businesses under the Organization for Economic Cooperation and Development’s global minimum tax rules, that will be effective for tax years beginning on or after January 1, 2025. The Company is closely analyzing the recently enacted Corporate Income Tax Act 2023 and the related potential tax and financial statement consequences. The new Bermudian CIT may subject us to additional income taxes, which may adversely affect our results of operations.

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

Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and six months ended December 31, 2023 and 2022. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$165,285	$188,760	100.0%	100.0%	$345,918	$397,236	100.0%	100.0%
Cost of goods sold	121,284	135,719	73.4%	71.9%	250,992	273,067	72.6%	68.7%
Gross profit	44,001	53,041	26.6%	28.1%	94,926	124,169	27.4%	31.3%
Operating expenses
Research and development	22,919	21,468	13.9%	11.4%	45,032	42,857	13.0%	10.8%
Selling, general and administrative	22,216	22,788	13.4%	12.1%	41,647	46,993	12.0%	11.8%
Total operating expenses	45,135	44,256	27.3%	23.5%	86,679	89,850	25.0%	22.6%
Operating income (loss)	(1,134)	8,785	(0.7)%	4.6%	8,247	34,319	2.4%	8.7%

Other income (loss), net	(472)	(903)	(0.3)%	(0.5)%	(446)	(919)	(0.1)%	(0.2)%
Interest income (expense), net	274	(397)	0.2%	(0.2)%	503	(1,005)	0.1%	(0.3)%
Net income (loss) before income taxes	(1,332)	7,485	(0.8)%	3.9%	8,304	32,395	2.4%	8.2%
Income tax expense	894	1,659	0.5%	0.8%	2,032	3,033	0.6%	0.8%
Net income (loss) before income (loss) from equity method investment	(2,226)	5,826	(1.3)%	3.1%	6,272	29,362	1.8%	7.4%
Equity method investment income (loss) from equity investee	(697)	511	(0.4)%	0.3%	(3,409)	3,013	(1.0)%	0.8%
Net income (loss)	$(2,923)	$6,337	(1.7)%	3.4%	$2,863	$32,375	0.8%	8.2%

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,504	$1,748	0.9%	0.9%	$1,716	$3,536	0.5%	0.9%
Research and development	2,417	3,327	1.5%	1.8%	2,423	5,821	0.7%	1.5%
Selling, general and administrative	4,770	8,016	2.9%	4.2%	5,470	14,330	1.6%	3.6%
Total	$8,691	$13,091	5.3%	6.9%	$9,609	$23,687	2.8%	6.0%

Three and Six Months Ended December 31, 2023 and 2022
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$108,780	$137,582	$(28,802)	(20.9)%	$230,280	$282,155	$(51,875)	(18.4)%
Power IC	50,295	49,972	323	0.6%	103,042	112,292	(9,250)	(8.2)%
Packaging and testing services	744	1,206	(462)	(38.3)%	1,489	2,789	(1,300)	(46.6)%
License and development services	5,466	—	5,466	100.0%	11,107	—	11,107	100.0%
	$165,285	$188,760	$(23,475)	(12.4)%	$345,918	$397,236	$(51,318)	(12.9)%
The following is a summary of revenue by end market:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$71,756	$63,879	43.4%	33.8%	$142,106	$153,143	41.1%	38.6%
Consumer	23,492	47,168	14.2%	25.0%	54,582	92,448	15.8%	23.3%
Communication	28,965	35,308	17.5%	18.7%	59,991	66,729	17.3%	16.8%
Power Supply and Industrial	34,862	41,199	21.2%	21.8%	76,642	82,127	22.2%	20.7%
Packaging and testing services	744	1,206	0.4%	0.7%	1,489	2,789	0.4%	0.6%
License and development services	5,466	—	3.3%	—%	11,108	—	3.2%	—%
	$165,285	$188,760	100.0%	100.0%	$345,918	$397,236	100.0%	100.0%

Total revenue was $165.3 million for the three months ended December 31, 2023, a decrease of $23.5 million, or 12.4%, as compared to $188.8 million for the same quarter last year. The decrease was primarily due to a decrease of $28.8 million in sales of power discrete products, offset by an increase of $0.3 million in sales of power IC products and an increase of $5.5 million in license and development services. The net decrease in power discrete and power IC product sales was primarily due to a 11.2% decrease in average selling price as compared to same quarter last year due to a shift in product mix and a 4.5% decrease in unit shipments. The net decrease in revenues was primarily driven by a significant decrease in consumer markets, particularly in gaming products, partially offset by increase in the computing market. The decrease in revenue of packaging and testing services for the three months ended December 31, 2023, as compared to same quarter last year, was primarily due to decreased demand. The increase in license and development services for the three months ended December 31, 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.

Total revenue was $345.9 million for the six months ended December 31, 2023, a decrease of $51.3 million, or 12.9%, as compared to $397.2 million for the same period last year. The decrease was primarily due to a decrease of $51.9 million and $9.3 million in sales of power discrete products and sales of power IC products, respectively, offset by an increase of $11.1 million in license and development services. The decrease in power discrete and power IC product sales was primarily due to a 16.7% decrease in average selling price as compared to the same period of last year due to a shift in product mix, partially offset by a 1.5% increase in unit shipments. The decrease in revenues was primarily driven by a decrease in consumer markets, particularly in gaming products, and a decrease in computing market, reflecting weaker demand for computers. The decrease in revenue of packaging and testing services for the six months ended December 31, 2023, as compared to same period last year, was primarily due to decreased demand. The increase in license and development services for the six months ended December 31, 2023 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$121,284	$135,719	$(14,435)	(10.6)%	$250,992	$273,067	$(22,075)	(8.1)%
Percentage of revenue	73.4%	71.9%			72.6%	68.7%
Gross profit	$44,001	$53,041	$(9,040)	(17.0)%	$94,926	$124,169	$(29,243)	(23.6)%
Percentage of revenue	26.6%	28.1%			27.4%	31.3%

Cost of goods sold was $121.3 million for the three months ended December 31, 2023, a decrease of $14.4 million, or 10.6%, as compared to $135.7 million for the same quarter last year. The decrease was primarily due to 12.4% decrease in revenue. Gross margin decreased by 1.5 percentage points to 26.6% for the three months ended December 31, 2023, as compared to 28.1% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the three months ended December 31, 2023.

Cost of goods sold was $251.0 million for the six months ended December 31, 2023, a decrease of $22.1 million, or 8.1%, as compared to $273.1 million for the same period last year. The decrease was primarily due to 12.9% decrease in revenue. Gross margin decreased by 3.9 percentage points to 27.4% for the six months ended December 31, 2023, as compared to 31.3% for the same period last year. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the periods.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$22,919	$21,468	$1,451	6.8%	$45,032	$42,857	$2,175	5.1%
Research and development expenses were $22.9 million for the three months ended December 31, 2023, an increase of $1.5 million, or 6.8%, as compared to $21.5 million for the same quarter last year. The increase was primarily attributable to a $1.5 million increase in employee compensation and benefit expense mainly due to increased headcount and higher business and medical insurance expenses as well as higher bonus expenses, a $0.3 million increase in depreciation expenses, a $0.1 million increase in consulting fees and a $0.4 million in allocation, partially offset by a $0.9 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units and a modification of market-based restricted stock units in September 2023 quarter.
Research and development expenses were $45.0 million for the six months ended December 31, 2023, an increase of $2.2 million, or 5.1%, as compared to $42.9 million for the same period last year. The increase was primarily attributable to a $2.2 million increase in employee compensation and benefit expense mainly due to increased headcount, higher business and medical insurance expenses as well as higher bonus expenses, a $0.5 million increase in depreciation expenses, a $0.2 million increase in consulting fees, a $1.1 million increase in product prototyping engineering expense as a result of increased engineering activities, and a $1.5 million in allocation, partially offset by a $3.4 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units due to failure to meet performance objectives and a modification of market-based restricted stock units in current periods.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,216	$22,788	$(572)	(2.5)%	$41,647	$46,993	$(5,346)	(11.4)%

Selling, general and administrative expenses were $22.2 million for the three months ended December 31, 2023, a decrease of $0.6 million, or 2.5%, as compared to $22.8 million for the same quarter last year. The decrease was primarily due to a $3.2 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units and a modification of market-based restricted stock units in September 2023 quarter, partially offset by a $1.5 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expense, offset by lower business insurance expenses, a $0.1 million increase in depreciation expenses, a $0.1 million increase in tax consulting fees, a $0.2 million increase in employee business expenses, a $0.2 million increase in facility expenses as a result of more rent expenses, as well as $0.5 million increase in allocation.

Selling, general and administrative expenses were $41.6 million for the six months ended December 31, 2023, a decrease of $5.3 million, or 11.4%, as compared to $47.0 million for the same period last year. The decrease was primarily attributable to a $8.9 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units due to failure to meet performance objectives and a modification of market-based restricted stock units in current periods, partially offset by a $0.3 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses, offset by lower business insurance expenses, a $0.2 million increase in depreciation expenses, a $0.6 million increase in consulting fees, $0.7 million increase in audit and tax consulting fees, a $0.5 million increase in employee business expenses, a $0.4 million increase in facility expenses as a result of more rent expenses, and $1.0 million increase in allocation.

Other income (loss), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(472)	$(903)	$431	(47.7)%	$(446)	$(919)	$473	(51.5)%
Other income (loss), net was increased in the three and six months ended December 31, 2023 as compared to the same periods last year primarily due to decrease in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Interest income (expense), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income (expense), net	$274	$(397)	$671	(169.0)%	$503	$(1,005)	$1,508	(150.0)%

Interest income (expense), net increased by $0.7 million during the three months ended December 31, 2023 as compared to the same quarter last year primarily due to a $0.4 million increase in interest income as a result of higher interest rates and a $0.2 million decrease in interest expense as a result of less outstanding loan balance in current quarter.

Interest income (expense), net increased by $1.5 million during the six months ended December 31, 2023 as compared to the same period last year was primarily due to a $1.3 million increase in interest income as a result of higher interest rate and a $0.2 million decrease in interest expense as a result of less outstanding loan balance in the current periods.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$894	$1,659	$(765)	(46.1)%	$2,032	$3,033	$(1,001)	(33.0)%

The Company recognized income tax expense of approximately $0.9 million and $1.7 million for the three months ended December 31, 2023 and 2022, respectively. The income tax expense of $0.9 million for the three months ended December 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $1.7 million for the three months ended December 31, 2022 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2023 and 2022 was $0.8 million and $1.6 million, respectively, and the effective tax rate for the three months ended December 31, 2023 and 2022 was (41.2)% and 20.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $2.0 million for the three months ended December 31, 2023 as compared to $8.0 million of pretax book income for the three months ended December 31, 2022.

The Company recognized income tax expense of approximately $2.0 million and $3.0 million for the six months ended December 31, 2023 and 2022, respectively. The income tax expense of $2.0 million for the six months ended December 31, 2023 included a $0.1 million discrete tax expense. The income tax expense of $3.0 million for the three months ended December 31, 2022 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the six months ended December 31, 2023 and 2022 was $1.9 million and $2.9 million, respectively, and the effective tax rate for the six months ended December 31, 2023 and 2022 was 39.2% and 8.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book income of $4.9 million for the six months ended December 31, 2023 as compared to $35.4 million of pretax book income for the six months ended December 31, 2022.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2023, the gross amount of unrecognized tax benefits was approximately $9.5 million, of which $6.3 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of December 31, 2023, there was no outstanding balance for this loan.

In January 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.6 million based on currency exchange rate between RMB and U.S. Dollar on January 31, 2023 with a maturity date of December 1, 2023. As of December 31, 2023, there was no outstanding balance for this loan and this loan expired.

In September 2022, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 20, 2022, with a maturity date of September 30, 2023. As of December 31, 2023, there was no outstanding balance and this loan expired.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the carrying amount of $14.4 million as of December 31, 2023. As of December 31, 2023, the outstanding balance of this debt financing was $10.4 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2023, Jireh was in compliance with these covenants and the outstanding balance of this loan was $33.8 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on one month London Interbank Offered Rate (“LIBOR”) plus 1.75% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2023, the Borrower was in compliance with these covenants. As of December 31, 2023, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

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
Cash, cash equivalents and restricted cash
As of December 31, 2023 and June 30, 2023, we had $162.5 million and $195.6 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $162.5 million and $195.6 million cash, cash equivalents and restricted cash, $74.3 million and $108.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(9,628)	$37,015
Net cash used in investing activities	(21,431)	(67,935)
Net cash provided by (used in) financing activities	(2,146)	4,526
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	(164)
Net decrease in cash, cash equivalents and restricted cash	$(33,125)	$(26,558)

Cash flows from operating activities
Net cash used in operating activities of $9.6 million for the six months ended December 31, 2023 resulted primarily from net income of $2.9 million and non-cash expenses of $38.7 million, partially offset by net changes in assets and liabilities using cash of $51.2 million. The non-cash expenses of $38.7 million primarily included $9.6 million of share-based compensation expense, $26.5 million of depreciation and amortization expenses, $3.4 million of loss from equity investment and $0.9 million of deferred income taxes. The net changes in assets and liabilities of $51.2 million were primarily due to a $3.2 million decrease in accounts payable due to timing of payments, and $4.4 million increase in deferred revenue, a $8.5 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $10.7 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $15.2 million decrease in accrued and other liabilities, a $9.5 million increase in accounts receivable as a result of timing of the shipments and payments collected, and a $0.8 million decrease in income taxes payable, partially offset by a $1.0 million increase in net payable from equity investee,
Net cash provided by operating activities of $37.0 million for the six months ended December 31, 2022 resulted primarily from net income of $32.4 million and non-cash expenses of $39.6 million, partially offset by net changes in assets and liabilities using cash of $35.0 million. The non-cash expenses of $39.6 million primarily included $23.7 million of share-based compensation expense, $20.2 million of depreciation and amortization expenses, $0.4 million of loss on disposal of property and equipment, $1.6 million of deferred income taxes, and $3.0 million of income from equity investment. The net changes in assets and liabilities of $35.0 million were primarily due to a $7.4 million decrease in net payable from equity investee, a $14.1 million decrease in accounts payable due to timing of payments, a $5.8 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $8.4 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $13.2 million decrease in accrued and other liabilities, partially offset by $12.5 million decrease in accounts receivable as a result of timing of the shipments and payments collected, and a $1.4 million increase in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $21.4 million for the six months ended December 31, 2023 was primarily attributable to $22.0 million purchases of property and equipment, partially offset by $0.4 million government grants related to fixed assets.
Net cash used in investing activities of $67.9 million for the six months ended December 31, 2022 was primarily attributable to $68.6 million purchases of property and equipment, partially offset by $0.6 million government grants related to fixed assets.
Cash flows from financing activities
Net cash used in financing activities of $2.1 million for the six months ended December 31, 2023 was primarily attributable to $5.7 million in repayments of borrowings, $0.4 million in payment of finance lease obligations, and $0.6 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $4.6 million of proceeds from exercise of stock options and ESPP.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
Other than the remedial measures described above, there have not been any significant changes in our internal control over financial reporting during the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, the DOJ commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the DOC in May 2019. The Company has been cooperating fully with federal authorities in the investigation. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. On January 19, 2024, DOJ informed the Company that it has closed such investigation without any charges. The Company intends to continue cooperating with the DOC in the ongoing civil investigation. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.

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

None

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

February 7, 2024

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)