Form 10-Q
period 2024-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2024-05-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2024: 28,701,746

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$174,387	$195,188
Restricted cash	208	415
Accounts receivable, net	13,254	22,420
Inventories	198,098	183,247
Other current assets	8,604	22,666
Total current assets	394,551	423,936
Property, plant and equipment, net	339,515	357,831
Operating lease right-of-use assets	24,421	24,349
Intangible assets, net	4,328	6,765
Equity method investment	359,244	366,617
Deferred income tax assets	499	536
Other long-term assets	31,491	19,703
Total assets	$1,154,049	$1,199,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,513	$50,775
Accrued liabilities	73,587	79,533
Payable related to equity investee, net	14,275	11,950
Income taxes payable	4,490	5,546
Short-term debt	11,584	11,434
Deferred revenue	7,664	8,073
Finance lease liabilities	917	867
Operating lease liabilities	4,909	4,383
Total current liabilities	159,939	172,561
Long-term debt	29,653	38,360
Income taxes payable - long-term	2,978	2,817
Deferred income tax liabilities	26,337	27,283
Finance lease liabilities - long-term	2,522	3,216
Operating lease liabilities - long-term	20,099	20,544
Other long-term liabilities	23,584	51,037
Total liabilities	265,112	315,818
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2024 and June 30, 2023	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 35,836 shares and 28,697 shares, respectively at March 31, 2024 and 34,811 shares and 27,654 shares, respectively at June 30, 2023	72	70
Treasury shares at cost: 7,139 shares at March 31, 2024 and 7,157 shares at June 30, 2023	(79,220)	(79,365)
Additional paid-in capital	345,413	329,034
Accumulated other comprehensive loss	(11,125)	(8,111)
Retained earnings	633,797	642,291
Total shareholders' equity	888,937	883,919
Total liabilities and shareholders' equity	$1,154,049	$1,199,737

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue	$150,060	$132,560	$495,978	$529,796
Cost of goods sold	114,505	101,774	365,497	374,841
Gross profit	35,555	30,786	130,481	154,955
Operating expenses
Research and development	23,095	22,578	68,127	65,435
Selling, general and administrative	22,964	22,610	64,611	69,603
Total operating expenses	46,059	45,188	132,738	135,038
Operating income (loss)	(10,504)	(14,402)	(2,257)	19,917

Other income (loss), net	308	(513)	(138)	(1,432)
Interest income (expense), net	271	5	774	(1,000)
Net income (loss) before income taxes	(9,925)	(14,910)	(1,621)	17,485

Income tax expense	611	2,517	2,643	5,550
Net income (loss) before income (loss) from equity method investment	(10,536)	(17,427)	(4,264)	11,935
Equity method investment income (loss) from equity investee	(676)	(1,480)	(4,085)	1,533
Net income (loss)	$(11,212)	$(18,907)	$(8,349)	$13,468

Net income (loss) per common share
Basic	$(0.39)	$(0.68)	$(0.30)	$0.49
Diluted	$(0.39)	$(0.68)	$(0.30)	$0.46
Weighted average number of common shares used to compute net income (loss) per share
Basic	28,433	27,710	28,022	27,537
Diluted	28,433	27,710	28,022	29,576

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$(11,212)	$(18,907)	$(8,349)	$13,468
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,812	3,748	(3,014)	(10,236)
Comprehensive income (loss)	$(8,400)	$(15,159)	$(11,363)	$3,232
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income ( Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	34,181	$68	(6,616)	$(65,990)	$316,141	$(12,904)	$662,359	$899,674
Exercise of common stock options and release of restricted stock units	611	1	—	—	531	—	—	532
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	6	50	—	—	(50)	—
Withholding tax on restricted stock units	(217)	—	—	—	(5,556)	—	—	(5,556)
Repurchase of common shares under shares repurchase program	—	—	(107)	(2,665)	—	—	—	(2,665)
Share-based compensation	—	—	—	—	10,432	—	—	10,432
Net loss	—	—	—	—	—	—	(18,907)	(18,907)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,748	—	3,748
Balance, March 31, 2023	34,575	$69	(6,717)	$(68,605)	$321,548	$(9,156)	$643,402	$887,258

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	33,988	$68	(6,617)	$(66,000)	$288,951	$1,080	$629,994	$854,093
Exercise of common stock options and release of restricted stock units	683	1	—	—	550	—	—	551
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	7	60	—	—	(60)	—
Withholding tax on restricted stock units	(233)	—	—	—	(6,152)	—	—	(6,152)
Issuance of shares under ESPP	137	—	—	—	4,080	—	—	4,080
Repurchase of common shares under shares repurchase program	—	—	(107)	(2,665)	—	—	—	(2,665)
Share-based compensation	—	—	—	—	34,119	—	—	34,119
Net income	—	—	—	—	—	—	13,468	13,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(10,236)	—	(10,236)
Balance, March 31, 2023	34,575	$69	(6,717)	$(68,605)	$321,548	$(9,156)	$643,402	$887,258

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	35,205	$70	(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558
Exercise of common stock options and release of restricted stock units	918	2	—	—	1,053	—	—	1,055
Reissuance of treasury stock upon exercise of common stock options and release of RSUs		—	15	123	—	—	(123)	—
Withholding tax on restricted stock units	(287)	—	—	—	(6,741)	—	—	(6,741)
Issuance of shares under ESPP	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8,465	—	—	8,465
Net income	—	—	—	—	—	—	(11,212)	(11,212)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,812	—	2,812
Balance, March 31, 2024	35,836	$72	(7,139)	$(79,220)	$345,413	$(11,125)	$633,797	$888,937

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	1,156	2	—	—	2,225	—	—	2,227
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	18	145	—	—	(145)	—
Withholding tax on restricted stock units	(308)	—	—	—	(7,343)	—	—	(7,343)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	18,074	—	—	18,074
Net income	—	—	—	—	—	—	(8,349)	(8,349)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,014)	—	(3,014)
Balance, March 31, 2024	35,836	$72	(7,139)	$(79,220)	$345,413	$(11,125)	$633,797	$888,937

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(8,349)	$13,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,849	31,162
Loss (income) from equity investment	4,085	(1,533)
Share-based compensation expense	18,074	34,119
Deferred income taxes, net	(910)	(962)
Loss on disposal of property and equipment	88	387
Changes in operating assets and liabilities
Accounts receivable	9,166	46,247
Inventories	(14,851)	(21,744)
Other current and long-term assets	3,637	(7,824)
Accounts payable	(4,303)	(21,581)
Net payable, equity investee	2,325	(10,595)
Income taxes payable	(895)	2,506
Increase (decrease) in deferred revenue	(409)	14,370
Accrued and other liabilities	(28,916)	(29,366)
Net cash provided by operating activities	18,591	48,654
Cash flows from investing activities
Purchases of property and equipment	(29,759)	(91,261)
Proceeds from sale of property and equipment	357	27
Government grant related to equipment	809	631
Net cash used in investing activities	(28,593)	(90,603)
Cash flows from financing activities
Withholding tax on restricted stock units	(7,343)	(6,152)
Proceeds from exercise of stock options and ESPP	5,650	4,631
Payment for repurchases of common shares	—	(2,665)
Proceeds from borrowings	—	8,632
Repayments of borrowings	(8,586)	(10,260)
Principal payments on finance leases	(644)	(603)
Net cash used in financing activities	(10,923)	(6,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(121)
Net decrease in cash, cash equivalents and restricted cash	(21,008)	(48,487)
Cash, cash equivalents and restricted cash at beginning of period	195,603	314,651
Cash, cash equivalents and restricted cash at end of period	$174,595	$266,164

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,906	$17,298

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$174,387	$265,946
Restricted cash	208	218
Total cash, cash equivalents, and restricted cash	$174,595	$266,164
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or any other interim period. The consolidated balance sheet at June 30, 2023 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). Prior to December 1, 2021, the JV Company was accounted for under the provisions of the consolidation guidance since the Company had controlling financial interest. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan for $5.4 million, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of March 31, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45.0 million, consisting of fees of $18.0 million, $6.8 million and $9.0 million paid to the Company in March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which the Company performs the engineering and development services. The Company uses the input method to measure progress, which method represents a faithful depiction of the transfer of services. During the three and nine months ended March 31, 2024, the Company recorded license and development revenue of $5.1 million and $16.2 million, respectively. During the three and nine months ended March 31, 2023, the Company recorded $3.6 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. As of March 31, 2024, the Company had recorded a total of $26.1 million of license and development revenue. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.

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
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2024 and June 30, 2023, the amount of restricted cash was $0.2 million and $0.4 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 1, 2021, the Company reduced its equity interest in the JV Company and no longer controls the JV Company. As a result, beginning December 2, 2021, the Company records its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect its consolidated financial statements, if applicable.
The Company records its interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Income (loss). Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income (loss).
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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
receivable and accounts payable approximate their carrying values due to their short-term maturities. The carrying value of the Company's debt is considered a reasonable estimate of fair value which is estimated by considering the current rates available to the Company for debt of the same remaining maturities, structure, credit risk and terms of the debts.

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three and nine months ended March 31, 2024, the Company reduced property, plant and equipment by $0.4 million and $0.8 million, respectively. During the three and nine months ended March 31, 2023, the Company reduced property, plant and equipment by nil and $0.6 million, and operating expenses by $0.0 million and $0.1 million, respectively.

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

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

The Company is not in a position to determine whether the annual revenues may meet and/or cross the 750 million Euro threshold for at least two of the four fiscal years immediately preceding the fiscal year when CIT may apply. The Company continues to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

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

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan for $5.4 million, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of March 31, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and nine months ended March 31, 2024, the Company recorded a $0.7 million loss and $4.1 million loss of its equity share of the JV Company, respectively, using lag reporting. During the three and nine months ended March 31, 2023, the Company recorded $1.5 million in loss and a $1.5 million income of its equity in income of the JV Company, respectively, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of March 31, 2024, the Company owned a 42.8% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of March 31, 2024, AOS recorded the net amount of $14.3 million as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and nine months ended March 31, 2024 were $22.4 million and $80.8 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2024 were $2.6 million and $6.3 million, respectively. The purchases by AOS for the three and nine months ended March 31, 2023 were $20.2 million and $106.1 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2023 were $4.0 million and $34.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(11,212)	$(18,907)	$(8,349)	$13,468

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	28,433	27,710	28,022	27,537
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	28,433	27,710	28,022	27,537
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	—	2,039
Weighted average number of common shares used to compute diluted net income (loss) per share	28,433	27,710	28,022	29,576
Net income (loss) per share:
Basic	$(0.39)	$(0.68)	$(0.30)	$0.49
Diluted	$(0.39)	$(0.68)	$(0.30)	$0.46
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Employee stock options and RSUs	1,688	3,152	2,242	281
ESPP	1,008	767	1,046	279
Total potential dilutive securities	2,696	3,919	3,288	560

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2024	2023	2024	2023
Customer A	25.0%	21.0%	26.1%	21.7%
Customer B	46.4%	28.7%	44.8%	35.5%
Customer D	*	17.9%	*	14.1%

	March 31, 2024	June 30, 2023
Percentage of accounts receivable
Customer A	*	15.3%
Customer B	*	17.6%
Customer C	23.9%	13.3%
Customer D	30.6%	30.9%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	March 31, 2024	June 30, 2023
	(in thousands)
Accounts receivable	$62,565	$62,426
Less: Allowance for price adjustments	(49,281)	(39,976)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$13,254	$22,420

Inventories:

	March 31, 2024	June 30, 2023
	(in thousands)
Raw materials	$83,535	$86,620
Work-in-process	88,808	69,426
Finished goods	25,755	27,201
	$198,098	$183,247

Other current assets:

	March 31, 2024	June 30, 2023
	(in thousands)
Value-added tax receivable	$280	$275
Other prepaid expenses	2,911	3,863
Prepaid insurance	693	4,162
Prepaid maintenance	1,496	1,697
Prepayment to supplier	115	10,689
Prepaid income tax	2,326	707
Interest receivable	364	135
Other receivables	419	1,138
	$8,604	$22,666

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2024	June 30, 2023
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	26,970	26,478
Manufacturing machinery and equipment	415,598	398,757
Equipment and tooling	35,553	32,737
Computer equipment and software	51,870	49,890
Office furniture and equipment	3,264	3,087
Leasehold improvements	41,521	38,787
	579,653	554,613
Less: accumulated depreciation and amortization	(308,439)	(272,503)
	271,214	282,110
Equipment and construction in progress	68,301	75,721
Property, plant and equipment, net	$339,515	$357,831

Intangible assets, net:

	March 31, 2024	June 30, 2023
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(15,396)	(12,959)
	4,059	6,496
Goodwill	269	269
Intangible assets, net	$4,328	$6,765

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2024 (Remaining)	$812
2025	3,247
$4,059

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	March 31, 2024	June 30, 2023
	(in thousands)
Prepayments for property and equipment	$3,229	$1,717
Investment in a privately held company	100	100
Customs deposit	651	931
Deposit with supplier	23,342	12,290
Other long-term deposits	37	37
Office leases deposits	1,347	1,274
Other	2,785	3,354
	$31,491	$19,703
Accrued liabilities:

	March 31, 2024	June 30, 2023
	(in thousands)
Accrued compensation and benefits	$15,407	$15,627
Warranty accrual	2,282	1,674
Stock rotation accrual	4,678	5,588
Accrued professional fees	2,188	2,458
Accrued inventory	565	1,597
Accrued facilities related expenses	2,117	2,327
Accrued property, plant and equipment	5,756	6,402
Other accrued expenses	4,138	4,401
Customer deposits	33,085	38,082
ESPP payable	3,371	1,377
	$73,587	$79,533
Short-term customer deposits are payments received from customers for securing future product shipments. As of March 31, 2024, $10.0 million were from Customer A, $8.9 million were from Customer B, and $14.2 million were from other customers. As of June 30, 2023, $13.5 million were from Customer A, $9.2 million were from Customer B, and $15.4 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$1,674	$2,650
Additions	773	2,915
Utilization	(165)	(1,750)
Ending balance	$2,282	$3,815

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$5,588	$4,798
Additions	7,849	9,187
Utilization	(8,759)	(9,904)
Ending balance	$4,678	$4,081
Other long-term liabilities:

	March 31, 2024	June 30, 2023
	(in thousands)
Customer deposits	$22,361	$46,393
Computer software liabilities	1,223	4,644
Other long-term liabilities	$23,584	$51,037

Customer deposits are payments received from customers for securing future product shipments. As of March 31, 2024, $12.0 million were from Customer A, $3.0 million were from Customer B, and $7.4 million were from other customers. As of June 30, 2023, $21.0 million were from Customer A, $11.7 million were from Customer B, and $13.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In March 2024, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.4 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2024 with a maturity date of March 15, 2025. As of March 31, 2024, there was no outstanding balance for this loan.

In December 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.2 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2023, with a maturity date of December 31, 2024. As of March 31, 2024, there was no outstanding balance for this loan.

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of March 31, 2024, there was no outstanding balance for this loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2024, the Borrower was in compliance with these covenants. As of March 31, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $14.0 million as of March 31, 2024. As of March 31, 2024, the outstanding balance of this debt financing was $9.8 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $31.5 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2024 (Remaining)			$2,885
2025			11,664
2026			11,871
2027			14,344
2028			536
Total principal			41,300
Less: debt issuance costs			(63)
Total principal, less debt issuance costs			$41,237

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,614	$29,686	$41,300
Less: debt issuance costs	(30)	(33)	(63)
Total debt, less debt issuance costs	$11,584	$29,653	$41,237

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
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating leases:
Fixed rent expense	$1,356	$1,385	$4,399	$4,298
Variable rent expense	307	279	819	757
Finance lease:
Amortization of equipment	128	128	385	393
Interest	67	83	214	227
Short-term leases
Short-term lease expenses	41	133	128	300
Total lease expenses	$1,899	$2,008	$5,945	$5,975

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2024	June 30, 2023
Operating Leases:
ROU assets associated with operating leases	$24,421	$24,349
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,042)	(657)
Property, plant and equipment, net	$4,091	$4,476

Weighted average remaining lease term (in years)
Operating leases	5.67	6.57
Finance lease	3.50	4.25

Weighted average discount rate
Operating leases	4.91%	4.67%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,804	$4,418
Operating cash flows from finance lease	$214	$227
Financing cash flows from finance lease	$644	$603

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$3,954	$2,859

Future minimum lease payments are as follows as of March 31, 2024 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2024	$1,532	$286
2025	5,954	1,144
2026	5,109	1,144
2027	4,188	1,145
2028	3,691	191
Thereafter	8,322	—
Total minimum lease payments	28,796	3,910
Less amount representing interest	(3,788)	(471)
Total lease liabilities	$25,008	$3,439

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders' Equity and Share-based Compensation
Share Repurchase

In September 2017, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company’s share-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings. As of March 31, 2024, no remaining amount was available under the share repurchase program.

Time-based Restricted Stock Units (“TRSU”)
The following table summarizes the Company's TRSU activities for the nine months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	1,385,065	$32.48	1.73	$45,430,132
Granted	641,493	$22.96
Vested	(475,023)	$30.31
Forfeited	(32,876)	$32.35
Nonvested at March 31, 2024	1,518,659	$29.14	1.85	$33,471,244

Market-based Restricted Stock Units (“MSU”)

In December 2021, the Company granted 1.0 million market-based restricted stock units ("MSUs") to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period January 1, 2025, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 4.94%, expected term of 2.28 years, expected volatility of 61.38% and dividend yield of 0%. The Company recognizes the total compensation cost of the modified MSUs beginning on the modification date over the remaining requisite service periods. The Company recorded $1.1 million of expenses for the three months ended March 31, 2024, and a negative $4.0 million of expenses for the nine months ended March 31, 2024 due to a $6.4 million of reversal of the prior recognized expenses. The Company recorded $2.1 million and $6.2 million of expenses for the three and nine months ended March 31, 2023, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.2 million and $0.8 million of expenses for MSUs during the three and nine months ended March 31, 2024, respectively, and $0.3 million and $3.6 million of expenses for MSUs during the three and nine months ended March 31, 2023.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's MSUs activities for the nine months ended March 31, 2024:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	2,108,000	$25.86	2.96	$69,142,400
Granted	—	$—
Vested	(275,000)	$5.17
Forfeited	(10,000)	$48.44
Nonvested at March 31, 2024	1,823,000	$28.86	3.12	$40,178,920

Performance-based Restricted Stock Units (“PRSUs”)

In March each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.8 million and $2.0 million of expense for these PRSUs during the three and nine months ended March 31, 2024, respectively, and $1.4 million and $4.1 million and for the three and nine months ended March 31, 2023, respectively.

The following table summarizes the Company’s PRSUs activities for the nine months ended March 31, 2024:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	526,714	$32.19	1.78	$17,276,219
Granted	209,250	$21.55
Vested	(123,632)	$30.50
Forfeited	(258,957)	$26.41
Nonvested at March 31, 2024	353,375	$30.71	1.98	$7,788,385
Stock Options
The Company did not grant any stock options during the nine months ended March 31, 2024 and 2023. The following table summarizes the Company's stock option activities for the nine months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2023	319,375	$7.53	0.72	$8,071,631
Exercised	(299,375)	$7.44		$5,406,850
Outstanding at March 31, 2024	20,000	$8.86	0.30	$263,600
Options vested and expected to vest	20,000	$8.86	0.30	$263,600
Exercisable at March 31, 2024	20,000	$8.86	0.30	$263,600

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2024
Volatility rate	64.0%
Risk-free interest rate	5.2%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$1,424	$1,723	$3,140	$5,259
Research and development	2,163	2,987	4,586	8,808
Selling, general and administrative	4,878	5,722	10,348	20,052
	$8,465	$10,432	$18,074	$34,119

As of March 31, 2024, total unrecognized compensation cost under the Company's equity plans was $55.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

10. Income Taxes

The Company recognized income tax expense of approximately $0.6 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense of $0.6 million for the three months ended March 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $2.5 million for the three months ended March 31, 2023 included a $0.03 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2024 and 2023 was $0.6 million and $2.5 million, respectively, and the effective tax rate for the three months ended March 31, 2024 and 2023 was (5.3)% and (15.2)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $10.6 million for the three months ended March 31, 2024 as compared to $16.4 million of pretax book loss for the three months ended March 31, 2023.

The Company recognized income tax expense of approximately $2.6 million and $5.6 million for the nine months ended March 31, 2024 and 2023, respectively. The income tax expense of $2.6 million for the nine months ended March 31, 2024 included a $0.2 million discrete tax expense. The income tax expense of $5.6 million for the nine months ended March 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the nine months ended March 31, 2024 and 2023 was $2.5 million and $5.4 million, respectively, and the effective tax rate for the nine months ended March 31, 2024 and 2023 was (43.4)% and 28.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $5.7 million for the the nine months ended March 31, 2024 as compared to $19.0 million of pretax book income for the nine months ended March 31, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2024, the gross amount of unrecognized tax benefits was approximately $9.5 million, of which $6.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

The Company is not in a position to determine whether the annual revenues may meet and/or cross the 750 million Euro threshold for at least two of the four fiscal years immediately preceding the fiscal year when CIT may apply. The Company continues to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Hong Kong	$123,731	$106,940	$389,018	$438,537
China	19,108	14,360	76,270	58,104
South Korea	326	1,083	9,670	7,622
United States	1,728	4,245	4,128	16,701
Other countries	5,167	5,932	16,892	8,832
	$150,060	$132,560	$495,978	$529,796

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Power discrete	$93,815	$80,962	$324,093	$363,117
Power IC	49,990	47,416	153,032	159,708
Packaging and testing services and other	1,204	552	2,694	3,341
License and development services	5,051	3,630	16,159	3,630
	$150,060	$132,560	$495,978	$529,796

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	March 31, 2024	June 30, 2023
	(in thousands)
China	$109,296	$114,822
United States	251,049	263,083
Other countries	3,591	4,275
	$363,936	$382,180

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2024 and June 30, 2023, the Company had approximately $101.2 million and $127.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of March 31, 2024 and June 30, 2023, the Company had approximately $10.5 million and $9.7 million, respectively, of capital commitments for the purchase of property and equipment.
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
In December 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company's compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company cooperated fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from DOJ in connection with the investigation. In connection with this investigation, DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request. The Company has not shipped any product to Huawei after December 31, 2019.  On January 19, 2024, DOJ informed the Company that it has closed such investigation without any charges. The Company continues to cooperate with the DOC in the ongoing civil investigation. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.
The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2024 and June 30, 2023.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its Bye-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage at a reasonable cost.

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

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on August 29, 2023.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,600 products, and has grown significantly with the introduction of over 60 new products in the fiscal year ended June 30, 2023, and over 130 and 160 new products in the fiscal years ended June 30, 2022 and 2021, respectively. During the nine months ended March 31, 2024, we introduced an additional 80 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 931 patents and 43 patent applications in the United States as of March 31, 2024. We also have a total of 1,009 foreign patents, which were based primarily on our research and development efforts through March 31, 2024. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended March 31, 2024, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
On March 29, 2016, we formed a joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China. As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since we had controlling financial interests until December 1, 2021.

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

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan for $5.4 million, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of March 31, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

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

Principal line items of condensed consolidated statements of income
The following describes the principal line items set forth in our Condensed Consolidated Statements of Income.
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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million, consisting of fees of $18.0 million, $6.8 million and $9.0 million paid to us in the March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. During the three and nine months ended March 31, 2024, we recorded $5.1 million and $16.2 million of license and development revenue, respectively. During the three and nine months ended March 31, 2023, the Company recorded $3.6 million of license and development revenue. As of March 31, 2024, we had recorded a total of $26.1 million of license and development revenue. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

The Company is not in a position to determine whether the annual revenues may meet and/or cross the 750 million Euro threshold for at least two of the four fiscal years immediately preceding the fiscal year when CIT may apply. The Company continues to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

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

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Condensed Consolidated Statements of Income. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment. Instead the total equity method investment balance, including equity method goodwill, is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Income.

Results of Operations
The following tables set forth statements of income, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2024 and 2023. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$150,060	$132,560	100.0%	100.0%	$495,978	$529,796	100.0%	100.0%
Cost of goods sold	114,505	101,774	76.3%	76.8%	365,497	374,841	73.7%	70.8%
Gross profit	35,555	30,786	23.7%	23.2%	130,481	154,955	26.3%	29.2%
Operating expenses
Research and development	23,095	22,578	15.4%	17.0%	68,127	65,435	13.7%	12.4%
Selling, general and administrative	22,964	22,610	15.3%	17.1%	64,611	69,603	13.0%	13.1%
Total operating expenses	46,059	45,188	30.7%	34.1%	132,738	135,038	26.7%	25.5%
Operating income (loss)	(10,504)	(14,402)	(7.0)%	(10.9)%	(2,257)	19,917	(0.4)%	3.7%

Other income (loss), net	308	(513)	0.2%	(0.4)%	(138)	(1,432)	—%	(0.3)%
Interest income (expense), net	271	5	0.2%	—%	774	(1,000)	0.2%	(0.2)%
Net income (loss) before income taxes	(9,925)	(14,910)	(6.6)%	(11.3)%	(1,621)	17,485	(0.2)%	3.2%
Income tax expense	611	2,517	0.4%	1.9%	2,643	5,550	0.5%	1.0%
Net income (loss) before income (loss) from equity method investment	(10,536)	(17,427)	(7.0)%	(13.2)%	(4,264)	11,935	(0.7)%	2.2%
Equity method investment income (loss) from equity investee	(676)	(1,480)	(0.5)%	(1.1)%	(4,085)	1,533	(0.8)%	0.3%
Net income (loss)	$(11,212)	$(18,907)	(7.5)%	(14.3)%	$(8,349)	$13,468	(1.5)%	2.5%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,424	$1,723	0.9%	1.3%	$3,140	$5,259	0.6%	1.0%
Research and development	2,163	2,987	1.4%	2.3%	4,586	8,808	0.9%	1.7%
Selling, general and administrative	4,878	5,722	3.3%	4.3%	10,348	20,052	2.1%	3.8%
Total	$8,465	$10,432	5.6%	7.9%	$18,074	$34,119	3.6%	6.5%

Three and Nine Months Ended March 31, 2024 and 2023
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$93,815	$80,962	$12,853	15.9%	$324,093	$363,117	$(39,024)	(10.7)%
Power IC	49,990	47,416	2,574	5.4%	153,032	159,708	(6,676)	(4.2)%
Packaging and testing services and other	1,204	552	652	118.1%	2,694	3,341	(647)	(19.4)%
License and development services	5,051	3,630	1,421	39.1%	16,159	3,630	12,529	345.2%
	$150,060	$132,560	$17,500	13.2%	$495,978	$529,796	$(33,818)	(6.4)%
The following is a summary of revenue by end market:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$68,655	$38,062	45.8%	28.7%	$210,761	$191,205	42.5%	36.1%
Consumer	23,571	44,568	15.7%	33.6%	78,153	137,017	15.8%	25.9%
Communication	26,820	19,273	17.9%	14.5%	86,811	86,002	17.5%	16.2%
Power Supply and Industrial	24,759	26,475	16.5%	20.1%	101,400	108,601	20.4%	20.5%
Packaging and testing services and other	1,204	552	0.7%	0.4%	2,694	3,341	0.5%	0.6%
License and development services	5,051	3,630	3.4%	2.7%	16,159	3,630	3.3%	0.7%
	$150,060	$132,560	100.0%	100.0%	$495,978	$529,796	100.0%	100.0%

Total revenue was $150.1 million for the three months ended March 31, 2024, an increase of $17.5 million, or 13.2%, as compared to $132.6 million for the same quarter last year. The increase was primarily due to an increase of $12.9 million and $2.6 million in sales of power discrete products and sales of power IC products, respectively, as well as an increase of $1.4 million in license and development services. The increase in power discrete and power IC product sales was primarily due to a 46.9% increase in unit shipments, partially offset by a 23.7% decrease in average selling prices compared to same quarter last year due to a shift in product mix. The increase in revenues was primarily driven by a significant increase in the computing markets, particularly in notebook and motherboard products, partially offset by decreased sales in the consumer market, particularly in gaming products. The revenue of packaging and testing services and other for the three months ended March 31, 2024, as compared to same quarter last year, remained flat. The increase in license and development services for the three months ended March 31, 2024 was related to the license agreement signed in February 2023 with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.

Total revenue was $496.0 million for the nine months ended March 31, 2024, a decrease of $33.8 million, or 6.4%, as compared to $529.8 million for the same period last year. The decrease was primarily due to a decrease of $39.0 million and $6.7 million in sales of power discrete products and sales of power IC products, respectively, as well as a decrease of $0.6 million in revenue of packaging and testing services, offset by an increase of $12.5 million in license and development services. The decrease in power discrete and power IC product sales was primarily due to a 19.1% decrease in average selling prices compared to same period of last year due to a shift in product mix, partially offset by a 12.2% increase in unit shipments. The decrease in revenues was primarily driven by a decrease in the consumer markets, particularly in gaming products, partially offset by an increase in the computing market, particularly in notebook products. The decrease in revenue of packaging and testing services and other for the nine months ended March 31, 2024, as compared to same period last year, was primarily due to decreased demand. The increase in license and development services for the nine months ended March 31, 2024 was related to the license agreement, signed in February 2023, with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$114,505	$101,774	$12,731	12.5%	$365,497	$374,841	$(9,344)	(2.5)%
Percentage of revenue	76.3%	76.8%			73.7%	70.8%
Gross profit	$35,555	$30,786	$4,769	15.5%	$130,481	$154,955	$(24,474)	(15.8)%
Percentage of revenue	23.7%	23.2%			26.3%	29.2%

Cost of goods sold was $114.5 million for the three months ended March 31, 2024, an increase of $12.7 million, or 12.5%, as compared to $101.8 million for the same quarter last year. The increase was primarily due to 13.2% increase in revenue. Gross margin increased by 0.5 percentage points to 23.7% for the three months ended March 31, 2024, as compared to 23.2% for the same quarter last year. The gross margin for the three months ended March 31, 2024, as compared to same quarter last year, remained flat.

Cost of goods sold was $365.5 million for the nine months ended March 31, 2024, a decrease of $9.3 million, or 2.5%, as compared to $374.8 million for the same period last year. The decrease was primarily due to 6.4% decrease in revenue. Gross margin decreased by 2.9 percentage points to 26.3% for the nine months ended March 31, 2024, as compared to 29.2% for the same period last year. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the periods.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$23,095	$22,578	$517	2.3%	$68,127	$65,435	$2,692	4.1%
Research and development expenses were $23.1 million for the three months ended March 31, 2024, an increase of $0.5 million, or 2.3%, as compared to $22.6 million for the same quarter last year. The increase was primarily attributable to a $0.9 million increase in employee compensation and benefit expense mainly due to increased headcount and higher business and medical insurance expenses as well as higher bonus expenses and a $0.8 million in allocation, partially offset by a $0.8 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units and a modification of market-based restricted stock units in September 2023 quarter, as well as a $0.4 million decrease in consulting fees.
Research and development expenses were $68.1 million for the nine months ended March 31, 2024, an increase of $2.7 million, or 4.1%, as compared to $65.4 million for the same period last year. The increase was primarily attributable to a $3.1 million increase in employee compensation and benefit expense mainly due to increased headcount, higher business and medical insurance expenses as well as higher bonus expenses, a $0.7 million increase in depreciation expenses, a $0.9 million increase in product prototyping engineering expense as a result of increased engineering activities, and a $2.3 million in allocation, partially offset by a $4.2 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units due to failure to meet performance objectives and a modification of market-based restricted stock units in current periods, as well as a $0.1 million decrease in recruiting fees
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,964	$22,610	$354	1.6%	$64,611	$69,603	$(4,992)	(7.2)%

Selling, general and administrative expenses were $23.0 million for the three months ended March 31, 2024, an increase of $0.4 million, or 1.6%, as compared to $22.6 million for the same quarter last year. The increase was primarily due to a $0.2 million increase in employee compensation and benefits expenses primarily due to increased headcount and higher bonus expense, offset by lower business insurance expenses, a $0.4 million increase in consulting fees and a $0.9 million increase in allocation, partially offset by a $0.8 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units and a modification of market-based restricted stock units in September 2023 quarter and $0.4 million decrease in legal fees.

Selling, general and administrative expenses were $64.6 million for the nine months ended March 31, 2024, a decrease of $5.0 million, or 7.2%, as compared to $69.6 million for the same period last year. The decrease was primarily attributable to a $9.7 million decrease in share-based compensation expense as a result of a cancellation of performance-based restricted stock units due to failure to meet performance objectives and a modification of market-based restricted stock units in current periods, partially offset by a $0.5 million increase in employee compensation and benefit expense mainly due to increased headcount and higher bonus expenses, offset by lower business insurance expenses, a $0.9 million increase in consulting fees, $0.6 million increase in audit and tax consulting fees, a $0.3 million increase in depreciation expenses, a $0.5 million increase in facility expenses as a result of more rent expenses, and $1.9 million increase in allocation.

Other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$308	$(513)	$821	(160.0)%	$(138)	$(1,432)	$1,294	(90.4)%
Other income (loss), net increased in the three and nine months ended March 31, 2024 as compared to the same periods last year primarily due to decrease in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Interest income (expense), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income (expense), net	$271	$5	$266	5,320.0%	$774	$(1,000)	$1,774	(177.4)%

Interest income (expense), net increased by $0.3 million during the three months ended March 31, 2024 as compared to the same quarter last year primarily due to a $0.3 million decrease in interest expense as a result of less outstanding loan balance in current quarter.

Interest income (expense), net increased by $1.8 million during the nine months ended March 31, 2024 as compared to the same period last year was primarily due to a $1.3 million increase in interest income as a result of higher interest rate and a $0.5 million decrease in interest expense as a result of less outstanding loan balance in the current periods.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$611	$2,517	$(1,906)	(75.7)%	$2,643	$5,550	$(2,907)	(52.4)%

The Company recognized income tax expense of approximately $0.6 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense of $0.6 million for the three months ended March 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $2.5 million for the three months ended March 31, 2023 included a $0.03 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2024 and 2023 was $0.6 million and $2.5 million, respectively, and the effective tax rate for the three months ended March 31, 2024 and 2023 was (5.3)% and (15.2)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $10.6 million for the three months ended March 31, 2024 as compared to $16.4 million of pretax book loss for the three months ended March 31, 2023.

The Company recognized income tax expense of approximately $2.6 million and $5.6 million for the nine months ended March 31, 2024 and 2023, respectively. The income tax expense of $2.6 million for the nine months ended March 31, 2024 included a $0.2 million discrete tax expense. The income tax expense of $5.6 million for the nine months ended March 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the nine months ended March 31, 2024 and 2023 was $2.5 million and $5.4 million, respectively, and the effective tax rate for the nine months ended March 31, 2024 and 2023 was (43.4)% and 28.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $5.7 million for the nine months ended March 31, 2024 as compared to $19.0 million of pretax book income for the nine months ended March 31, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2001 to 2023 remain open to examination by U.S. federal and state tax authorities. The tax years 2017 to 2023 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2024, the gross amount of unrecognized tax benefits was approximately $9.5 million, of which $6.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In March 2024, one of the Company's subsidiaries in China entered into a line of credit facility with Bank of Communications Limited in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.4 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2024 with a maturity date of March 15, 2025. As of March 31, 2024, there was no outstanding balance for this loan.

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-month engineering support for our proprietary SiC technology to the supplier for a total fee of $45.0 million, consisted of an upfront fees of $18.0 million, $6.8 million and $9.0 million paid to us in the March, July 2023 and February 2024, respectively, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In December 2023, one of the Company's subsidiaries in China entered into a line of credit facility with Industrial and Commercial Bank of China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.2 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2023, with a maturity date of December 31, 2024. As of March 31, 2024, there was no outstanding balance for this loan.

In September 2023, one of the Company's subsidiaries in China entered into a line of credit facility with China Construction Bank. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.8 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2023 with a maturity date of September 8, 2025. As of March 31, 2024, there was no outstanding balance for this loan.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $14.0 million as of March 31, 2024. As of March 31, 2024, the outstanding balance of this debt financing was $9.8 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted Secured Overnight Financing Rate ("SOFR)" plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $31.5 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the SOFR plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2024, the Borrower was in compliance with these covenants. As of March 31, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

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
Cash, cash equivalents and restricted cash
As of March 31, 2024 and June 30, 2023, we had $174.6 million and $195.6 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $174.6 million and $195.6 million cash, cash equivalents and restricted cash, $89.2 million and $108.2 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$18,591	$48,654
Net cash used in investing activities	(28,593)	(90,603)
Net cash used in financing activities	(10,923)	(6,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(121)
Net decrease in cash, cash equivalents and restricted cash	$(21,008)	$(48,487)

Cash flows from operating activities
Net cash provided by operating activities of $18.6 million for the nine months ended March 31, 2024 resulted primarily from net loss of $8.3 million and non-cash expenses of $61.2 million, partially offset by net changes in assets and liabilities using cash of $34.2 million. The non-cash expenses of $61.2 million primarily included $18.1 million of share-based compensation expense, $39.8 million of depreciation and amortization expenses, $4.1 million of loss from equity investment and $0.9 million of deferred income taxes. The net changes in assets and liabilities of $34.2 million were primarily due to a $4.3 million decrease in accounts payable due to timing of payments, and $0.4 million decrease in deferred revenue, a $14.9 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, a $0.9 million decrease in income taxes payable, and a $28.9 million decrease in accrued and other liabilities, partially offset by a $9.2 million decrease in accounts receivable as a result of timing of the shipments and payments collected, a $3.6 million decrease in other current and long-term assets due to decrease in advance payments to vendors, and a $2.3 million increase in net payable to equity investee.
Net cash provided by operating activities of $48.7 million for the nine months ended March 31, 2023 resulted primarily from net income of $13.5 million and non-cash expenses of $63.2 million, partially offset by net changes in assets and liabilities using cash of $28.0 million, The non-cash expenses of $63.2 million primarily included $34.1 million of share-based compensation expense, $31.2 million of depreciation and amortization expenses, $0.4 million of loss on disposal of property and equipment, $1.5 million of income from equity investment and $1.0 million of deferred income taxes. The net changes in assets and liabilities of $28.0 million were primarily due to a $10.6 million decrease in net payable to equity investee, a $21.6 million decrease in accounts payable due to timing of payments, a $21.7 million increase in inventories as a result of our inventories built up for preparation of uncertainty of supply chains, $7.8 million increase in other current and long-term assets due to increase in advance payments to vendors, and a $29.4 million decrease in accrued and other liabilities, partially offset by a $46.2 million decrease in accounts receivable as a result of timing of the shipments and payments collected, a $14.4 million increase in deferred revenue, and a $2.5 million increase in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $28.6 million for the nine months ended March 31, 2024 was primarily attributable to $29.8 million in purchases of property and equipment, partially offset by $0.8 million government grants related to fixed assets and $0.4 million of proceeds from the sale of property and equipment.
Net cash used in investing activities of $90.6 million for the nine months ended March 31, 2023 was primarily attributable to $91.3 million in purchases of property and equipment, partially offset by $0.6 million government grants related to fixed assets.
Cash flows from financing activities
Net cash used in financing activities of $10.9 million for the nine months ended March 31, 2024 was primarily attributable to $8.6 million in repayments of borrowings, $0.6 million in payment of finance lease obligations, and $7.3 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $5.7 million of proceeds from exercise of stock options and ESPP.
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
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no off-balance sheet arrangements.
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

ITEM 4. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Control over Financial Reporting
Other than the remedial measures described above, there have not been any significant changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, the DOJ commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” by the DOC in May 2019. The Company has been cooperating fully with federal authorities in the investigation. In connection with this investigation, DOC previously requested the Company to suspend shipments of its products to Huawei. The Company complied with such request, and the Company has not shipped any product to Huawei after December 31, 2019. On January 19, 2024, DOJ informed the Company that it has closed such investigation without any charges. The Company continues to cooperate with the DOC in the ongoing civil investigation. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.

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

May 8, 2024

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)