Form 10-K
period 2024-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2024-08-23
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2023 was approximately $607 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2023 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 28,973,288 shares of the registrant's common shares outstanding as of July 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2024.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2024

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,700 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2024, and over 60 and 130 new products in the fiscal years ended June 30, 2023 and 2022, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 930 issued patents and 52 pending patents in the United States as of June 30, 2024. We also have a total of 1,025 foreign patents, which were based primarily on our research and development efforts through June 30, 2024. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2024, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs for the home appliance market, as well as power ICs for next generation computing and gaming applications.

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

On March 29, 2016, we entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since we had controlling financial interest until December 1,

2021. As of December 2, 2021, we ceased having control over the JV Company. Therefore, we deconsolidated the JV Company as of that date. Subsequently, we have accounted for its investment in the JV Company using the equity method of accounting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of the JV to investors in January 2022. In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased our percentage of equity ownership in the JV Company by 0.54%. As of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by us was 42.8%. While we no longer control the JV Company, the JV Company continued to provide us with significant level of foundry capacity to enable us to develop and manufacture our products, including a commitment to provide us with a monthly wafer production capacity until December 2023, and additional commitment to provide wafer capacity after December 2023 if the JV Company’s production capacity reaches certain specified level.

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

The evolution toward smaller form factors and complex power requirements in the low voltage areas has driven further integration in power semiconductors, resulting in power ICs that incorporate the functionalities of both power management and power delivery in a single device. Power ICs can be implemented by incorporating all necessary power functions either on one piece of silicon or multiple silicon chips encapsulated into a single device. Additionally, advancements in semiconductor packaging technology enable increased power density and shrinking form factors.

Our business and operational model is based on achieving a balance between technological advancement and cost effectiveness by using a dedicated in-house technology research and development team to drive rapid new product developments, while utilizing both in-house and third-party foundry capacity for our products. This is particularly important in the development of power semiconductor products due to the unique nature of their technology. While digital technologies are highly standardized in leading foundries, power semiconductor technologies tend to be more unique as they seek to accommodate a wider range of voltage applications. Accordingly, third-party foundries, which are primarily designed and established for digital technologies, may have limited capabilities when it comes to the development of new power semiconductor technologies.
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

Although our largest end-market is the personal computing (“PC”) market, we have successfully diversified our business by expanding into other markets, including consumer, communications, and power supply and industrial markets. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our PC business by expanding bill-of-material content, gaining market share, and acquiring new customers.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,700 products and we have introduced over 100 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. This includes expanding our power IC portfolio with multiphase controllers and smart power stages to address advanced System on Chip (SoC) products used in personal computing, graphics cards, and gaming.
Leverage our power semiconductor expertise to drive new technology platforms

We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions because of our extensive pool of experienced scientists and engineers and our strong IP portfolio. Accordingly, we intend to leverage our expertise to increase the number of power discrete technology platforms and power IC designs, including future digital power controller products that are currently under development, to expand our product offerings and deliver complete power solutions for our targeted applications. In addition, our ability to develop new technology is enhanced by the operation of our own manufacturing facilities in Oregon and our close partnership with the JV.

Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs that are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs that have traditionally been responsible for manufacturing these products. We are also focusing on developing and solidifying relationships with certain Tier 1 customers, whose reputation, resources and market share may enable us to generate more significant sales and design wins. While OEMs typically focus design efforts on flagship products, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which are sold directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, thereby increasing the number of our products used within their systems, and leveraging relationships to penetrate other products. In addition, we are focusing our research and development efforts to respond more directly to market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.
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

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. Our DrMOS and smart power stage (SPS) family of products continue to grow as we paired our latest high performance MOSFET silicon with our latest Driver IC and smart driver technologies. We continue to expand our EZBuck power IC family with products that feature lower on-resistance, less power consumption, smaller footprint and thermally enhanced packages as well. Our smart load switch products have expanded beyond basic load switched to include specialized applications like Type C and eFuse. Success has been driven by increased power density and protection to discrete solutions. Sale of power ICs continued to gain traction during the past years especially with the expansion of our driver and multiphase controller product lines. We introduced higher voltage drivers to expand success beyond PCs to motor drive applications such as power tools and garden equipment. We have also made a major investment in R&D to enter the multiphase controller market in 2020 with the introduction of the Intel IMVP 9.1 controller for notebooks. Since then, AOS has released or is designing in several multiphase controller families serving Intel, AMD and Nvidia. Introduction of these multiphase controllers has enabled AOS to become a complete solution level provider, across multiple compute platforms from PCs, graphics cards to AI and datacenter.

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

During the fourth quarter of fiscal year of 2024, we expanded our package portfolio options available for the second generation 650V to 1200V αSiC MOSFETs. These new package selections give designers the added flexibility of multiple system optimization options to further maximize system efficiency while streamlining their manufacturing process. We introduced industry’s lowest quiescent power multiphase Vcore solution for computing systems. This new Vcore solution offers low quiescent power in all power states to maximize battery life. Also, we introduced innovatively designed, space-saving half-bridge MOSFET for DC-DC applications. In addition, we introduced ultra-low capacitance TVS diode series. This is ideal to protect high-speed serial interfaces that are used in a broad range of electronic systems. Moreover, we introduced a 20V, 7A type-C sourcing protection switch designed to enhance USB type-C efficiency and safety.

During the third quarter of fiscal year of 2024, we introduced XSPairFET™ Buck-Boost MOSFET for higher power USB PD 3.1 EPR applications. This reduces board space and improves power density to achieve the high-efficiency performance goals designers have set for this widely adopted USB-PD Type C application. Also, we announced application-specific EZBuck™ regulator to power intel meteor lake and arrow lake platforms. We launched 3-phase driver IC to increase battery life of cordless power tools and E-mobility. In addition, we announced innovatively designed double-sided cooling DFN 5x6 package to meet a wide variety of high-performance application requirements. Moreover, we released αMOS5™ 600V FRD 95mohm and 125mohm super junction MOSFET which are designed to meet the high efficiency and high-density needs of servers, workstations, telecom rectifiers, solar Inverters, EV charging, motor drives and industrial power applications.

During the second quarter of fiscal year of 2024, we released our state-of-the-art automotive TO-leadless (TOLL) package for the company’s automotive grade 80V and 100V MOSFETs. This TOLL package helps designers meet the ongoing trend to electrify vehicles with the latest battery technology to meet clean energy zero-emission goals.

During the first quarter of fiscal year of 2024, we announced ultra-low reverse working voltage TVS diodes for USB4 and thunderbolt 4 ESD protection. This feature can provide a faster response time compared to conventional snap-back devices, enabling it to absorb ESD energy extremely quickly to avoid damage to the IC and surrounding components. Also, we introduced MRigidCSP™ package technology strengthening our battery management MOSFETs. In addition, we announced application-specific EZBuck™ regulator to power 5V system rails.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under our agreements with distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2024, 2023 and 2022, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 46.0% and 25.0% of our revenue, respectively, for the fiscal year ended June 30, 2024, 35.6% and 21.6% of our revenue, respectively, for the fiscal year ended June 30, 2023, and 39.7% and 24.6% of our revenue, respectively, for fiscal year ended June 30, 2022, respectively.
Sales and marketing

Our marketing division is responsible for identifying high growth markets and applications where we believe our technology can be effectively deployed. We believe that the technical background of our marketing team, including application engineers, helps us better define new products and identify potential end customers and geographic and product market opportunities. For example, as part of our market diversification strategy, we have deployed and plan to recruit more, field application engineers, or FAEs, for our new product offerings, providing real-time and local response to our end customers' needs. FAEs work with our end customers to understand their requirements and resolve technical problems. FAEs also strive to anticipate future customer needs and facilitate the design-in of our products into the end products of our customers. We believe this strategy increases our share of revenue opportunities within the applications we currently serve, as well as in new end-market applications.

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
 Seasonality

As we provide power semiconductors used in consumer electronic products, our business is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market trends and conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons.
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
Research and development

We view technology as a competitive advantage, and we invest significant time and capital in research and development to address the technology-intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2024, 2023 and 2022 were $89.9 million, $88.1 million and $71.3 million, respectively. Our research and development expenditures primarily consist of salaries, bonuses, benefits, share-based compensation expense, expenses associated with new product prototypes, travel expenses, fees for engineering services provided by outside contractors and consultants, amortization of software and design tools, depreciation of equipment and overhead costs. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Texas, Arizona, Korea, Taiwan, and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources in developing and enhancing our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. Our efforts to develop innovative packaging technologies continues to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2024, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

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
Wafer fabrication

Our Oregon Fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries. During the past three years, we have gradually reduced our reliance on third-party foundries and increased allocation of capacity to our Oregon Fab and Chongqing JV Fab. On July 12, 2022, we entered into an agreement with the JV Company for the Chongqing Fab, pursuant to which the JV Company committed to provide us with a monthly wafer production capacity until December 2023, and additional commitment to provide wafer capacity after December 2023 if the JV Company’s production capacity reaches certain specified level. Currently our main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, ("HHGrace") located in Shanghai. HHGrace has been manufacturing wafers for us since 2002. HHGrace manufactured 3.8%, 9.6% and 10.3% of the wafers used in our products for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45 million, consisting of fees of $18.0 million, $6.8 million and $9.0 million paid to us in the March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2024, we had 930 patents issued in the United States, of which 927 were based on our research and development efforts and 3 were acquired, and these patents are set to expire between 2024 and 2042. We also had a total of 1,025 foreign patents, including 468 Chinese patents, 506 Taiwanese patents, 27 Korean patents, 4 Hong Kong patents, 5 Philippine patents, 8 Japanese patents, 3 Europe patent and 4 India patent as of June 30, 2024. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2024 and 2042. In addition, as of June 30, 2024, we had a total of 159 patent applications, of which 52 patents were pending in the United States, 79 patents were pending in China, 23 patents were pending in Taiwan and 5 patents were pending in other countries.

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
Human Capital Resources

As of June 30, 2024, we had 2,332 employees, of whom 745 were located in the United States, 1,409 were located in China, and 178 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

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

We commit to a fair and living wage for all employees. We offer competitive compensation and benefits packages for our employees that include a combination of base salary, annual bonus, discretionary bonus for outstanding achievements, an employee stock purchase plan, time-based and performance-based long-term equity compensation. Our equity related compensation programs are designed to motivate and incentivize our employees and align their rewards to financial and other business performance goals, while increasing our shareholder value. We have an established Employee Recognition Award program which is regularly utilized to recognize the outstanding achievements of employees and teams that go above and beyond to achieve AOS business goals. In addition, we have engaged nationally-recognized outside independent compensation consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executives and other officers and to provide benchmarks for executive compensation as compared to peer companies.
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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2024, 2023 and 2022, we were in compliance with the related conflict minerals rule.

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
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2024. There are no family relationships between any executive officers, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Stephen C. Chang	47	Chief Executive Officer and Director
Mike F. Chang, Ph.D.	79	Executive Chairman and Chairman of the Board
Yifan Liang	60	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	55	Chief Operating Officer
Bing Xue, Ph.D.	60	Executive Vice President of Worldwide Sales and Business Development

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

Mike F. Chang, Ph.D., is the founder of our company and serves as our Executive Chairman. Dr. Chang served as Chief Executive Officer since the founding of our company until March 2023. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a global manufacturer and supplier of discrete and other power semiconductors, or Siliconix, from 1998 to 2000. Dr. Chang also held various management positions at Siliconix from 1987 to 1998. Earlier in his career, Dr. Chang focused on product research and development in various management positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.

Yifan Liang has been serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang served as our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer since October 2006, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang became our company's corporate controller in August 2004. Prior to joining us, Mr. Liang held various positions at PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC’s San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

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
•The DOC government investigation and evolving export control regulations may adversely affect our financial performance and business operations.
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
•The continuing trade tensions between the U.S. and China may result in increased tariffs on imported goods from China could adversely affect our business operations.
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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs. Our revenue from the PC markets accounted for approximately 43.0%, 35.2% and 44.5% of our total revenue for the years ended June 30, 2024, 2023 and 2022, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad. In the past we experienced a significant reduction in the demand for our products due to the declining PC markets, which negatively impacted our revenue, profitability and gross margin. While we experienced a surge of demand in the PC market as a result of the COVID-19 pandemic and related events, such demand has returned to normal level and declined due to an industry-wide inventory correction and the ensuing downturn in the semiconductor industry from late 2022 to the end of 2023 and early 2024. While we believe the negative impact of inventory correction has gradually subsided in mid-2024, we cannot predict how and when the market will be fully recovered. We have implemented measures and strategies to mitigate the effect of such a downturn. These measures and strategies may not be sufficient or successful, in which case our operating results may be adversely affected.

Our strategy of diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

As part of the growth strategy to diversify our product portfolio and in response to the decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including merchant power supplies, power supplies, flat panel TVs, smart phones, tablets, gaming consoles, lighting, datacom, telecommunications, home appliances and industrial motor controls. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles. Therefore, if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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
•changes in the utilization of our in-house manufacturing capacity and the availability of manufacturing capacity at third-party foundries and the JV Company;
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

In addition, because our power semiconductors are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by a number of factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent year, broad fluctuations in the semiconductor markets and the global economic conditions, in particular the decline of the PC market conditions, as well as the COVID-19 pandemic, have had a more significant impact on our results of operations, than seasonality, and have made it difficult to assess the impact of seasonal factors on our business.

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
We invest significant capital and resources to compete with other power semiconductor companies to win competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract from or delay the completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot be assured that these efforts would result in a design win, that our product would be incorporated into an end customer's initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business and improve our financial results will be harmed.
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

The allocation of our wafer production between in-house facility and third-party foundries may fluctuate from time to time. We expect to continue to rely in part on third party foundries to meet our wafer requirements. Although we use several independent foundries, our primary third-party foundry is HHGrace, which manufactured 3.8%, 9.6% and 10.3% of the wafers used in our products for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

We formed the JV Company in 2016 which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing. The JV Company is our subcontractor that provides us with foundry capacity to develop and manufacture our products and to enhance our market position in China. While we retained control over the JV Company from inception of 2021, we lost control over the JV Company in December 2021 as our equity interest in the JV Company has been diluted through the issuances of additional equity securities by the JV Company and other transactions.

Because we no longer have a controlling interest in the JV Company, the JV Company is operating and will continue to operate more independently, and our influence on all aspects of the JV Company’s business operations will be diminished. Accordingly, we might not be able to prevent the JV Company from taking actions adverse to our interests. For example, while we remain a major customer of the JV Company, the JV Company may decide to enter into business relationships with other customers and allocate foundry capacities to such customers, which may prevent us from securing a desirable or sufficient level of manufacturing capacity for our products. Although the JV Company has previously agreed to provide us with a guaranteed capacity on a monthly basis, such guarantee has expired and we are in the process of negotiating a new arrangement with the JV Company to provide us with capacity. There is no guarantee that we will be successful in renewing the capacity agreement, and even if we do, there is no guarantee that we will obtain favorable pricing or service terms, or that such capacity will be sufficient, which may adversely affect our results of operations.

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

We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 71.0%, 57.2% and 64.3% of our revenue for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. We currently have effective agreements with Promate and WPG to serve as our distributors, and such agreement is renewed automatically for one-year period continuously unless terminated earlier pursuant to the terms of such agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, forecasted distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $41.7 million and $40.0 million at June 30, 2024 and 2023, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2024 and 2023 were $4.7 million and $5.6 million, respectively.
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
•compliance with local and regional legal and regulatory requirements; and
•operation stoppage due to the city-wide lockdown in response to public health emergencies or pandemics.

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

In the past we have experienced cybersecurity incidents and threats against our information technology systems. While these incidents and attacks did not have a material adverse effect on our business operation or results of operations, they caused temporary disruptions and interfered with our operations. Any cybersecurity breach and financial loss may also have a negative impact on our internal control over financial reporting. While we have implemented additional measures to enhance our security protocol to protect our system and intend to do so in response to any threats, there is no guarantee that future attacks would be thwarted or prevented. We also expect to incur additional costs and expenses to upgrade our information technology system and establish additional protective measures to prevent future breaches. Furthermore, despite our efforts to investigate, improve and remediate the capability and performance of our information technology system, we may not be able to discover all weaknesses, breaches and vulnerabilities, and failure to do so may expose us to higher risk of data loss and adversely affect our business operations and results of operations.
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

Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2024, we owned 930 issued U.S. patents expiring between 2024 and 2042 and had 52 pending patent applications with the United States Patent and Trademark Office. In addition, we own patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

As is typical in the semiconductor industry, we or our customers have received and may continue to receive claims of infringement from time to time or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties that may cover some of our technology, products and services or those of our end customers. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights which has resulted in protracted and expensive arbitration and litigation for many companies. Patent litigation has increased in recent years due to increased assertions made by intellectual property licensing entities or non-practicing entities and increasing competition and overlap of product functionality in our markets.

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

The current government investigation by Department of Commerce (“DOC”) and evolving export control regulations may adversely affect our business operations.

As previously disclosed, the Company has continued to respond to inquiries and requests for documents and information from Department of Commerce (“DOC”) in connection with an investigation into the Company’s export control practices and DOC is currently reviewing this matter. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.

The ongoing government investigations into our export control compliance also subject us to a number of financial and business risks. We expect to incur significant costs and expenses, including legal fees, in connection with our effort to respond to the government investigation. Furthermore, the management has diverted its resources and time in response to the investigation, and might not be able to fully engage with the core operation and objectives of our business activities. Finally, while we are fully cooperating with the government in the investigation, we are not able to predict its timing and outcome. In the event that the government decides to bring enforcement action or impose fines against us, it will result in a material adverse effect on our business operations, our financial conditions and our reputation.

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

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis similar to the COVID-19 pandemic could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
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

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls, our business, the results of operations, financial condition and/or the value of our stock may be adversely impacted. In addition, if we identify material weakness in our internal control process, we may be required to incur additional costs to implement remedial measures, and public disclosure of material weaknesses may adversely affect the investors’ confidence in the quality of our financial disclosures, which may negatively impact trading price of our stock.
We are subject to the risk of increased income taxes and changes in existing tax rules.

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan, India and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was (138.1)%, 30.1% and 7.9% for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

Further, the U.S. Congress, the EU, the OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or “BEPS”. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, being referred to as “BEPS 2.0”, which focuses on two “pillars” of reform. Pillar 1 is focused on global profit allocation and changing where large multinational corporations pay taxes, and pillar 2 includes a global minimum tax rate. The OECD published detailed blueprints of its proposals for pillar 1 and pillar 2 on October 14, 2020. In 2021, the OECD announced that more than 140 member jurisdictions (including the United States and Bermuda) have politically committed to potential changes to the international corporate tax system, including enacting a minimum tax rate of at least 15% as part of the OECD's "Pillar Two" initiative. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring member states to enact local legislation. We will continue to monitor countries' laws with respect to the OECD model rules and the Pillar Two global minimum tax. We do not believe Pillar Two has any material effect on us at this time, and the effects of any future legislation in this area are not yet reasonably estimable, but if such legislation is enacted in the future, it could have a material effect on our provision for income taxes, our financial results, and our earnings and cash flows. As a result of the focus on the taxation of multinational corporations, the tax laws in the countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

Our parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million Euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our June 30, 2024 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Act may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

Prior to the Tax Act, we did not believe that we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own under the attribution rules, more than 50% of the voting power or value of a non-U.S. corporation. Under the Tax Act, however, because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries may be classified as CFCs with respect to any single 10% U.S. shareholder, even without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than 50% of the voting power or value of the Company. Our 10% or greater U.S. shareholders should consult their individual tax advisors for advice regarding the Tax Act’s revision to the U.S. Federal tax law applicable to owners of CFCs.
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

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. On June 28, 2018, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce of the PRC (the “MOC”) published the Special Administrative Measures for Market Access of Foreign Investment (Negative List) (2018 Edition), which identifies specific sectors where foreign investors will be subject to special administrative measures. The Negative List has been updated three times in June 2019, June 2020 and December 2021. The current effective Negative List (2021 Edition) took effect on January 1, 2022.

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

The transfer of funds from us to our China subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by the China's governmental authorities, including the State Administration of Foreign Exchange, (SAFE), the State Administration for Market Regulation (SAMR), and/or the relevant examination and approval authority. Our subsidiaries may also experience difficulties in converting our capital contributions made in foreign currencies into RMB due to changes in the China's foreign exchange control policies. Therefore, it may be difficult to change capital expenditure plans once the relevant funds have been remitted from us to our China subsidiaries. These limitations and the difficulties our China subsidiaries may experience on the free flow of funds between us and our China subsidiaries could restrict our ability to act in response to changing market situations in a timely manner.
China's currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of China.

A significant portion of our business is conducted in China where the currency is the Renminbi. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign‑invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. A Chinese company must pay 10% of its annual after-tax profits into the statutory reserve fund to fund the statutory reserve fund unless it has reached 50% of the registered capital of the company. Where the accumulative amount of the company’s statutory reserve is not enough to make up for the losses of the previous year, the current year’s profits must first be used to make up for the losses before the statutory reserve is accrued.
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
As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. Such restricted portion amounted to approximately $93.5 million, or 10.5% of our total consolidated net assets attributed to the Company as of June 30, 2024. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

The PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, which was amended on December 28, 2012 and the amended law became effective on July 1, 2013, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain termination decisions be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $19.55 to high of $37.38 from July 1, 2023 to June 30, 2024. At July 31, 2024, the trading price of our common shares was $41.40. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

Item 1B.Unresolved Staff Comments
None.

Item 1C        Cybersecurity
Risk Management and Strategy

We recognize the importance of managing cybersecurity threats and risks related to our business, and we have adopted a multi-faceted and proactive strategy to identify, evaluate, address, respond and neutralize cybersecurity threats and attacks. We employ a combination of technical solutions, security policies and procedures, employee training programs, and regular security audits to enhance and fortify our defenses. We utilize advanced monitoring tools and anomaly detection systems to swiftly identify any suspicious activities or deviations from normal operation. Our security infrastructure includes firewalls, intrusion detection systems, encryption protocols, and access controls to protect our systems and data from unauthorized access or malicious attacks. In the event of a security incident, we have established incident response procedures to contain the threat, minimize the impact, and restore normal operations as quickly as possible. We also conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect our information systems that are vulnerable to such cybersecurity threats.

Our cybersecurity team plays a critical role in managing our cybersecurity risk. They oversee security controls and orchestrate our response to incidents on a day-to-day basis, including threats arising internally or from our vendors, suppliers or other third parties that we conduct business with. In addition, we have developed and implemented information security policies, standards, procedures and security guidelines that are based on industry standards, particularly the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Furthermore, we have implemented and maintained employee policies design to reduce risk of cyber-attacks and educate employees on protocol in the event of a potential cybersecurity incident.

We use third-party service providers in various functions throughout our business. We have implemented stringent processes to oversee and manage cybersecurity risk with these third parties, which includes risk assessment activities, enforcement of policies to ensure compliance with current cybersecurity standards and monitoring activities, and periodic review of potential cyber breaches announcements made by the third-party service providers.

Currently we are not aware of any risks from cybersecurity threats that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have a material effect. However, cyber-attacks are increasing in frequency, sophistication and intensity, and despite our ongoing efforts we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.

Governance

Our management team, including our cybersecurity team, are responsible for day-to-day implementation, assessment, and management of our cybersecurity risk management processes. Our cybersecurity team includes Vice President of Information Technology and Information Security Officer with a team of eight full-time information technology professionals and several outside security vendors to manage our information security program. Our Vice President of Information Technology and Information Security Officer have served in various roles in information technology and information security, and together they have over 55 years of experience in this field. The cybersecurity management team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our Chief Executive Officer and Chief Financial Officer, as well as our Board of Directors.

Our Board of Directors (the “Board”) plays an active role in overseeing and managing the Company’s cybersecurity risks. The Audit Committee of the Board has established a Cybersecurity Subcommittee for the purpose of assessing, analyzing and managing the Company’s key cybersecurity and information technology risks, and to ensure that our systems are adequate to protect against security breach and effectively safeguard the Company’s IT infrastructure, assets, intellectual property, and data. The roles and responsibilities of the Cybersecurity Subcommittee are determined, from time to time, by the Audit Committee. The Cybersecurity Subcommittee meets quarterly with our management team to discuss various matters relating to IT and cybersecurity risks, and our senior management team communicates and coordinates directly with the Cybersecurity Subcommittee in the event of any cybersecurity incident. The Cybersecurity Subcommittee is given the following responsibilities:

•Oversight of policies, procedures, plans, and execution intended to provide security, confidentiality, availability, and integrity of the information.
•Oversight of the quality and effectiveness of the Company’s policies and procedures with respect to its IT systems;
•Review and oversight on policies and procedures of the Company in preparation for responding to cybersecurity incidents.
•Oversight of risks related to IT systems and processes, including privacy, network security and data security, and any internal audits of such systems and processes.

•Review and oversight of preparation of the Company’s public disclosures, including SEC filings, relating to the Company’s IT systems, including privacy, network security, and data security, and
•Report to the Audit Committee and the Board of significant and material cybersecurity incidents.

Item 2.    Properties
As of July 31, 2024, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	252,950	Wafer fabrication facility

Building 1/2 and 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	221,301	Packaging and testing, manufacturing support

Building 1,2,3 No.135 Rongkang Road, Songjiang Export Process Zone, Area B, Songjiang, Shanghai,China 201614	250,198	Packaging and testing, manufacturing support
We believe that our current facilities are adequate and that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.Legal Proceedings

As previously disclosed, the Company continues to cooperate with the Department of Commerce (“DOC”) in connection with its ongoing investigation of the Company’s export control practices. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2024, there were approximately 144 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal years ended June 30, 2024, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
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

During the fourth quarter of fiscal year 2024, the Company did not repurchase any common shares.

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
Overview

We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,700 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2024, and over 60 and 130 new products in the fiscal years ended June 30, 2023 and 2022, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 930 patents and 52 patent applications in the United States as of June 30, 2024. We also have a total of 1,025 foreign patents, which primarily were based on our research and development efforts through June 30, 2024. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment. During fiscal year 2024, we accelerated the development of new technology platforms which allowed us to introduce 36 medium and high voltage MOSFET products, targeting primarily the industrial markets and computing marketing, as well as 17 low voltage MOSFET products primarily for the computing market. In addition, we introduced 37 Power IC new products for computing applications, communication and consumer markets.

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

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

We reduced our ownership of the JV Company to below 50% to increase the flexibility of the JV Company to raise capital to fund its future expansion. The JV Company is also contemplating an eventual listing on the Science and Technology Innovation Board, or STAR Market, of the Shanghai Stock Exchange. The reduction of our ownership assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products. On July 12, 2022, the current shareholders of the JV Company entered into a shareholders contract, pursuant to which the JV Company committed to provide us with a monthly wafer production capacity until December 2023, and additional commitment to provide wafer capacity after December 2023 if the JV Company’s production capacity reaches certain specified level.
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

Erosion and fluctuation of average selling price: Erosion of average selling prices of established products is typical in our industry. Consistent with this historical trend, we expect our average selling prices of our existing products to decline in the future. However, in the normal course of business, we seek to offset the effect of declining average selling price by introducing new and higher value products, expanding existing products for new applications and new customers and reducing the manufacturing cost of existing products. These strategies may cause the average selling price of our products to fluctuate significantly from time to time, thereby affecting our financial performance and profitability.

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

Distributor ordering patterns, customer demand and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlook and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. In recent periods, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the changing PC market conditions, have had a more significant impact on our results of operations than seasonality. Furthermore, our revenue may be impacted by the level of demand from our major customers due to factors outside of our control. If these major customers experience significant decline in the demand of their products, encounter difficulties or defects in their products, or otherwise fail to execute their sales and marketing strategies successfully, it may adversely affect our revenue and results of operations.
Principal line items of statements of operations
The following describes the principal line items set forth in our consolidated statements of operations:
Revenue

We generate revenue primarily from the sale of power semiconductors, consisting of power discretes and power ICs. Historically, a majority of our revenue has been derived from power discrete products. Because our products typically have three-year to five-year life cycles, the rate of new product introduction is an important driver of revenue growth over time. We believe that expanding the breadth of our product portfolio is important to our business prospects, because it provides us with an opportunity to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. In addition, a small percentage of our total revenue is generated by providing packaging and testing services to third parties through one of our in-house facilities.

Our product revenue is reported net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers (“ODMs”) or original equipment manufacturers (“OEMs”), we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In certain situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, forecasted distributor selling prices, distributor margins and demand for our products.

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million. We received payments of such fees in the amount of $18.0 million, $6.8 million and $9.0 million in March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. During the fiscal years ended June 30, 2024 and 2023, we recorded $21.2 million and $9.9 million of license and development revenue, respectively. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.

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

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2024, 2023 and 2022. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2024	2023	2022	2024	2023	2022
	(in thousands)			(% of revenue)
Revenue	$657,274	$691,321	$777,552	100.0%	100.0%	100.0%
Cost of goods sold (1)	485,356	491,785	508,996	73.8%	71.1%	65.5%
Gross profit	171,918	199,536	268,556	26.2%	28.9%	34.5%
Operating expenses:
Research and development (1)	89,940	88,146	71,259	13.7%	12.8%	9.2%
Selling, general and administrative (1)	85,734	88,861	95,259	13.0%	12.8%	12.3%
Total operating expenses	175,674	177,007	166,518	26.7%	25.6%	21.5%
Operating income (loss)	(3,756)	22,529	102,038	(0.5)%	3.3%	13.0%

Other income (loss), net	(73)	(1,730)	999	—%	(0.3)%	0.1%
Interest income (expense), net	1,186	(1,087)	(3,920)	0.2%	(0.2)%	(0.5)%
Gain on deconsolidation of the JV Company	—	—	399,093	—%	—%	51.3%
Loss on changes of equity interest in the JV Company, net	—	—	(3,140)	—%	—%	(0.4)%
Net income (loss) before income taxes	(2,643)	19,712	495,070	(0.3)%	2.8%	63.5%
Income tax expense	3,649	5,937	39,258	0.6%	0.9%	5.0%
Net income (loss) before loss from equity method investment	(6,292)	13,775	455,812	(0.9)%	1.9%	58.5%
Equity method investment loss from equity investee	(4,789)	(1,411)	(2,629)	(0.7)%	(0.1)%	(0.3)%
Net income (loss)	(11,081)	12,364	453,183	(1.6)%	1.8%	58.2%
Net income attributable to noncontrolling interest	—	—	20	0.0%	0.0%	0.0%
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(11,081)	$12,364	$453,163	(1.6)%	1.8%	58.2%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2024	2023	2022	2024	2023	2022
	(in thousands)			(% of revenue)
Cost of goods sold	$3,434	$5,851	$5,125	0.5%	0.8%	0.7%
Research and development	5,210	9,437	7,049	0.8%	1.4%	0.9%
Selling, general and administrative	12,997	22,200	19,150	2.0%	3.2%	2.5%
	$21,641	$37,488	$31,324	3.3%	5.4%	4.1%

Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Power discrete	$426,146	$458,795	$545,135	$(32,649)	(7.1)%	$(86,340)	(15.8)%
Power IC	205,778	218,620	220,882	(12,842)	(5.9)%	(2,262)	(1.0)%
Packaging and testing services and other	4,119	3,979	11,535	140	3.5%	(7,556)	(65.5)%
License and development services	21,231	9,927	—	11,304	113.9%	9,927	100.0%
	$657,274	$691,321	$777,552	$(34,047)	(4.9)%	$(86,231)	(11.1)%

The following is a summary of revenue by end market:

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Computing	$282,411	$243,286	$345,855	$39,125	16.1%	$(102,569)	(29.7)%
Consumer	106,364	180,753	160,808	(74,389)	(41.2)%	19,945	12.4%
Communication	114,186	103,218	110,356	10,968	10.6%	(7,138)	(6.5)%
Power Supply and Industrial	128,963	150,158	149,000	(21,195)	(14.1)%	1,158	0.8%
Packaging and testing services and other	4,119	3,979	11,533	140	3.5%	(7,554)	(65.5)%
License and development services	21,231	9,927	—	11,304	113.9%	9,927	100.0%
	$657,274	$691,321	$777,552	$(34,047)	(4.9)%	$(86,231)	(11.1)%
Fiscal 2024 vs 2023

Total revenue was $657.3 million for fiscal year 2024, a decrease of $34.0 million, or 4.9%, as compared to $691.3 million for fiscal year 2023. The decrease was primarily due to a decrease of $32.6 million and $12.8 million in sales of power discrete products and power IC products, respectively. The decrease in power discrete and power IC product sales was primarily due to a 17.3% decrease in average selling price as compared to last fiscal year due to a shift in product mix, offset by a 12.3% increase in unit shipments. The decrease in revenues was primarily driven by the decreased sales in the consumer markets, particularly in gaming products, offset by the increase in the computing market, particularly in notebook and motherboard products. The increase in revenue from packaging and testing services and other for the fiscal year 2024 as compared to last fiscal year was primarily due to increased demand. The increase in license and development services for the fiscal year 2024 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services in February 2023.
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
Cost of goods sold and gross profit

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Cost of goods sold	$485,356	$491,785	$508,996	$(6,429)	(1.3)%	$(17,211)	(3.4)%
Percentage of revenue	73.8%	71.1%	65.5%

Gross profit	$171,918	$199,536	$268,556	$(27,618)	(13.8)%	$(69,020)	(25.7)%
Percentage of revenue	26.2%	28.9%	34.5%

Fiscal 2024 vs 2023

Cost of goods sold was $485.4 million for fiscal year 2024, a decrease of $6.4 million, or 1.3%, as compared to $491.8 million for fiscal year 2023. The decrease was primarily due to 4.9% decrease in revenue. Gross margin decreased by 2.7 percentage points to 26.2% for the fiscal year 2024, as compared to 28.9% for the fiscal year 2023. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the fiscal year ended June 30, 2024. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.

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
Research and development expenses

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Research and development	$89,940	$88,146	$71,259	$1,794	2.0%	$16,887	23.7%

Fiscal 2024 vs 2023

Research and development expenses were $89.9 million for fiscal year 2024, an increase of $1.8 million, or 2.0%, as compared to $88.1 million for fiscal year 2023. The increase was primarily attributable to a $3.0 million increase in employee compensation and benefit expense mainly due to increased headcount and higher business and medical insurance expenses as well as higher bonus expense and vacation expense, a $0.8 million increase in depreciation expenses, and a $2.1 million increase in allocation expenses, partially offset by a $4.2 million decrease in share-based compensation expense as a result of a cancellation of certain performance-based restricted stock units and an assessment of zero attainment for certain market-based restricted stock units. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development is important to meet our strategic objectives.

Fiscal 2023 vs 2022

Research and development expenses were $88.1 million for fiscal year 2023, an increase of $16.9 million, or 23.7%, as compared to $71.3 million for fiscal year 2022. The increase was primarily attributable to a $3.9 million increase in employee compensation and benefit expense mainly due to increased headcount and higher medical insurance expenses, partially offset by lower vacation accrual and lower bonus accrual, a $2.4 million increase in share-based compensation expense due to an increase in stock awards granted, a $3.6 million increase in depreciation expenses, a $2.2 million increase in allocation expenses, and a $4.8 million increase in product prototyping engineering expense as a result of increased engineering activities.
Selling, general and administrative expenses

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Selling, general and administrative	$85,734	$88,861	$95,259	$(3,127)	(3.5)%	$(6,398)	(6.7)%

Fiscal 2024 vs 2023

Selling, general and administrative expenses were $85.7 million for fiscal year 2024, a decrease of $3.1 million, or 3.5%, as compared to $88.9 million for fiscal year 2023. The decrease was primarily attributable to a $9.2 million decrease in share-based compensation expense as a result of a cancellation of certain performance-based restricted stock units and an assessment of zero attainment for certain market-based restricted stock units, partially offset by a $1.5 million increase in employee compensation and benefits expenses mainly due to increased headcount and higher bonus expense and vacation expense, offset by lower business insurance expenses, a $1.0 million increase in consulting fees, a $1.0 million increase in audit fees, a $1.8 million increase in allocation expenses and $0.7 million increase in employee business expenses.

Fiscal 2023 vs 2022

Selling, general and administrative expenses were $88.9 million for fiscal year 2023, a decrease of $6.4 million, or 6.7%, as compared to $95.3 million for fiscal year 2022. The decrease was primarily attributable to a $11.3 million decrease in employee compensation and benefits expenses mainly due to lower bonus expenses accrual and lower vacation accrual, partially offset by increased headcount, higher medical and business insurance expenses, as well as a $1.5 million decrease in loss incurred in connection with a cyber security incident, partially offset by a $3.1 million increase in share-based compensation expense due to an increase in stock award granted and the incremental expenses for one of our former officers' equity shares resulting from the modification, a $1.1 million increase in legal expenses, a $0.7 million increase in recruiting and consulting fees, a $1.2 million increase in allocation expenses, and a $0.8 million increase in employee business expenses.
Other income (loss), net

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Other income (loss), net	$(73)	$(1,730)	$999	$1,657	(95.8)%	$(2,729)	(273.2)%
Other income (loss), net decreased by $1.7 million in fiscal year 2024 as compared to the last fiscal year primarily due to decrease in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Other income (loss), net increased by $2.7 million in fiscal year 2023 as compared to the last fiscal year primarily due to increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Interest income (expense), net

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Interest income (expense), net	$1,186	$(1,087)	$(3,920)	$2,273	(209.1)%	$2,833	(72.3)%

Interest income (expense), net increased by $2.3 million in fiscal year 2024 as compared to the prior fiscal year primarily due to a $1.4 million increase in interest income as a result of higher interest rate as well as a $0.9 million decrease in interest expense as a result of a decrease in bank borrowings during the fiscal year 2024.

Interest income (expense), net decreased by $2.8 million in fiscal year 2023 as compared to the fiscal year 2022 primarily due to a $3.6 million increase in interest income as a result of higher interest rate, offset by a $0.7 million increase in interest expense as a result of an increase in bank borrowings during the fiscal year 2023.

Income tax expense

	Year Ended June 30,			Change
	2024	2023	2022	2024		2023
	(in thousands)			(in thousands)	(in percentage)	(in thousands)	(in percentage)
Income tax expense	$3,649	$5,937	$39,258	$(2,288)	(38.5)%	$(33,321)	(84.9)%

Fiscal 2024 vs 2023

Income tax expense for fiscal years 2024 and 2023 was $3.6 million and $5.9 million, respectively. Income tax expense decreased by $2.3 million, or 38.5% in fiscal year 2024 as compared to fiscal year 2023. The income tax expense of $3.6 million for the year ended June 30, 2024 included a $0.2 million discrete tax expense, and the income tax expense of $5.9 million for the year ended June 30, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the effective tax rate for the years ended June 30, 2024 and 2023 was (130.6)% and 29.4%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from the Company reporting pretax book loss of $2.6 million for the year ended June 30, 2024 as compared to a pretax book income of $19.7 million for year ended June 30, 2023 as well as changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

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

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.3 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024 with a maturity date of March 15, 2025. As of June 30, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $9.9 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024, with a maturity date of December 31, 2024. As of June 30, 2024, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024 with a maturity date of September 8, 2025. As of June 30, 2024, there was no outstanding balance for this loan.

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-months of engineering support for our proprietary SiC technology to the supplier for a total fee of $45.0 million. We received payments of such fees in the amount of $18.0 million, $6.8 million and 9.0 million in March 2023, July 2023 and February 2024, respectively, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was Euro 12.0 million. In April 2021, Jireh made a down payment of Euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for Euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had a carrying amount of $13.6 million as of June 30, 2024. As of June 30, 2024, the outstanding balance of this debt financing was $9.2 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a term of 5.5 years and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $29.2 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2024. As of June 30, 2024, there was no outstanding balance of this factoring agreement.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interests, and dividend payments. Accordingly, subject to the review and verification of the underlying transaction documents and supporting documents by the account banks in China, our Chinese subsidiaries may use Renminbi to purchase foreign exchange currency for settlement of such “current account” transactions without the pre-approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. A Chinese company must pay 10% of its annual after-tax profits into the statutory reserve fund to fund the statutory reserve fund unless it has reached 50% of the registered capital of the company. Where the accumulative amount of the company’s statutory reserve is not enough to make up for the losses of the previous year, the current year’s profits must first be used to make up for the losses before the statutory reserve is accrued.. While SAFE approval is not statutorily required for eligible dividend payments to the foreign parent, in practice, before making the dividend payment, the account bank may seek SAFE’s opinion with respect to a dividend payment if the payment involves a relatively large amount, which may delay the dividend payment depending on the then overall status of cross-border payments and receipts of China.

Transactions that involve conversion of Renminbi into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as “capital account” transactions. Examples of “capital account” transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2024 and 2023, such restricted portion amounted to approximately $93.5 million and $93.2 million, or 10.5% and 10.5%, of our total consolidated net assets attributable to the Company, respectively.

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
Cash, cash equivalents and restricted cash
As of June 30, 2024 and 2023, we had $175.5 million and $195.6 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $175.5 million and $195.6 million cash and cash equivalents, $55.0 million and $108.2 million, respectively, were deposited with financial institutions outside the United States.

The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$25,710	$20,473	$218,865
Net cash used in investing activities	(35,744)	(109,630)	(130,822)
Net cash provided by (used in) financing activities	(9,903)	(29,611)	21,854
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(126)	(280)	(59)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,063)	$(119,048)	$109,838
Cash flows from operating activities

Net cash provided by operating activities of $25.7 million for fiscal year 2024 resulted primarily from net loss of $11.1 million, non-cash charges of $79.4 million and net change in assets and liabilities using net cash of $42.6 million. The non-cash charges of $79.4 million included depreciation and amortization expenses of $53.8 million, share-based compensation expense of $21.6 million, equity method investment loss from equity investee of $4.8 million, the net deferred income taxes of $0.9 million, and loss on disposal of property and equipment of $0.1 million. The net change in assets and liabilities using net cash of $42.6 million was primarily due to $33.8 million decrease in accrued and other liabilities, $12.5 million increase in inventories, $2.4 million decrease in accounts payable primarily due to timing of payment, $5.5 million decrease in deferred revenue, and $2.0 million decrease in income taxes payable, partially offset by $9.9 million decrease in accounts receivable due to timing of billings and collection of payments, increase in other payable on equity investee of $1.7 million, $1.9 million decrease in other current and long-term assets primarily due to decrease in advance payments to suppliers.

Net cash provided by operating activities of $20.5 million for fiscal year 2023 resulted primarily from net income of $12.4 million, non-cash charges of $80.9 million and net change in assets and liabilities using net cash of $72.8 million. The non-cash charges of $80.9 million included depreciation and amortization expenses of $43.2 million, share-based compensation expense of $37.5 million, equity method investment loss from equity investee of $1.4 million, the net deferred income taxes of $1.4 million and loss on disposal of property and equipment of $0.2 million. The net change in assets and liabilities using net cash of $72.8 million was primarily due to $45.5 million decrease in accrued and other liabilities, decrease in other payable on equity investee of $17.0 million, and $19.6 million decrease in accounts payable primarily due to timing of payment, $25.2 million increase in inventories, $18.7 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, partially offset by $43.3 million decrease in accounts receivable due to timing of billings and collection of payments, $8.1 million increase in deferred revenue, and $2.0 million increase in income taxes payable.

Net cash provided by operating activities of $218.9 million for fiscal year 2022 resulted primarily from net income of $453.2 million, non-cash charges of $287.6 million and net change in assets and liabilities providing net cash of $53.3 million. The non-cash charges of $287.6 million included depreciation and amortization expenses of $42.9 million, share-based compensation expense of $31.3 million, gain on deconsolidation of the JV Company of $399.1 million, loss on changes of equity interest in the JV Company, net of $3.1 million, deferred income tax on deconsolidation and changes of equity interest in the JV Company of $30.0 million, equity method investment loss from equity investee of $2.6 million, and net deferred income taxes of $1.6 million. The net change in assets and liabilities providing net cash of $53.3 million was primarily due to $76.4 million increase in accrued and other liabilities, income taxes payable on deconsolidation and changes of equity interest in the JV company of $3.5 million, other payable on equity investee of $48.2 million, and $23.8 million increase in accounts payable primarily due to timing of payment, partially offset by $30.1 million increase in accounts receivable due to timing of billings and collection of payments, $57.4 million increase in inventories, $9.4 million increase in other current and long-term assets primarily due to decrease in advance payments to suppliers, and $1.7 million decrease in income taxes payable.

Cash flows from investing activities

Net cash used in investing activities of $35.7 million for the fiscal year 2024 was primarily attributable to $37.1 million purchases of property and equipment, partially offset by $1.0 million government grant related to equipment and $0.4 million in proceeds from sale of property and equipment.

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
Cash flows from financing activities

Net cash used in financing activities of $9.9 million for the fiscal year 2024 was primarily attributable to $7.7 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $0.9 million in payments of finance lease obligations, and $11.5 million in repayments of borrowings, partially offset by $10.1 million of proceeds from exercises of share options and issuance of shares under the ESPP.

Net cash used in financing activities of $29.6 million for the fiscal year 2023 was primarily attributable to $6.4 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $0.8 million in payments of finance lease obligations, $26.6 million in repayments of borrowings, and $13.4 million of payments for repurchase of common shares, partially offset by $8.6 million of proceeds from borrowings and $9.0 million of proceeds from exercises of share options and issuance of shares under the ESPP.

Net cash used in financing activities of $21.9 million for the fiscal year 2022 was primarily attributable to $64.3 million of proceeds from borrowings and $6.1 million of proceeds from exercises of share options and issuance of shares under the ESPP, partially offset by $8.6 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, $4.2 million in payments of finance lease obligations, and $35.7 million in repayments of borrowings.

Contractual Obligations
Our contractual obligations as of June 30, 2024 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5years	5 years
	(in thousands)
Recorded liabilities:
Bank borrowings	$38,415	$11,664	$26,215	$536	$—
Finance leases	3,624	1,144	2,289	191	—
Operating leases	29,436	6,291	10,001	8,008	5,136
	$71,475	$19,099	$38,505	$8,735	$5,136

Other:
Capital commitments with respect to property and equipment	$6,879	$6,879	$—	$—	$—
Purchase commitments with respect to inventories and others	100,807	100,807	—	—	—
	$107,686	$107,686	$—	$—	$—

Total contractual obligations	$179,161	$126,785	$38,505	$8,735	$5,136
As of June 30, 2024, we had recorded liabilities of $3.0 million for uncertain tax positions and $0.5 million for potential interest and penalties, which are not included in the above table because we are unable to reliably estimate the amount of payments in individual years that would be made in connection with these uncertain tax positions.

Commitments

See Note 15 of the Notes to the consolidated financial statements contained in this Annual Report on Form 10-K for a description of commitments.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no off-balance sheet arrangements.

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

We sell our products primarily to distributors, who in turn sell our products globally to various end customers. Our revenue is net of the effect of the variable consideration relating to estimated stock rotation returns and price adjustments that we expect to provide to certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of the products purchased by distributors during a specified period. We estimate provision for stock rotation returns based on historical returns and individual distributor agreements. We also provide special pricing to certain distributors primarily based on volume, to encourage resale of our products. We estimate the expected price adjustments at the time the revenue is recognized based on distributor inventory levels, forecasted future distributor selling prices, distributor margins and demand for our products. If actual stock rotation returns or price adjustments differ from our estimates, adjustments may be recorded in the period when such actual information is known. Allowance for price adjustments is recorded against accounts receivable and provision for stock rotation is recorded in accrued liabilities on the consolidated balance sheets.

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

License and Development Revenue Recognition

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million, consisting of an upfront fee of $18.0 million, $6.8 million and $9.0 million paid to us in March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when we perform the engineering and development services. We use the input method to measure progression, representing a faithful depiction of the transfer of services. During the fiscal years ended June 30, 2024 and 2023, we recorded $21.2 million and $9.9 million of license and development revenue. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. In addition, we also entered an accompanying supply agreement to provide limited wafer supply to the customer.

Equity method investment

We use the equity method of accounting when we have the ability to exercise significant influence, but not control, as determined in accordance with general accepted accounting principles, over the operating and financial policies of the investee. Effective December 2, 2021, we reduced our equity interest in the JV Company, which resulted in deconsolidation of our investment in the JV Company. As a result, beginning December 2, 2021, we record our investment under equity method of accounting. Due to difficulties in obtaining accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of such affiliate on a one quarter lag. Therefore, our share of losses of the

JV Company for the period from December 2, 2021 to March 31, 2022 was recorded in our Consolidated Statement of Operations for the fiscal year ended June 30, 2022. And our share of losses of the JV Company for the periods of April 1, 2022 to March 31, 2023 and April 1 2023 to March 31, 2024 were recorded in our Consolidated Statement of Operations for the fiscal years ended June 30, 2023 and 2024. We recognize and disclose intervening events at the JV Company in the lag period that could materially affect our consolidated financial statements.

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

We intend to reinvest the undistributed earnings of its foreign subsidiaries indefinitely, except for Alpha and Omega Semiconductor (Cayman) Ltd. and AOS International LP. As of June 30, 2024, the cumulative earnings of Alpha and Omega Semiconductor (Cayman) and AOS International LP totaled $46.2 million, and there was no deferred tax liability recorded as there is no income nor withholding tax amongst the applicable jurisdictions. As of June 30, 2024, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $414.6 million. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period. The determination of the unrecognized deferred tax liability on these earnings is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. As of June 30, 2024, the Company has recorded a deferred tax liability of $26.3 million for the basis difference related to our investment in the JV Company.

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
Recently Issued Accounting Pronouncements

    See Note 1 of the Notes to the consolidated financial statements contained in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2024, we had $38.4 million outstanding under our loan and $3.2 million outstanding under our financing leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2024, a hypothetical 10% increase in the interest rate could result in $0.2 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

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

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management concluded that the Company's internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report, included on page 67.

Remediation of Previously Disclosed Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “prior year Form 10-K”), and in subsequent quarterly reports, we did not (i) design and maintain effective information technology general controls in the areas of user access, and segregation of duties for one of the information technology systems that supports the Company’s financial reporting over inventory (work in process and finished goods) in costing; and (ii) identify and test controls to ensure the reliability of the costing of inventory (work in process and finished goods).

We executed the following remediation measures, including testing and evaluation of the newly designed and enhanced controls:

•Designed and implemented controls to further improve information technology general controls in the areas of user access and segregation of duties (work in process and finished goods); and

•Designed and implemented controls over inventory costing (work in process and finished goods)

Based upon the above, we have determined that these control activities are appropriately designed and implemented, and operating effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this Form 10-K that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Except for the remediation efforts implemented in connection with the material weakness discussed above, there were no changes during the quarter ended June 30, 2024.

Inherent Limitations on the Effectiveness of Controls

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

Item 9B.Other Information

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the June 2024 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date [1]	Aggregate number of shares common shares to be sold pursuant to 10b5-1 trading agreements
Wenjun Li	Chief Operating Officer	June 12, 2024	November 29, 2024	11,529

1 This plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2024 Proxy Statement”), no later than 120 days after the end of fiscal year 2024, and certain information to be included in the 2024 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption “Business - Executive Officers” in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2024 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board” and “Related Party Transactions” in the 2024 Proxy Statement.

Item 14.Principal Accountant Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2024 Proxy Statement.

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

To the stockholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended June 30, 2024, and the related notes and schedule (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Excess and Obsolete Inventory Reserve

As described in Note 1 of the consolidated financial statements, the Company assesses the valuation of its inventory on a periodic basis and provides an allowance based on several factors including inventory quantities on hand as compared with its sales forecasts, historical usage, aging of inventories, production yield levels and current product selling prices.

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

How the critical audit matter was addressed in the audit

Our audit procedures related to management’s estimates used in the valuation of inventory included the following, among others:

•We evaluated and tested the design and operating effectiveness of the Company's internal controls over the valuation of inventory, including the calculation of lower of cost or net realizable value reserves, and the determination of demand forecasts and related application against on hand inventory.

•We reviewed the reasonableness of the Company’s methodology for estimating the valuation of inventories by evaluating factors including excess units on hand based on ending inventory quantities compared to forecasted shipment quantities.

•We tested the significant assumptions, including product demand forecasts, and the completeness and accuracy of the underlying data used in management's inventory valuation assessment.

•We evaluated management’s ability to accurately estimate forecasted demand by comparing estimates made in prior periods to the historical actual results for those same periods.

Revenue recognition – Variable consideration of the allowance for price adjustments

As described in Notes 1 and 6 of the consolidated financial statements, the Company provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company's products. The Company estimates the variable consideration of the allowance for price adjustments at the time revenue is recognized. The Company records a reduction of revenue and a corresponding allowance for price adjustments against accounts receivable on the consolidated balance sheets.

Estimating the allowance for price adjustments requires management to make certain assumptions including distributor inventory levels, forecasted distributor selling prices, distributor margins and future demand for products . These assumptions could be affected by current and future economic and market conditions. We identified the variable consideration of the allowance for price adjustments as a critical audit matter because auditing management’s estimate of the allowance for price adjustments was complex, due to the significant assumptions used in estimating the variable consideration.

How the critical audit matter was addressed in the audit

Our audit procedures related to management’s estimate of the variable consideration of the allowance for price adjustments included the following, among others:

•We evaluated and tested the design and operating effectiveness of the Company's internal controls for estimating the variable consideration of the allowance for price adjustments, including testing controls over management’s review of the allowance calculation and the underlying assumptions used to develop the estimate.

•We confirmed the quantity of select distributor inventories.

•We tested revenues and allowance for price adjustments and agreed to supporting documents.

•We evaluated the reasonableness of management’s significant assumptions by comparing them to the forecasted distributor selling prices, as well as historical results of the company, including testing the completeness and accuracy of the underlying data.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2022.

San Jose, California
August 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Alpha & Omega Semiconductor Limited
Sunnyvale, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, and comprehensive income (loss), stockholders’ equity, and cash flows of Alpha and Omega Semiconductor Limited (the “Company”) for the year ended June 30, 2022, and the related notes and schedule (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Jose, California
September 19, 2022

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$175,127	$195,188
Restricted cash	413	415
Accounts receivable, net	12,546	22,420
Inventories	195,750	183,247
Other current assets	14,165	22,666
Total current assets	398,001	423,936
Property, plant and equipment, net	336,619	357,831
Operating lease right-of-use assets, net	25,050	24,349
Intangible assets, net	3,516	6,765
Equity method investment	356,039	366,617
Deferred income tax assets	549	536
Other long-term assets	25,239	19,703
Total assets	$1,145,013	$1,199,737

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,084	$50,775
Accrued liabilities	72,371	79,533
Payable related to equity investee, net	13,682	11,950
Income taxes payable	2,798	5,546
Short-term debt	11,635	11,434
Deferred revenue	2,591	8,073
Finance lease liabilities	935	867
Operating lease liabilities	5,137	4,383
Total current liabilities	154,233	172,561
Long-term debt	26,724	38,360
Income taxes payable - long-term	3,591	2,817
Deferred income tax liabilities	26,416	27,283
Finance lease liabilities - long-term	2,282	3,216
Operating lease liabilities - long-term	20,499	20,544
Other long-term liabilities	19,661	51,037
Total liabilities	253,406	315,818
Commitments and contingencies (Note 15)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2024 and 2023	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 36,107 shares and 28,969 shares, respectively at June 30, 2024 and 34,811 shares and 27,654 shares, respectively at June 30, 2023	72	70
Treasury shares at cost; 7,138 shares at June 30, 2024 and 7,157 shares at June 30, 2023	(79,213)	(79,365)
Additional paid-in capital	353,109	329,034
Accumulated other comprehensive loss	(13,419)	(8,111)
Retained earnings	631,058	642,291
Total Alpha and Omega Semiconductor Limited shareholders’ equity	891,607	883,919
Total liabilities and equity	$1,145,013	$1,199,737

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022
Revenue	$657,274	$691,321	$777,552
Cost of goods sold	485,356	491,785	508,996
Gross profit	171,918	199,536	268,556

Operating expenses:
Research and development	89,940	88,146	71,259
Selling, general and administrative	85,734	88,861	95,259
Total operating expenses	175,674	177,007	166,518
Operating income (loss)	(3,756)	22,529	102,038

Other income (loss), net	(73)	(1,730)	999
Interest income (expense), net	1,186	(1,087)	(3,920)
Gain on deconsolidation of the JV Company	—	—	399,093
Loss on changes of equity interest in the JV Company, net	—	—	(3,140)
Net income (loss) before income taxes	(2,643)	19,712	495,070
Income tax expense	3,649	5,937	39,258
Net income (loss) before loss from equity method investment	(6,292)	13,775	455,812
Equity method investment loss from equity investee	(4,789)	(1,411)	(2,629)
Net income (loss)	(11,081)	12,364	453,183
Net income attributable to noncontrolling interest	—	—	20
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(11,081)	$12,364	$453,163

Net income (loss) per common share attributable to Alpha and Omega Semiconductor Limited
Basic	$(0.39)	$0.45	$16.93
Diluted	$(0.39)	$0.42	$16.07

Weighted average number of common share attributable to Alpha and Omega Semiconductor Limited used to compute net income (loss) per share:
Basic	28,236	27,552	26,764
Diluted	28,236	29,528	28,203

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2024	2023	2022
Net income (loss) including noncontrolling interest	$(11,081)	$12,364	$453,183
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(5,308)	(9,191)	1,307
Cumulative translation adjustment removal due to deconsolidation of the JV Company	—	—	(3,642)
Comprehensive income (loss)	(16,389)	3,173	450,848
Less: Noncontrolling interest	—	—	(1,080)
Comprehensive income (loss) attributable to Alpha and Omega Semiconductor Limited	$(16,389)	$3,173	$451,928

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total AOS Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2021	—	—	32,975	$66	(6,625)	$(66,064)	$259,993	$2,315	$176,895	$373,205	$143,120	$516,325
Exercise of common stock options and release of RSUs	—	—	652	1	—	—	897	—	—	898	—	898
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	64	—	—	(64)	—	—	—
Withholding tax on restricted stock units	—	—	(183)	—	—	—	(8,641)	—	—	(8,641)	—	(8,641)
Issuance of shares under Employee Stock Purchase Plan	—	—	544	1	—	—	5,244	—	—	5,245	—	5,245
Share-based compensation expense	—	—	—	—	—	—	31,058	—	—	31,058	—	31,058
Restricted stock units settlement in connection with service	—	—	—	—	—	—	400	—	—	400	—	400
Net income including noncontrolling interest through December 1, 2021	—	—	—	—	—	—	—	—	453,163	453,163	20	453,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	558	—	558	749	1,307
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	(1,793)	—	(1,793)	(143,889)	(145,682)
Balance, June 30, 2022	—	—	33,988	68	(6,617)	(66,000)	288,951	1,080	629,994	854,093	—	854,093
Exercise of common stock options and release of RSUs	—	—	715	1	—	—	550	—	—	551	—	551
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	67	—	—	(67)	—	—	—
Withholding tax on restricted stock units	—	—	(242)	—	—	—	(6,381)	—	—	(6,381)	—	(6,381)
Issuance of shares under Employee Stock Purchase Plan	—	—	350	1	—	—	8,426	—	—	8,427	—	8,427
Repurchase of common shares under share repurchase program			—	—	(548)	(13,432)	—	—	—	(13,432)	—	(13,432)
Share-based compensation expense	—	—	—	—	—	—	37,488	—	—	37,488	—	37,488
Net income	—	—	—	—	—	—	—	—	12,364	12,364	—	12,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9,191)	—	(9,191)	—	(9,191)
Balance, June 30, 2023	—	—	34,811	70	(7,157)	(79,365)	329,034	(8,111)	642,291	883,919	—	883,919
Exercise of common stock options and release of RSUs	—	—	1,210	2	—	—	2,311	—	—	2,313	—	2,313
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	19	152	—	—	(152)	—	—	—
Withholding tax on restricted stock units	—	—	(320)	—	—	—	(7,678)	—	—	(7,678)	—	(7,678)
Issuance of shares under Employee Stock Purchase Plan	—	—	406	—	—	—	7,801	—	—	7,801	—	7,801
Share-based compensation expense	—	—	—	—	—	—	21,641	—	—	21,641	—	21,641
Net loss	—	—	—	—	—	—	—	—	(11,081)	(11,081)	—	(11,081)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,308)	—	(5,308)	—	(5,308)
Balance, June 30, 2024	—	$—	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607	$—	$891,607

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Cash flows from operating activities
Net income (loss) including noncontrolling interest	$(11,081)	$12,364	$453,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on deconsolidation of the JV Company	—	—	(399,093)
Loss on changes of equity interest in the JV Company, net	—	—	3,140
Deferred income tax on deconsolidation and changes of equity interest in the JV Company	—	—	29,973
Depreciation and amortization	53,757	43,207	42,851
Equity method investment loss from equity investee	4,789	1,411	2,629
Share-based compensation expense	21,641	37,488	31,324
Deferred income taxes, net	(880)	(1,418)	1,592
Loss on disposal of property and equipment	78	182	18
Changes in assets and liabilities:
Accounts receivable	9,873	43,262	(30,085)
Inventories	(12,503)	(25,207)	(57,416)
Other current and long-term assets	1,927	(18,695)	(9,408)
Payable related to equity investee, net	1,731	(17,038)	48,192
Accounts payable	(2,406)	(19,568)	23,755
Income taxes payable	(1,974)	1,957	(1,687)
Income taxes payable on deconsolidation and changes of equity interest in the JV Company	—	—	3,490
Increase (decrease) in deferred revenue	(5,482)	8,073	—
Accrued and other liabilities	(33,760)	(45,545)	76,407
Net cash provided by operating activities	25,710	20,473	218,865
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	—	—	26,347
Deconsolidation of cash and cash equivalents of the JV Company	—	—	(20,734)
Purchases of property and equipment	(37,088)	(110,428)	(138,014)
Proceeds from sale of property and equipment	383	167	135
Government grants related to equipment	961	631	1,444
Net cash used in investing activities	(35,744)	(109,630)	(130,822)
Cash flows from financing activities
Withholding tax on restricted stock units	(7,678)	(6,381)	(8,641)
Proceeds from exercise of stock options and ESPP	10,114	8,978	6,143
Payments for repurchase of common shares	—	(13,432)	—
Proceeds from borrowings	—	8,632	64,276
Repayments of borrowings	(11,472)	(26,598)	(35,748)
Principal payments on finance leases	(867)	(810)	(4,176)
Net cash provided by (used in) financing activities	(9,903)	(29,611)	21,854
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(126)	(280)	(59)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,063)	(119,048)	109,838
Cash, cash equivalents and restricted cash at beginning of year	195,603	314,651	204,813
Cash, cash equivalents and restricted cash at end of year	$175,540	$195,603	$314,651

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,564	$3,711	$3,404
Cash paid for income taxes	$5,758	$1,537	$5,768

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$7,381	$12,715	$62,165
Reissuance of treasury stock	$152	$67	$64

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$175,127	$195,188	$314,352
Restricted cash	413	415	299
Total cash, cash equivalents, and restricted cash	$175,540	$195,603	$314,651

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
Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, the JV Company, for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The Joint Venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of June 30, 2023, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%. Such reduction reflects (i) the sale by the Company of approximately 2.1% of the outstanding JV equity interest which resulted in the deconsolidation of the JV Company, (ii) additional sale by the Company of approximately 1.1% of outstanding JV equity interest in December 2021, (iii) the adoption of an employee equity incentive plan and the issuance of additional equity interest equivalent to 3.99% of the JV Company to investors in exchange for cash in December 2021, and (iv) issuance of additional equity interest of JV to investors in January 2022. In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.
Risks and Uncertainties

The Company is subject to certain risks and uncertainties. The Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations or cash flows: the macroeconomic condition and cyclical nature of the semiconductor industry; the timing and success of new product development, including market receptiveness, operation of in-house manufacturing facilities, litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors, competition from other products, general economic conditions, the inability to attract and retain qualified employees, lack of control of the JV Company and ultimately to sustain profitable operations, risks associated with doing business in China, and ability to diversify products and develop digital business; the general state of the U.S., China and world economies; the loss of any of its larger customers; restrictions on the Company’s ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for our products; inability to obtain additional financing; inability to meet certain debt covenants; fundamental changes in the technology underlying the Company’s products; successful and timely completion of product design efforts; and new product design introductions by competitors. Additional risks and uncertainties that the Company is unaware of, or that the Company currently believes are not material, may also become important factors that adversely affect its business.

The Company's revenue is limited by its ability to utilize wafer production and packaging and testing capacity from its in-house facilities and obtain adequate wafer supplies from third-party foundries. Currently the Company's main third-party foundry is Shanghai Hua Hong Grace Electronic Company Limited, or HHGrace, located in Shanghai, China. HHGrace has been manufacturing wafers for the Company since 2002. HHGrace manufactured approximately 3.8%, 9.6% and 10.3% of the wafers used in the Company's products for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Although the Company believes that its volume of production allows the Company to secure favorable pricing and priority in allocation of capacity in its third-party foundries, if the foundries' capacities are constrained due to market demands, HHGrace, together with other foundries from which the Company purchases wafers, may not be willing or able to satisfy all of the Company's manufacturing requirements on a timely basis and/or at favorable prices. In addition, manufacturing facilities' capacity affects the Company's gross margin because the Company has certain fixed costs associated with its Oregon Fab as well as in-house packaging and testing facilities. If the Company fails to utilize its manufacturing facilities' capacity at a desirable level, its financial condition and results of operations will be adversely affected.
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
For the Company's subsidiaries which use the local currency as their functional currency, their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
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

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2024 and 2023, the amount of restricted cash was $0.4 million and $0.4 million, respectively.
Accounts Receivable, net

The allowance for expected credit loss is based on assessment of the expected collectability of accounts receivable from customers. The Company reviews the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The

Company writes off a receivable and charges against its recorded allowance when it has exhausted its collection efforts without success.

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

Equipment and construction in progress represent equipment received but the necessary installation has not been fully performed or building construction and leasehold improvements have been started but not yet completed. Equipment and construction in progress are stated at cost and transferred to the respective asset class when fully completed and ready for their intended use.
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
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2024, the Company reduced property, plant and equipment by $1.0 million. During the fiscal year ended June 30, 2023, the Company reduced property, plant and equipment by $0.6 million and operating expenses by $0.1 million. During the fiscal year ended June 30, 2022, the Company reduced interest expense by $0.9 million, property, plant and equipment by $1.4 million, and operating expenses by $0.2 million.
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

There was no impairment of long-lived assets for fiscal years 2024, 2023 and 2022.

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

License and Development Services Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million, consisting of an upfront fee of $18.0 million, $6.8 million and $9.0 million paid to the Company in March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months when the Company performs the engineering and development services. The Company uses the input method to measure progression, representing a faithful depiction of the transfer of services. During the fiscal years ended June 30, 2024 and 2023, the Company recorded $21.2 million and $9.9 million of license and development revenue, respectively. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company determines its incremental borrowing rate based on the information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Operating lease expense is generally recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. The Company does not record leases on the consolidated balance sheet with a term of one year or less. The Company elected to combine its lease and non-lease components as a single lease component for all asset classes.

Product Warranty

The Company provides a standard one-year warranty for products from the date of purchase by the end customers. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is determined by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other quality assurance costs. The Company monitors its product returns for warranty claims and maintains warranty reserves based on historical experiences and anticipated warranty claims known at the time of estimation.
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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.6 million, $0.5 million and $0.2 million in the fiscal years ended June 30, 2024, 2023, and 2022, respectively.
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
2. Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement (“STA”) with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of the JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company and has determined that the JV Company was deconsolidated from the Company’s consolidated financial statements effective as of the Closing Date. In connection with the deconsolidation and in accordance with ASC 810, the Company recorded a gain on deconsolidation of $399.1 million during the fiscal year ended June 30, 2022 in the condensed consolidated statements of operations. The gain on deconsolidation of the JV Company was calculated as follows:

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

The net loss associated with these sales of JV Company equity interest held by the Company was recorded in the fiscal year ended June 30, 2022 as follows:

(in thousands)
Gain on 1.1% equity interest sold	$475
Loss on diluted equity interest from issuance of shares under the employee equity incentive plan	(8,116)
Gain on 7.82% equity interest sold	4,501

Loss on changes on equity interest of the JV Company, net	$(3,140)

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the fiscal years ended June 30, 2024, 2023 and 2022, the Company recorded $4.8 million, $1.4 million and $2.6 million of its equity in loss of the JV Company, respectively, using lag reporting.

Summarized Financial Information

The following table presents summarized financial information for the JV Company (in thousands):

	As of March 31, 2024	As of March 31, 2023	As of March 31, 2022
Current assets	$86,280	$122,324	$198,323
Non-current assets	$338,450	$333,165	$364,777
Current liabilities	$70,776	$122,340	$251,988
Non-current liabilities	$81,899	$36,525	$76,207

	For the period April 1, 2023 to March 31, 2024	For the period April 1, 2022 to March 31, 2023	For the period December 2, 2021 to March 31, 2022
Revenue	$128,951	$178,974	$68,972
Gross loss (income)	$(1,844)	$(4,502)	$870
Operating expenses	$9,174	$5,939	$2,280
Net loss	$9,477	$4,906	$6,197

3. Related Party Transactions

As of June 30, 2024, the Company owned 42.8% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of June 30, 2024 and 2023, AOS recorded the net amount of $13.7 million and $12.0 million, respectively, as a payable related to equity investee, net, on the Consolidated Balance Sheet. Since the December 2, 2021 deconsolidation of the JV Company and through the fiscal year ended June 30, 2022, the Company purchased finished goods and services of $117.6 million from the JV Company and AOS provided the JV Company with $36.4 million of 8-inch wafers. The purchases by AOS for the fiscal year ended June 30, 2023 were $127.8 million and the sales by AOS for the fiscal year ended June 30, 2023 were $35.6 million. The purchases by AOS for the fiscal year ended June 30, 2024 were $96.6 million and the sales by AOS for the fiscal year ended June 30, 2024 were $9.8 million.

4. Net Income (Loss) Per Common Share Attributable to Alpha and Omega Semiconductor Limited

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding, plus potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of share options, ESPP shares and vesting of RSUs using the treasury stock method and contingent issuances of common shares related to convertible preferred shares, if dilutive. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income (loss) per share if their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Year Ended June 30,
	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Alpha and Omega Semiconductor Limited	$(11,081)	$12,364	$453,163

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	28,236	27,552	26,764

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	28,236	27,552	26,764
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	1,976	1,439
Weighted average number of common shares used to compute diluted net income (loss) per share	28,236	29,528	28,203

Net income (loss) per share attributable to Alpha and Omega Semiconductor Limited:
Basic	$(0.39)	$0.45	$16.93
Diluted	$(0.39)	$0.42	$16.07
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Employee stock options and RSUs	2,822	310	277
ESPP	1,019	309	21
Total potential dilutive securities	3,841	619	298

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2024	2023	2022
Customer A	25.0%	21.6%	24.6%
Customer B	46.0%	35.6%	39.7%
Customer D	*	14.0%	*

	June 30,
Percentage of accounts receivable	2024	2023
Customer A	*	15.3%
Customer B	*	17.6%
Customer C	33.4%	13.3%
Customer D	33.4%	30.9%
* Less than 10%

6. Balance Sheet Components
Accounts receivable, net

	June 30,
	2024	2023
	(in thousands)
Accounts receivable	$54,265	$62,426
Less: Allowance for price adjustments	(41,689)	(39,976)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$12,546	$22,420
Inventories

	June 30,
	2024	2023
	(in thousands)
Raw materials	$78,064	$86,620
Work in-process	87,898	69,426
Finished goods	29,788	27,201
	$195,750	$183,247

Other current assets

	June 30,
	2024	2023
	(in thousands)
VAT receivable	$304	$275
Other prepaid expenses	1,822	3,863
Prepaid insurance	4,623	4,162
Prepaid maintenance	2,195	1,697
Prepayments to supplier	1,301	10,689
Prepaid income tax	819	707
Interest receivable	383	135
Other receivables	2,718	1,138
	$14,165	$22,666

Property, plant and equipment, net

	June 30,
	2024	2023
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	71,266	26,478
Manufacturing machinery and equipment	423,960	398,757
Equipment and tooling	36,203	32,737
Computer equipment and software	53,081	49,890
Office furniture and equipment	3,193	3,087
Leasehold improvements	41,671	38,787
	634,251	554,613
Less: accumulated depreciation	(320,751)	(272,503)
	313,500	282,110
Equipment and construction in progress	23,119	75,721
Property, plant and equipment, net	$336,619	$357,831
Total depreciation expense was $50.5 million, $40.4 million and $39.9 million for fiscal years 2024, 2023 and 2022, respectively.
The Company capitalized $0.6 million, $0.5 million and $0.3 million of software development costs during the fiscal years 2024, 2023 and 2022, respectively. Amortization of capitalized software development costs was $0.6 million in fiscal year 2024, $0.4 million in fiscal year 2023 and $0.4 million in fiscal year 2022. Unamortized capitalized software development costs in each of the periods presented at June 30, 2024 and 2023 were $1.0 million and $0.9 million, respectively.
Other long-term assets

	June 30,
	2024	2023
	(in thousands)
Prepayments for property and equipment	$620	$1,717
Investment in privately held companies	100	100
Customs deposit	652	931
Deposit with supplier	22,117	12,290
Other long-term deposits	37	37
Office leases deposits	1,418	1,274
Other	295	3,354
	$25,239	$19,703

Intangible assets, net

	June 30,
	2024	2023
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(16,208)	(12,959)
	3,247	6,496
Goodwill	269	269
Intangible assets, net	$3,516	$6,765

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronics International N.V. Amortization expense for intangible assets was $3.2 million, $3.3 million and $3.4 million for the years ended June 30, 2024, 2023 and 2022, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. Customer relationships are fully amortized.
Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2025	$3,247

Accrued liabilities

	June 30,
	2024	2023
	(in thousands)
Accrued compensation and benefits	$14,945	$15,627
Warranty accrual	2,407	1,674
Stock rotation accrual	4,660	5,588
Accrued professional fees	3,198	2,458
Accrued inventory	728	1,597
Accrued facilities related expenses	2,137	2,327
Accrued property, plant and equipment	6,986	6,402
Other accrued expenses	3,822	4,401
Customer deposits	32,182	38,082
ESPP payable	1,306	1,377
	$72,371	$79,533
Short-term customer deposits are payments received from customers for securing future product shipments. As of June 30, 2024, $9.0 million were from Customer A, $8.9 million were from Customer B, and $14.3 million were from other customers. As of June 30, 2023, $13.5 million were from Customer A, $9.2 million were from Customer B, and $15.4 million were from other customers.
The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Beginning balance	$1,674	$2,650	$2,795
Addition	1,186	3,666	1,127
Utilization	(453)	(4,642)	(1,272)
Ending balance	$2,407	$1,674	$2,650
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Beginning balance	$5,588	$4,798	$3,917
Addition	11,044	13,950	5,817
Utilization	(11,972)	(13,160)	(4,936)
Ending balance	$4,660	$5,588	$4,798

Other long-term liabilities

	June 30,
	2024	2023
	(in thousands)
Customer deposits	$19,661	$46,393
Computer software liabilities	—	4,644
Other long-term liabilities	$19,661	$51,037
    Customer deposits are payments received from customers for securing future product shipments. As of June 30, 2024, $12.0 million were from Customer A, $2.0 million were from Customer B, and $5.7 million were from other customers. As of June 30, 2023, $21.0 million were from Customer A, $11.7 million were from Customer B and $13.7 million were from other customers.

7. Bank Borrowing

Short-term bank borrowing

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.3 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024 with a maturity date of March 15, 2025. As of June 30, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $9.9 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024, with a maturity date of December 31, 2024. As of June 30, 2024, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on June 30, 2024 with a maturity date of September 8, 2025. As of June 30, 2024, there was no outstanding balance for this loan.

Accounts receivable factoring agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. The Borrower was in compliance with these covenants as of June 30, 2024. As of June 30, 2024, there was no outstanding balance for this factoring agreement.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company's wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was Euro 12.0 million. In April 2021, Jireh made a down payment of Euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for Euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had a carrying amount of $13.6 million as of June 30, 2024. As of June 30, 2024, the outstanding balance of this debt financing was $9.2 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a term of 5.5 years and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted LIBOR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $29.2 million.

At June 30, 2024, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2025	$11,664
2026	11,871
2027	14,344
2028	536
Total principal of debt	38,415
Less: debt issuance costs	(56)
Total principal of debt, less debt issuance costs	$38,359

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,664	$26,751	$38,415
Less: debt issuance costs	(29)	(27)	(56)
Total debt, less debt issuance costs	$11,635	$26,724	$38,359

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
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Year Ended June 30, 2024	Year Ended June 30, 2023
Operating leases:
Fixed rent expense	$6,268	$5,779
Variable rent expense	1,095	1,014
Finance lease:
Amortization of equipment	513	522
Interest	277	306
Short-term leases:
Short-term lease expenses	161	400
Total lease expenses	$8,314	$8,021

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2024	June 30, 2023
Operating Leases:
ROU assets associated with operating leases	$25,050	$24,349
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,171)	(657)
Property, plant and equipment, net	$3,962	$4,476

Weighted average remaining lease term (in years)
Operating leases	5.54	6.57
Finance lease	3.25	4.25

Weighted average discount rate
Operating leases	4.91%	4.67%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Year Ended June 30, 2024	Year Ended June 30, 2023
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,330	$5,945
Operating cash flows from finance lease	$277	$306
Financing cash flows from finance lease	$867	$810

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,884	$5,579

Future minimum lease payments are as follows as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$6,291	$1,144
2026	5,455	1,144
2027	4,546	1,145
2028	4,071	191
2029	3,937	—
Thereafter	5,136	—
Total minimum lease payments	29,436	3,624
Less amount representing interest	(3,800)	(407)
Total lease liabilities	$25,636	$3,217

9. Shareholders' Equity
Common Shares

The Company's Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2024.

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings. As of June 30, 2023, there were no availability under this repurchase program, which was terminated.
During fiscal year 2023, the Company repurchased an aggregate of 548,132 shares, from the open market for a total cost of approximately $13.4 million, excluding fees and related expenses, at an average price of $24.51 per share. During fiscal year 2024 and 2022, the Company did not repurchase any shares pursuant to the repurchase program.
As of June 30, 2024, the Company had repurchased an aggregate of 7,332,780 shares for a total cost of $81.1 million, at an average price of $11.01 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 7,332,780 repurchased shares, 194,716 shares with a weighted average repurchase price of $9.77 per share, were reissued at an average price of $4.29 per share for option exercises and vested restricted stock units (“RSU”).

10. Share-based Compensation
2018 Omnibus Incentive Plan
The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the “2018 Plan”) was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization Therefore, the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. At the annual general meeting of shareholders in November 2021, 2022 and 2023, the 2018 Plan was approved to increase by 1,000,000, 740,000 and 427,000 shares, respectively, to a total of 4,232,000 shares. As of June 30, 2024, 919,093 shares were available for grant under the 2018 Plan.
Beginning with the 2014 Annual Shareholders Meeting, on the date of each annual shareholders meeting, each individual who commences service as a non-employee Board member by reason of his or her election to the Board at such annual meeting and each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted an award in the form of restricted share units covering that number of common shares determined by dividing one hundred sixty thousand dollars ($160,000) by the average fair market value per share for the ninety (90)-day period preceding the grant date, up to a maximum of 10,000 shares.

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
The fair value of RSU, including time-based restricted stock units and performance-based restricted stock units is based on the market price of the Company's common shares on the date of grant.

Time-based Restricted Stock Units (“TRSU”)

The following table summarizes the Company's TRSU activities:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	1,053,524	$21.60	1.73	$32,016,594
Granted	597,381	$45.83
Vested	(410,670)	$20.54
Forfeited	(70,626)	$26.79
Nonvested at June 30, 2022	1,169,609	$34.03	1.73	$38,994,764
Granted	714,080	$27.70
Vested	(451,549)	$28.84
Forfeited	(47,075)	$33.40
Nonvested at June 30, 2023	1,385,065	$32.48	1.73	$45,430,132
Granted	679,993	$23.12
Vested	(521,109)	$30.00
Forfeited	(74,814)	$30.34
Nonvested at June 30, 2024	1,469,135	$29.13	1.66	$54,901,575

Performance-based Restricted Stock Units (“PRSU”)

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded $2.8 million, $5.2 million and $4.6 million of expenses for these PRSUs during the years ended June 30, 2024, 2023 and 2022, respectively.

The following table summarizes the Company’s PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	353,824	$22.69	1.74	$10,752,711
Granted	194,000	$48.65
Vested	(151,199)	$19.44
Forfeited	(7,250)	$40.33
Nonvested at June 30, 2022	389,375	$36.56	1.85	$12,981,763
Granted	264,214	$25.70
Vested	(116,132)	$30.54
Forfeited	(10,743)	$48.65
Nonvested at June 30, 2023	526,714	$32.19	1.78	$17,276,219
Granted	209,250	$21.55
Vested	(123,632)	$30.50
Forfeited	(268,207)	$26.59
Nonvested at June 30, 2024	344,125	$30.69	1.73	$12,859,951

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units to certain non-officer personnel. The number of shares to be earned at the end of the performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 4.94%, expected term of 2.28 years, expected volatility of 61.38% and dividend yield of 0%. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. The Company recorded approximately $(6.4) million, $1.9 million and $4.5 million of expenses for these MSUs during the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The modified MSUs were valued immediately before and after the modification, using Monte-Carlo simulation pricing model. The Monte-Carlo simulation pricing model applied the following assumptions for pre-modification conditions: risk-free interest rate of 0.13%, expected term of 1.3 years, expected volatility of 66.7% and dividend yield of 0%; and for post-modification conditions: risk-free interest rate of 0.14%, expected term of 2.3 years, expected volatility of 59.1% and dividend yield of 0%. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $1.0 million, $3.9 million and $1.6 million of expense for these MSUs during the years ended June 30, 2024, 2023 and 2022, respectively.

The following table summarizes the Company’s MSUs activities:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2021	1,240,000	$5.17	3.84	$37,683,600
Granted	1,022,000	$48.44
Forfeited	(56,000)	$9.81
Nonvested at June 30, 2022	2,206,000	$25.10	3.83	$73,548,040
Vested	(90,000)	$5.17
Forfeited	(8,000)	$48.44
Nonvested at June 30, 2023	2,108,000	$25.86	2.96	$69,142,400
Vested	(275,000)	$5.17
Forfeited	(106,000)	$42.32
Nonvested at June 30, 2024	1,727,000	$28.15	2.83	$64,537,990
Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2021	487,875	$7.99	2.32
Exercised	(98,000)	$9.15		$3,936,675
Outstanding at June 30, 2022	389,875	$7.70	1.53
Exercised	(65,500)	$8.42		$1,442,646
Canceled or forfeited	(5,000)	$9.19
Outstanding at June 30, 2023	319,375	$7.53	0.72	$8,071,631
Exercised	(309,375)	$7.48		$5,588,750
Outstanding at June 30, 2024	10,000	$9.07	0.13	$283,000
Options vested and expected to vest	10,000	$9.07	0.13	$283,000
Exercisable at June 30, 2024	10,000	$9.07	0.13	$283,000

The aggregate intrinsic value for options outstanding at June 30, 2024 in the table above is based on the Company’s common stock closing price on June 30, 2024.
The 2018 Employee Share Purchase Plan
At the annual general meeting of shareholders in November 2018, the 2018 Employee Share Purchase Plan (“Purchase Plan” or “ESPP”) Plan was approved, under which 1,430,000 common shares are available for issuance. The Purchase Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. At the general meeting of shareholders in November 2021, and 2023, the ESPP Plan was approved to increase by 1,070,000 and 1,200,000 shares, respectively to a total of 3,700,000 shares. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day of the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased by a participant on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period. No more than 300,000 common shares may be purchased by all participants on any purchase date.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2024	2023	2022
Volatility rate	53.0% - 64.3%	64.0% - 70.5%	66.4% - 69.9%
Risk-free interest rate	5.0% - 5.2%	4.5% - 4.6%	0.3% - 2.1%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the years ended June 30, 2024, 2023 and 2022 was $10.16, $11.46 and $16.48 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PRSUs, MSUs, stock options and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Cost of goods sold	$3,434	$5,851	$5,125
Research and development	5,210	9,437	7,049
Selling, general and administrative	12,997	22,200	19,150

	$21,641	$37,488	$31,324
Total unrecognized share-based compensation expense as of June 30, 2024 was $30.7 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.

11. Employee Benefit Plans
The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer's contribution is discretionary. Effective from April 1, 2022, the Company began to match 50% of employee contribution up to 4% of eligible compensation for a 2% maximum match. During the fiscal years ended June 30, 2024, 2023 and 2022, the Company made employer match contributions of $1.8 million, $1.9 million and $0.3 million, respectively.
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

12. Income Taxes
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2024	2023	2022
		(in thousands)
U.S. operations	$9,079	$19,001	$16,684
Non-U.S. operations	(11,722)	711	478,386
Net income (loss) before income taxes	$(2,643)	$19,712	$495,070

    The provision for income taxes is comprised of:

	Year Ended June 30,
	2024	2023	2022
		(in thousands)
U.S. federal taxes:
Current	$485	$1,093	$645
Deferred	1,652	549	2,260
Non-U.S. taxes:
Current	3,187	4,620	7,749
Deferred	(1,669)	(404)	28,599
State taxes, net of federal benefit:
Current	(6)	79	5
Total provision for income taxes	$3,649	$5,937	$39,258
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2024	2023	2022
United States statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(3.7)	0.2	0.0
Foreign taxes, net	(186.9)	13.5	(14.3)
Outside basis difference on equity method investment	27.4	(1.0)	1.2
Tax credits	86.2	(13.3)	(0.3)
Non-deductible expenses	(6.9)	1.5	—
Tax exempt income	2.8	(1.5)	—
Withholding taxes	—	9.0	—
Non-deductible executive compensation	(78.6)	7.3	0.5
Foreign derived intangible income deduction	0.0	(7.2)	(0.3)
Other	0.6	0.6	0.1
	(138.1)%	30.1%	7.9%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2024	2023
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,188	$2,218
Net operating loss carryforwards	—	18
Depreciation	6,286	5,360
Tax credits	16,161	15,180
Operating lease liabilities	4,574	4,567
Capitalized R&D costs	1,398	1,116
Accruals and reserves	445	558
Total deferred tax assets	31,052	29,017
Valuation allowance	(7,266)	(6,686)
Total deferred tax assets, net of valuation allowance	23,786	22,331
Deferred tax liabilities:
Depreciation and amortization	(19,062)	(16,899)
Right of use assets	(4,328)	(4,315)
Investments	(26,263)	(27,864)
Total deferred tax liabilities	(49,653)	(49,078)
Net deferred tax liabilities	$(25,867)	$(26,747)
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2024	2023
	(in thousands)
Deferred tax assets	$549	$536
Deferred tax liabilities	(26,416)	(27,283)
Net deferred tax liabilities	$(25,867)	$(26,747)

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $7.3 million and $6.7 million as of June 30, 2024 and 2023, respectively. The change in valuation allowance for June 30, 2024 and 2023 was an increase of $0.6 million and an increase of $0.9 million, respectively.

At June 30, 2024 and 2023, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $7.3 million and $6.7 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book/tax differences and net operating loss carryforward.

At June 30, 2024, the Company had federal research and development tax credit carryforwards of approximately $8.2 million. The federal tax credits begin to expire in 2040, if not utilized.  At June 30, 2024, the Company had state tax credit carryforwards of approximately $9.9 million, of which $9.0 million carryforward indefinitely, $0.6 million have a 10 to 15 year life (beginning to expire in 2033) and $0.3 million with a 20 year life, (beginning to expire in 2038).

The Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely, except for Alpha and Omega Semiconductor (Cayman) Ltd. and AOS International LP. As of June 30, 2024, the cumulative earnings of Alpha and Omega Semiconductor (Cayman) and AOS International LP totaled $46.2 million, and there was no deferred tax liability recorded as there is no income nor withholding tax amongst the applicable jurisdictions. As of June 30, 2024, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $414.6 million. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period. The determination of the unrecognized deferred tax liability on these earnings is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. As of June 30, 2024, the Company has recorded a deferred tax liability of $26.3 million for the basis difference related to our investment in the JV Company.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2021 to June 30, 2024 is as follows:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$9,335	$8,609	$7,645
Additions based on tax positions related to the current year	764	804	1,121
Reductions based on tax positions related to prior years	(11)	(68)	(40)
Reductions due to lapse of applicable statute of limitations	—	(10)	(117)

Balance at end of year	$10,088	$9,335	$8,609
At June 30, 2024, the total unrecognized tax benefits of $10.1 million included $7.1 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $3.0 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2024. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.

The total unrecognized tax benefits of $10.1 million at June 30, 2024 included $6.9 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.2 million reduction to its uncertain tax positions during the next twelve months due to a lapse in the applicable statute of limitations..
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2024 was $0.5 million, of which $0.2 million was recognized in the year ended June 30, 2024. The amount of interest and penalties accrued at June 30, 2023 was $0.3 million, of which $0.1 million was recognized in the year ended June 30, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities due to tax attribute carryovers. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

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

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through June 30, 2024. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million.
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Hong Kong	$524,788	$561,855	$630,238
China	95,417	84,546	120,978
South Korea	9,956	9,168	11,802
United States	4,938	19,744	12,470
Other countries	22,175	16,008	2,064
	$657,274	$691,321	$777,552

	Year Ended June 30,
	2024	2023	2022
	(in thousands)
Power discrete	$426,146	$458,795	$545,135
Power IC	205,778	218,620	220,882
Packaging and testing services and other	4,119	3,979	11,535
License and development services	21,231	9,927	—
	$657,274	$691,321	$777,552
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2024	2023
	(in thousands)
China	$106,666	$114,822
United States	249,791	263,083
Other countries	5,212	4,275
	$361,669	$382,180

14. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's subsidiaries in China are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2024 and 2023, such restricted portion amounted to approximately $93.5 million and $93.2 million, or 10.5% and 10.5%, of our total consolidated net assets attributable to the Company, respectively. As the Company's subsidiaries in China are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its subsidiaries in China for working capital and other funding purposes.

15. Commitments and Contingencies
Purchase commitments
As of June 30, 2024 and 2023, the Company had approximately $100.8 million and $127.5 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2024 and 2023, the Company had approximately $6.9 million, and $9.7 million, respectively, of commitments for the purchase of property and equipment.
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

As previously disclosed, the Company is currently cooperating with Department of Commerce (“DOC”) in connection with its investigation of the Company’s export control practices. DOC has not informed the Company of any specific timeline or schedule under which DOC will complete its review. Given the case is in still ongoing and DOC have not provided the Company with any clear indication of the timing and schedule for the investigation, the Company cannot estimate the reasonably possible loss or range of loss that may occur. Also, the Company is unable to predict the duration, scope, result or related costs of the investigation, although the Company expects to incur additional professional fees as a result of this matter. In addition, the Company is unable to predict what, if any, further action that may be taken by the government in connection with the investigation, or what, if any, penalties, sanctions or remedial actions may be sought.

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2024 and 2023.

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

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Valuation Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2021	$30	$12,415	$41,474
Additions	—	170,651	—
Reductions	—	(164,335)	(35,719)

June 30, 2022	$30	$18,731	$5,755
Additions	—	165,543	931
Reductions	—	(144,298)	—

June 30, 2023	$30	$39,976	$6,686
Additions	—	204,153	580
Reductions	—	(202,440)	—

June 30, 2024	$30	$41,689	$7,266

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 on to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2023)
10.1††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.2††
First Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.3††
Second Addendum to Foundry Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.4††
Foundry Service Agreement dated as of November 2, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.5
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.6††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.7††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation(incorporated by reference to Exhibit 10.15 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.8
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Frontek Technology Corporation (incorporated by reference to Exhibit 10.1 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.9
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.10††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.11††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.12
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Promate Electronic Co., Ltd (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.13
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.14
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.15
Third Addendum to Foundry Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No.: 001-34717) filed with the Commission on August 31, 2012)

10.16 (+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2017)
10.17
Third Supplemental Agreement to the Joint Venture Contract on Incorporation of Chongqing Alpha and Omega Semiconductor Limited (English Translation) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.18
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.19
Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan (as amended and restated effective as of November 9, 2023) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on September 25, 2023)

10.20
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.21*	Alpha & Omega Semiconductor Limited 2018 Employee Purchase Plan (as amended and restated effective as of November 9, 2023)
10.22(+)
2021 Officer Form Retention Agreement for Executive Officers of Alpha and Omega Semiconductor Limited (incorporated by reference to Exhibit 10.45 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)

10.23(+)	Second Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.47 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.24(+)	Third Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.48 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.25	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 5, 2021)
10.26
Equity Transfer Agreement of Chongqing Alpha and Omega Semiconductor Limited dated as of December 1, 2021 (English Translation) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2022)

10.27
Fourth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.28
Fifth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.29†
Shareholders Contract of Chongqing Alpha and Omega Semiconductor Limited dated as of July 12, 2022 (incorporated by reference to Exhibit 10.54 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on September 20, 2022)

10.30	Executive Chairman Employment Agreement (Mike Chang) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)
10.31
Chief Executive Officer Employment Agreement (Stephen Chang) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)

10.32*	Market Performance Restricted Share Unit Agreement
19.1*	Statement of Company Policy Regarding Insider Trading amended and restated on May 11, 2023
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
23.2*	Consent of BDO USA, P.C., independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
97*	Compensation of Recoupment Policy dated October 2, 2023
99.1*	Chongqing Alpha and Omega Semiconductor Limited Report of Independent Auditor

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 23, 2024

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

Signature	Title	Date
/s/ STEPHEN C. CHANG	Chief Executive Officer and Director	August 23, 2024
Stephen C. Chang	(Principal Executive Officer)

/s/ MIKE F. CHANG	Executive Chairman and Chairman of the Board	August 23, 2024
Mike F. Chang, Ph.D.	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 23, 2024
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ LUCAS S. CHANG	Director	August 23, 2024
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	August 23, 2024
Claudia Chen

/s/ SO-YEON JEONG	Director	August 23, 2024
So-Yeon Jeong

/s/ HANQING (HELEN) LI	Director	August 23, 2024
Hanqing (Helen) Li

/s/ KING OWYANG	Director	August 23, 2024
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 23, 2024
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 23, 2024
Michael J. Salameh