Form 10-Q
period 2024-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2024-11-05
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2024: 29,030,838

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$176,008	$175,127
Restricted cash	214	413
Accounts receivable, net	24,591	12,546
Inventories	184,968	195,750
Contract assets	3,050	—
Other current assets	13,906	14,165
Total current assets	402,737	398,001
Property, plant and equipment, net	327,612	336,619
Operating lease right-of-use assets	24,758	25,050
Intangible assets, net	2,704	3,516
Equity method investment	354,348	356,039
Deferred income tax assets	554	549
Other long-term assets	24,912	25,239
Total assets	$1,137,625	$1,145,013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,848	$45,084
Accrued liabilities	71,437	72,371
Payable related to equity investee, net	17,194	13,682
Income taxes payable	3,370	2,798
Short-term debt	11,688	11,635
Deferred revenue	—	2,591
Finance lease liabilities	952	935
Operating lease liabilities	5,248	5,137
Total current liabilities	151,737	154,233
Long-term debt	23,782	26,724
Income taxes payable - long-term	3,661	3,591
Deferred income tax liabilities	26,200	26,416
Finance lease liabilities - long-term	2,037	2,282
Operating lease liabilities - long-term	20,275	20,499
Other long-term liabilities	14,661	19,661
Total liabilities	242,353	253,406
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2024 and June 30, 2024	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 36,162 shares and 29,024 shares, respectively at September 30, 2024 and 36,107 shares and 28,969 shares, respectively at June 30, 2024	72	72
Treasury shares at cost: 7,138 shares at September 30, 2024 and 7,138 shares at June 30, 2024	(79,213)	(79,213)
Additional paid-in capital	359,429	353,109
Accumulated other comprehensive loss	(13,578)	(13,419)
Retained earnings	628,562	631,058
Total shareholders' equity	895,272	891,607
Total liabilities and shareholders' equity	$1,137,625	$1,145,013

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2024	2023
Revenue	$181,887	$180,633
Cost of goods sold	137,361	129,708
Gross profit	44,526	50,925
Operating expenses
Research and development	22,478	22,113
Selling, general and administrative	22,300	19,431
Total operating expenses	44,778	41,544
Operating income (loss)	(252)	9,381

Other income (loss), net	(650)	26
Interest income, net	453	229
Net income (loss) before income taxes	(449)	9,636

Income tax expense	1,040	1,138
Net income (loss) before loss from equity method investment	(1,489)	8,498
Equity method investment loss from equity investee	(1,007)	(2,712)
Net income (loss)	$(2,496)	$5,786

Net income (loss) per common share
Basic	$(0.09)	$0.21
Diluted	$(0.09)	$0.19
Weighted average number of common shares used to compute net income (loss) per share
Basic	29,004	27,693
Diluted	29,004	29,786

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$(2,496)	$5,786
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(159)	(5,407)
Comprehensive income (loss)	$(2,655)	$379
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	104	—	—	—	446	—	—	446
Withholding tax on restricted stock units	(12)	—	—	—	(383)	—	—	(383)
Share-based compensation	—	—	—	—	918	—	—	918
Net income	—	—	—	—	—	—	5,786	5,786
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,407)	—	(5,407)
Balance, September 30, 2023	34,903	$70	(7,157)	$(79,365)	$330,015	$(13,518)	$648,077	$885,279

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	73	—	—	—	91	—	—	91
Withholding tax on restricted stock units	(18)	—	—	—	(673)	—	—	(673)
Share-based compensation	—	—	—	—	6,902	—	—	6,902
Net loss	—	—	—	—	—	—	(2,496)	(2,496)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(159)	—	(159)
Balance, September 30, 2024	36,162	$72	(7,138)	$(79,213)	$359,429	$(13,578)	$628,562	$895,272

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(2,496)	$5,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,562	12,951
Loss from equity investment	1,007	2,712
Share-based compensation expense	6,902	918
Deferred income taxes, net	(221)	(1,183)
Loss on disposal of property and equipment	15	6
Impairment of privately-held investment	100	—
Changes in operating assets and liabilities
Accounts receivable	(12,045)	(11,984)
Inventories	10,782	(4,504)
Contract assets	(3,050)	—
Other current and long-term assets	137	(1,302)
Accounts payable	(1,519)	3,068
Net payable, equity investee	3,513	8,164
Income taxes payable	641	(802)
Increase (decrease) in deferred revenue	(2,591)	1,109
Accrued and other liabilities	(4,716)	(1,116)
Net cash provided by operating activities	11,021	13,823
Cash flows from investing activities
Purchases of property and equipment	(6,918)	(12,510)
Government grant related to equipment	180	—
Net cash used in investing activities	(6,738)	(12,510)
Cash flows from financing activities
Withholding tax on restricted stock units	(673)	(383)
Proceeds from exercise of stock options and released of restricted stock	91	446
Repayments of borrowings	(2,897)	(2,851)
Principal payments on finance leases	(227)	(211)
Net cash used in financing activities	(3,706)	(2,999)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	(135)
Net increase (decrease) in cash, cash equivalents and restricted cash	682	(1,821)
Cash, cash equivalents and restricted cash at beginning of period	175,540	195,603
Cash, cash equivalents and restricted cash at end of period	$176,222	$193,782

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$2,507	$3,560

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$176,008	$193,576
Restricted cash	214	206
Total cash, cash equivalents, and restricted cash	$176,222	$193,782
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or any other interim period. The consolidated balance sheet at June 30, 2024 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture, (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). Prior to December 1, 2021, the JV Company was accounted for under the provisions of the consolidation guidance since the Company had controlling financial interest. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of September 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, allowance for doubtful accounts, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and long-term finance leases liabilities on the consolidated balance sheets.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45.0 million, consisting of an upfront fee and milestone payments of $18.0 million, $6.8 million and $9.0 million paid to the Company in March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which the Company performs the engineering and development services. The Company uses the input method to measure progress, which method represents a faithful depiction of the transfer of services. During the three months ended September 30, 2024 and 2023, the Company recorded license and development revenue of $5.6 million and $5.6 million, respectively. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. As of September 30, 2024, the Company had recorded a total of $36.8 million of license and development revenue. When our performance under the contract precedes our receipt of consideration from the customer, and the receipt of consideration is conditional upon factors other than the passage of time, a contract asset is recorded. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer.

Share-based Compensation Expense

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company maintains an equity-settled, share-based compensation plan to grant restricted share units and stock options. The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of the Company’s common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. The fair value of stock options is estimated on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period. The Employee Share Purchase Plan (the “ESPP”) is accounted for at fair value on the date of grant using the Black-Scholes option valuation model.
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2024 and June 30, 2024, the amount of restricted cash was $0.2 million and $0.4 million, respectively.
Equity method investment
The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 1, 2021, the Company reduced its equity interest in the JV Company and no longer controlled the JV Company. As a result, beginning December 2, 2021, the Company recorded its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company records its share of earnings or losses of such affiliate on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect its consolidated financial statements, if applicable.
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

Government Grants

The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits, as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the three months ended September 30, 2024, the Company reduced property, plant and equipment by $0.2 million. During the three months ended September 30, 2023, the Company did not receive any grants.

Accounting for income taxes

Income tax expense or benefit is based on income or loss before income taxes. The Company’s interim period tax provision for (benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, and changes in how the Company does business.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments. Total comprehensive income (loss) is presented in the condensed consolidated statements of comprehensive Income (loss).

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH” and, together with AOS SH, the “Sellers”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement (“STA”) with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer has a controlling financial interest in the JV Company. The JV Company was deconsolidated from the consolidated financial statements effective as of the Closing Date.

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

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of September 30, 2024 and June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three months ended September 30, 2024 and 2023, the Company recorded a $1.0 million loss and $2.7 million loss of its equity share of the JV Company, respectively, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of September 30, 2024, the Company owned a 42.8% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consign the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of September 30, 2024, AOS recorded the net amount of $17.2 million as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three months ended September 30, 2024 and 2023 were $28.3 million and $29.8 million, respectively, and the sales by AOS for the three months ended September 30, 2024 and 2023 were $2.2 million and $0.8 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended September 30,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,496)	$5,786

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	29,004	27,693
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	29,004	27,693
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	2,093
Weighted average number of common shares used to compute diluted net income (loss) per share	29,004	29,786
Net income (loss) per common share:
Basic	$(0.09)	$0.21
Diluted	$(0.09)	$0.19
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per common share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Employee stock options and RSUs	2,583	63
ESPP	704	170
Total potential dilutive securities	3,287	233

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

Credit sales, which are mainly on credit terms of 30 to 60 days, are only made to customers who meet the Company’s credit requirements, while sales to new customers or customers with low credit ratings are usually made on an advance payment basis. The Company considers its trade accounts receivable to be of good credit quality because its key distributors and direct customers have long-standing business relationships with the Company and the Company has not experienced any significant bad debt write-offs of accounts receivable in the past. The Company closely monitors the aging of accounts receivable from its distributors and direct customers, and regularly reviews their financial positions, where available.
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2024	2023
Customer A	22.5%	23.9%
Customer B	51.5%	46.6%

	September 30, 2024	June 30, 2024
Percentage of accounts receivable
Customer B	51.0%	*
Customer C	14.3%	33.4%
Customer D	11.1%	33.4%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	September 30, 2024	June 30, 2024
	(in thousands)
Accounts receivable	$66,905	$54,265
Less: Allowance for price adjustments	(42,284)	(41,689)
Less: Allowance for doubtful accounts	(30)	(30)
Accounts receivable, net	$24,591	$12,546

Inventories:

	September 30, 2024	June 30, 2024
	(in thousands)
Raw materials	$77,872	$78,064
Work-in-process	84,039	87,898
Finished goods	23,057	29,788
	$184,968	$195,750

Other current assets:

	September 30, 2024	June 30, 2024
	(in thousands)
Value-added tax receivable	$369	$304
Other prepaid expenses	1,593	1,822
Prepaid insurance	4,142	4,623
Prepaid maintenance	2,113	2,195
Prepayment to supplier	1,586	1,301
Prepaid income tax	823	819
Interest receivable	399	383
Short term deposit	187	21
Other receivables	2,694	2,697
	$13,906	$14,165

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2024	June 30, 2024
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	71,605	71,266
Manufacturing machinery and equipment	425,108	423,960
Equipment and tooling	35,547	36,203
Computer equipment and software	53,638	53,081
Office furniture and equipment	3,271	3,193
Leasehold improvements	42,686	41,671
	636,732	634,251
Less: accumulated depreciation and amortization	(332,505)	(320,751)
	304,227	313,500
Equipment and construction in progress	23,385	23,119
Property, plant and equipment, net	$327,612	$336,619

Intangible assets, net:

	September 30, 2024	June 30, 2024
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(17,020)	(16,208)
	2,435	3,247
Goodwill	269	269
Intangible assets, net	$2,704	$3,516

Estimated future minimum amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2025 (Remaining)	$2,435

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	September 30, 2024	June 30, 2024
	(in thousands)
Prepayments for property and equipment	$432	$620
Investment in a privately held company	—	100
Customs deposit	652	652
Deposit with supplier	21,977	22,117
Other long-term deposits	29	37
Office leases deposits	1,387	1,418
Other	435	295
	$24,912	$25,239
Accrued liabilities:

	September 30, 2024	June 30, 2024
	(in thousands)
Accrued compensation and benefits	$20,063	$14,945
Warranty accrual	1,848	2,407
Stock rotation accrual	4,452	4,660
Accrued professional fees	2,532	3,198
Accrued inventory	910	728
Accrued facilities related expenses	2,306	2,137
Accrued property, plant and equipment	6,101	6,986
Other accrued expenses	4,406	3,822
Customer deposits	25,635	32,182
ESPP payable	3,184	1,306
	$71,437	$72,371
Short-term customer deposits are payments received from customers for securing future product shipments. As of September 30, 2024, $9.0 million were from Customer A, $5.5 million were from Customer B, and $11.1 million were from other customers. As of June 30, 2024, $9.0 million were from Customer A, $8.9 million were from Customer B, and $14.3 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$2,407	$1,674
Additions	(359)	497
Utilization	(200)	(165)
Ending balance	$1,848	$2,006

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$4,660	$5,588
Additions	2,251	3,008
Utilization	(2,459)	(3,001)
Ending balance	$4,452	$5,595
Other long-term liabilities:

	September 30, 2024	June 30, 2024
	(in thousands)
Customer deposits	$14,661	$19,661
Other long-term liabilities	$14,661	$19,661

Customer deposits are payments received from customers for securing future product shipments. As of September 30, 2024, $8.0 million were from Customer A, $2.0 million were from Customer B, and $4.7 million were from other customers. As of June 30, 2024, $12.0 million were from Customer A, $2.0 million were from Customer B, and $5.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.0 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024 with a maturity date of March 15, 2025. As of September 30, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024, with a maturity date of December 31, 2024. As of September 30, 2024, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company’s subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $7.1 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024 with a maturity date of September 8, 2025. As of September 30, 2024, there was no outstanding balance for this loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2024, the Borrower was in compliance with these covenants. As of September 30, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $13.2 million as of September 30, 2024. As of September 30, 2024, the outstanding balance of this debt financing was $8.5 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $27.0 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2025 (Remaining)			$8,767
2026			11,871
2027			14,344
2028			536
Total principal			35,518
Less: debt issuance costs			(48)
Total principal, less debt issuance costs			$35,470

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,714	$23,804	$35,518
Less: debt issuance costs	(26)	(22)	(48)
Total debt, less debt issuance costs	$11,688	$23,782	$35,470

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the Condensed Consolidated Balance Sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. In September 2022, the lease was amended to make a monthly payment of principal and interest as a fixed amount effective in October 2022. Other terms remain the same. The amendment was accounted for as a debt modification and no gain or loss was recognized. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Operating leases:
Fixed rent expense	$1,737	$2,437
Variable rent expense	270	252
Finance lease:
Amortization of equipment	128	128
Interest	59	75
Short-term leases
Short-term lease expenses	32	40
Total lease expenses	$2,226	$2,932

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2024	June 30, 2024
Operating Leases:
ROU assets associated with operating leases	$24,758	$25,050
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,299)	(1,171)
Property, plant and equipment, net	$3,834	$3,962

Weighted average remaining lease term (in years)
Operating leases	5.36	5.54
Finance lease	3.00	3.25

Weighted average discount rate
Operating leases	4.91%	4.91%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,607	$1,590
Operating cash flows from finance lease	$59	$75
Financing cash flows from finance lease	$227	$211

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$832	$3,588

Future minimum lease payments are as follows as of September 30, 2024 (in thousands):

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2025	$4,882	$858
2026	5,793	1,144
2027	4,863	1,144
2028	4,314	191
2029	4,027	—
Thereafter	5,274	—
Total minimum lease payments	29,153	3,337
Less amount representing interest	(3,630)	(348)
Total lease liabilities	$25,523	$2,989

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’ TRSU activities for the three months ended September 30, 2024:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,469,135	$29.13	1.66	$54,901,575
Granted	29,000	$38.86
Vested	(63,411)	$30.03
Forfeited	(16,838)	$29.17
Nonvested at September 30, 2024	1,417,886	$29.29	1.49	$52,631,928

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. The Company recorded $0.8 million of expenses for the three months ended September 30, 2024, and a negative $6.3 million of expenses for the three months ended September 30, 2023.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.2 million and $0.3 million of expenses for MSUs during the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes the Company’ MSUs activities for the three months ended September 30, 2024:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Market-based Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,727,000	$28.15	2.83	$64,537,990
Forfeited	(8,000)	$—
Nonvested at September 30, 2024	1,719,000	$28.05	3.10	$63,809,280

Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $0.9 million and $0.4 million of expense for these PRSUs during the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes the Company’s PRSUs activities for the three months ended September 30, 2024:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	344,125	$30.69	1.73	$12,859,951
Nonvested at September 30, 2024	344,125	$30.69	1.47	$12,773,920
Stock Options

The Company did not grant any stock options during the three months ended September 30, 2024 and 2023. The following table summarizes the Company’s stock option activities for the three months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2024	10,000	$9.07	0.13	$283,000
Exercised	(10,000)	$9.07		$265,267
Outstanding at September 30, 2024	0	0.00	0.00	$0.00

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2024
Volatility rate	53.0%
Risk-free interest rate	5.0%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the periods presented was as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Cost of goods sold	$1,015	$212
Research and development	1,935	6
Selling, general and administrative	3,952	700
	$6,902	$918

As of September 30, 2024, total unrecognized compensation cost under the Company’s share-based compensation plans was $49.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

10. Income Taxes

The Company recognized income tax expense of approximately $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. The income tax expense of $1.0 million for the three months ended September 30, 2024 included a $0.08 million discrete tax expense. The income tax expense of $1.1 million for the three months ended September 30, 2023 included a $0.05 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2024 and 2023 was $1.0 million and $1.1 million, respectively, and the effective tax rate for the three months ended September 30, 2024 and 2023 was (65.8)% and 15.7%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $1.5 million for the three months ended September 30, 2024 as compared to $6.9 million of pretax book income for the three months ended September 30, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2024, the gross amount of unrecognized tax benefits was approximately $10.1 million, of which $6.9 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Altera Litigation

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In the July 2015 ruling, the Tax Court concluded that the sharing of the cost of employee stock compensation in a company’s cost-sharing arrangement was invalid under the U.S. Administrative Procedures Act. In June 2019, a panel of the Ninth Circuit of the U.S. Court of Appeals reversed this decision. In July 2019, Altera petitioned U.S. Court of Appeals for the Ninth Circuit to hold an en banc rehearing of the case. The petition was subsequently denied by the Ninth Circuit. Altera appealed the case to the U.S. Supreme Court in February 2020, but the U.S. Supreme Court declined to hear the case in June 2020, leaving intact the U.S. Court of Appeals for the Ninth Circuit’s decision. AOS has not recorded any benefit related to the Altera Corporation Tax Court decision in any period through September 30, 2024. The Company will continue to monitor ongoing developments and potential impact to its financial statements.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Hong Kong	$153,495	$141,206
China	21,255	26,619
South Korea	290	5,311
United States	1,073	1,395
Other countries	5,774	6,102
	$181,887	$180,633

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Power discrete	$122,454	$121,500
Power IC	52,940	52,747
Packaging and testing services and other	852	745
License and development services	5,641	5,641
	$181,887	$180,633

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and land use rights, as well as operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2024	June 30, 2024
	(in thousands)
China	$103,254	$106,666
United States	243,021	249,791
Other countries	6,095	5,212
	$352,370	$361,669

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2024 and June 30, 2024, the Company had approximately $107.4 million and $100.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of September 30, 2024 and June 30, 2024, the Company had approximately $6.3 million and $6.9 million, respectively, of capital commitments for the purchase of property and equipment.
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

In December 2019, the U.S. Department of Justice (“DOJ”) commenced an investigation into the Company’s compliance with export control regulations relating to its business transactions with Huawei and its affiliates (“Huawei”), which were added to the “Entity List” maintained by the Department of Commerce (“DOC”) on May 16, 2019.  The Company cooperated fully with federal authorities in the investigation, including responding to requests for documents, information and interviews from the DOJ in connection with the investigation. In connection with this investigation, the DOC requested the Company to suspend shipments of its products to Huawei, and the Company complied with such request. The Company has not shipped any product to Huawei after December 31, 2019.  On January 19, 2024, the DOJ informed the Company that it has closed such investigation without any charges. The Company continues to cooperate with the DOC in the ongoing civil investigation. The DOC has not informed the Company of any specific timeline or schedule under which the DOC will complete its review.

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2024 and June 30, 2024.
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

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on August 23, 2024.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,700 products, and has grown significantly with the introduction of over 100 new products in the fiscal year ended June 30, 2024, and over 60 and 130 new products in the fiscal years ended June 30, 2023 and 2022, respectively. During the three months ended September 30, 2024, we introduced an 29 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 935 patents and 53 patent applications in the United States as of September 30, 2024. We also have a total of 1,039 foreign patents, which were based primarily on our research and development efforts through September 30, 2024. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended September 30, 2024, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.
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

On December 1, 2021 (the “Effective Date”), Alpha & Omega Semiconductor (Shanghai) Ltd. (“AOS SH”) and Agape Package Manufacturing (Shanghai) Limited (“APM SH” and, together with AOS SH, the “Sellers”), each a wholly-owned subsidiary of the Company, entered into a share transfer agreement (“STA”) with a third-party investor to sell a portion of the Company's equity interest in the JV Company which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing, China (the “Transaction”). The Transaction closed on December 2, 2021 (the “Closing Date”), which reduced the Company’s equity interest in the JV Company from 50.9% to 48.8%. Also, the Company’s right to designate directors on the board of JV Company was reduced to three (3) out of seven (7) directors, from four (4) directors prior to the Transaction. As a result of the Transaction and other factors, the Company no longer had a controlling financial interest in the JV Company. The JV Company was deconsolidated from the Company’s Consolidated Financial Statements effective as of the Closing Date.

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

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%. As of September 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. We also rely on the JV

Company to provide foundry capacity to manufacture our products, therefore it is important that we maintain continuous access to such capacity, which may not be available at sufficient level or at pricing terms favorable to us because of lack of control over the JV Company’s operation. We continue to maintain a business relationship with the JV Company to ensure uninterrupted supply of manufacturing capacity. Because we continue to rely on the JV Company to provide us with manufacturing capacity, if the JV Company take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

Principal line items of condensed consolidated statements of income (loss)
The following describes the principal line items set forth in our Condensed Consolidated Statements of Income (loss).
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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million, consisting of an upfront fee and milestone payments of $18.0 million, $6.8 million and $9.0 million paid to us in the March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. During three months ended September 30, 2024 and 2023, we recorded $5.6 million and $5.6 million of license and development revenue, respectively. As of September 30, 2024, we had recorded a total of $36.8 million of license and development revenue. When our performance under the contract precedes our receipt of consideration from the customer, and the receipt of consideration is conditional upon factors other than the passage of time, a contract asset is recorded. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Income tax expense

We are subject to income taxes in various jurisdictions. The Company’s interim period tax provision for (benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting its pre-tax income or loss and the mix of jurisdictions to which they relate, and changes in how the Company does business.

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

“The Chip and Science Act of 2022”, Enacted August 2, 2022

In August 2022 the U.S. enacted the Chip and Science Act of 2022 (the Chips Act). The Chips Act provides incentives to semiconductor chip manufacturers in the United States, including providing manufacturing investment credits of 25% for investments in semiconductor manufacturing property placed in service after December 31, 2022, for which construction begins before January 1, 2027. Property investments qualify for the 25% credit if, among other requirements, the property is integral to the operation of an advanced manufacturing facility, defined as having a primary purpose of manufacturing semiconductors or semiconductor manufacturing equipment. Currently, we are evaluating the impact of the Chips Act to us..

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
Results of Operations
The following tables set forth statements of income (loss), also expressed as a percentage of revenue, for three months ended September 30, 2024 and 2023. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(% of revenue)
Revenue	$181,887	$180,633	100.0%	100.0%
Cost of goods sold	137,361	129,708	75.5%	71.8%
Gross profit	44,526	50,925	24.5%	28.2%
Operating expenses
Research and development	22,478	22,113	12.4%	12.2%
Selling, general and administrative	22,300	19,431	12.3%	10.8%
Total operating expenses	44,778	41,544	24.7%	23.0%
Operating income (loss)	(252)	9,381	(0.2)%	5.2%

Other income (loss), net	(650)	26	(0.4)%	—%
Interest income, net	453	229	0.2%	0.1%
Net income (loss) before income taxes	(449)	9,636	(0.4)%	5.3%
Income tax expense	1,040	1,138	0.6%	0.6%
Net income (loss) before loss from equity method investment	(1,489)	8,498	(1.0)%	4.7%
Equity method investment loss from equity investee	(1,007)	(2,712)	(0.6)%	(1.5)%
Net income (loss)	$(2,496)	$5,786	(1.6)%	3.2%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(% of revenue)
Cost of goods sold	$1,015	$212	0.6%	0.1%
Research and development	1,935	6	1.1%	—%
Selling, general and administrative	3,952	700	2.2%	0.4%
Total	$6,902	$918	3.9%	0.5%

Three Months Ended September 30, 2024 and 2023
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$122,454	$121,500	$954	0.8%
Power IC	52,940	52,747	193	0.4%
Packaging and testing services and other	852	745	107	14.4%
License and development services	5,641	5,641	—	—%
	$181,887	$180,633	$1,254	0.7%
The following is a summary of revenue by end market:

	Three Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(% of revenue)
Computing	$76,411	$70,350	42.0%	38.9%
Consumer	31,696	31,090	17.4%	17.2%
Communication	35,426	31,027	19.5%	17.2%
Power Supply and Industrial	31,861	41,780	17.5%	23.2%
Packaging and testing services and other	852	745	0.5%	0.4%
License and development services	5,641	5,641	3.1%	3.1%
	$181,887	$180,633	100.0%	100.0%

Total revenue was $181.9 million for the three months ended September 30, 2024, an increase of $1.3 million, or 0.7%, as compared to $180.6 million for the same quarter last year. The increase was primarily due to an increase of $1.0 million and $0.2 million in sales of power discrete products and sales of power IC products, respectively. The increase in power discrete and power IC product sales was primarily due to a 15.8% increase in unit shipments, partially offset by a 13.1% decrease in average selling prices compared to same quarter last year due to a shift in product mix. The increase in revenues was primarily driven by a significant increase in the computing markets, particularly in artificial intelligence and tablet products, as well as an increase in the communication markets, particular in battery, partially offset by a decrease in power supply and industrial markets, particularly in quick chargers. The revenue of packaging and testing services and other for the three months ended September 30, 2024, as compared to same quarter last year, remained flat. The license and development services for the three months ended September 30, 2024 and 2023 was related to the license agreement signed in February 2023 with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$137,361	$129,708	$7,653	5.9%
Percentage of revenue	75.5%	71.8%
Gross profit	$44,526	$50,925	$(6,399)	(12.6)%
Percentage of revenue	24.5%	28.2%

Cost of goods sold was $137.4 million for the three months ended September 30, 2024, an increase of $7.7 million or 5.9%, as compared to $129.7 million for the same quarter last year. The increase was primarily due to 0.7% increase in revenue. Gross margin decreased by 3.7 percentage points to 24.5% for the three months ended September 30, 2024, as compared to 28.2% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and less favorable product mix during the three months ended September 30, 2024.
Research and development expenses

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$22,478	$22,113	$365	1.7%
Research and development expenses were $22.5 million for the three months ended September 30, 2024, an increase of $0.4 million, or 1.7%, as compared to $22.1 million for the same quarter last year. The increase was primarily attributable to a $1.9 million increase in share-based compensation expense as a result of a modification of market-based restricted stock units in August 2024, partially offset by a $0.9 million decrease in product prototyping engineering expense as a result of decreased engineering activities, as well as a $0.6 million decrease in employee compensation and benefit expense mainly due to decreased headcount and lower bonus expense.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,300	$19,431	$2,869	14.8%

Selling, general and administrative expenses were $22.3 million for the three months ended September 30, 2024, an increase of $2.9 million, or 14.8%, as compared to $19.4 million for the same quarter last year. The increase was primarily due to a $3.3 million increase in share-based compensation expense as a result of a modification of market-based restricted stock units in August 2024, and $0.2 million increase in employee compensation and benefits expenses primarily due to increased headcount, partially offset by a $0.4 million decrease in audit fees, a $0.2 million decrease in legal fees and $0.1 million decrease in consulting fees.

Other income (loss), net

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(650)	$26	$(676)	(2,600.0)%

Other income (loss), net decreased by $0.7 million in the three months ended September 30, 2024 as compared to the same period last year primarily due to $0.1 million of an impairment of a privately-held investment, as well as an increase in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Interest income, net

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income, net	$453	$229	$224	97.8%

Interest income (expense), net increased by $0.2 million during the three months ended September 30, 2024 as compared to the same quarter last year primarily due to lower interest expense as a result of less outstanding loan balance in current quarter.
Income tax expense

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,040	$1,138	$(98)	(8.6)%

The Company recognized income tax expense of approximately $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. The income tax expense of $1.0 million for the three months ended September 30, 2024 included a $0.08 million discrete tax expense. The income tax expense of $1.1 million for the three months ended September 30, 2023 included a $0.05 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2024 and 2023 was $1.0 million and $1.1 million, respectively, and the effective tax rate for the three months ended September 30, 2024 and 2023 was (65.8)% and 15.7%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $1.5 million for the three months ended September 30, 2024 as compared to $6.9 million of pretax book income for the three months ended September 30, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company's income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2024, the gross amount of unrecognized tax benefits was approximately $10.1 million, of which $6.9 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $20.0 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024 with a maturity date of March 15, 2025. As of September 30, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $10.3 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024, with a maturity date of December 31, 2024. As of September 30, 2024, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company's subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $7.1 million based on currency exchange rate between RMB and U.S. Dollar on September 30, 2024 with a maturity date of September 8, 2025. As of September 30, 2024, there was no outstanding balance for this loan.

On February 6, 2023, we entered into a license and engineering service agreement with a leading power semiconductor automotive supplier related to our Silicon Carbide (SiC) MOSFET and diode technology. Pursuant to the agreement, we license and provide 24-month engineering support for our proprietary SiC technology to the supplier for a total fee of $45.0 million, consisted of an upfront fee and milestone payments of $18.0 million, $6.8 million and $9.0 million paid to us in the March, July 2023 and February 2024, respectively, and the remaining amount to be paid upon our achievements of specified business and product milestones. In addition, we entered an accompanying supply agreement with the supplier to provide it with limited wafer supply.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $13.2 million as of September 30, 2024. As of September 30, 2024, the outstanding balance of this debt financing was $8.5 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of September 30, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $27.0 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of September 30, 2024, the

Borrower was in compliance with these covenants. As of September 30, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through debt financing. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. If we decide to raise capital through equity financing, the issuance of additional equity may result in dilution to our shareholders. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.
Cash, cash equivalents and restricted cash
As of September 30, 2024 and June 30, 2024, we had $176.2 million and $175.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $176.2 million and $175.5 million cash, cash equivalents and restricted cash, $92.7 million and $55.0 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$11,021	$13,823
Net cash used in investing activities	(6,738)	(12,510)
Net cash used in financing activities	(3,706)	(2,999)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	105	(135)
Net increase (decrease) in cash, cash equivalents and restricted cash	$682	$(1,821)

Cash flows from operating activities
Net cash provided by operating activities of $11.0 million for the three months ended September 30, 2024 resulted primarily from net loss of $2.5 million and non-cash expenses of $22.4 million, partially offset by net changes in assets and liabilities using cash of $8.8 million. The non-cash expenses of $22.4 million primarily included $6.9 million of share-based compensation expense, $14.6 million of depreciation and amortization expenses, $1.0 million of loss from equity investment, $0.1 million of impairment of a privately-held investment and $0.2 million of deferred income taxes. The net changes in assets and liabilities of $8.8 million were primarily due to a $12.0 million increase in accounts receivable as a result of timing of the shipments and payments collected, a $3.1 million increase in contract assets, a $0.1 million increase in other current and long-term assets due to increase in advance payments to vendors, a $2.6 million decrease in deferred revenue, a $4.7 million decrease in accrued and other liabilities, and a $1.5 million decrease in accounts payable due to timing of payments, partially offset by $10.8 million decrease in inventories, a $3.5 million increase in net payable to equity investee, and $0.6 million increase in income taxes payable.
Cash flows from investing activities
Net cash used in investing activities of $6.7 million for the three months ended September 30, 2024 was primarily attributable to $6.9 million in purchases of property and equipment, partially offset by $0.2 million government grants related to equipment.
Cash flows from financing activities
Net cash used in financing activities of $3.7 million for the three months ended September 30, 2024 was primarily attributable to $2.9 million in repayments of borrowings, $0.2 million in payment of finance lease obligations, and $0.7 million in common shares acquired to settle withholding tax related to vesting of restricted stock units, partially offset by $0.1 million of proceeds from exercise of stock options.

Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Off-Balance Sheet Arrangements
As of September 30, 2024, we had no off-balance sheet arrangements.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on August 23, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on August 23, 2024, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the September 2024 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date [1]	Aggregate number of shares common shares to be sold pursuant to 10b5-1 trading agreements
Claudia Chen	Director	September 5, 2024	September 2, 2025	5,623
Yifan Liang	Chief Financial Officer	September 4, 2024	August 25, 2025	31,004
Bing Xue	Executive Vice President of Worldwide Sales and Business Development	September 3, 2024	October 31, 2025	37,677

1 Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2024

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)