Form 10-Q
period 2024-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2025-02-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2025: 29,414,980

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$182,592	$175,127
Restricted cash	206	413
Accounts receivable, net	19,879	12,546
Inventories	183,733	195,750
Contract assets	8,451	—
Other current assets	15,433	14,165
Total current assets	410,294	398,001
Property, plant and equipment, net	317,793	336,619
Operating lease right-of-use assets	23,317	25,050
Intangible assets, net	1,893	3,516
Equity method investment	357,941	356,039
Deferred income tax assets	540	549
Other long-term assets	22,166	25,239
Total assets	$1,133,944	$1,145,013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,816	$45,084
Accrued liabilities	71,392	72,371
Payable related to equity investee, net	18,137	13,682
Income taxes payable	2,943	2,798
Short-term debt	11,742	11,635
Deferred revenue	—	2,591
Finance lease liabilities	970	935
Operating lease liabilities	5,032	5,137
Total current liabilities	151,032	154,233
Long-term debt	20,826	26,724
Income taxes payable - long-term	3,724	3,591
Deferred income tax liabilities	26,754	26,416
Finance lease liabilities - long-term	1,787	2,282
Operating lease liabilities - long-term	18,851	20,499
Other long-term liabilities	8,390	19,661
Total liabilities	231,364	253,406
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at December 31, 2024 and June 30, 2024	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 36,367 shares and 29,232 shares, respectively at December 31, 2024 and 36,107 shares and 28,969 shares, respectively at June 30, 2024	73	72
Treasury shares at cost: 7,135 shares at December 31, 2024 and 7,138 shares at June 30, 2024	(79,192)	(79,213)
Additional paid-in capital	370,494	353,109
Accumulated other comprehensive loss	(10,722)	(13,419)
Retained earnings	621,927	631,058
Total shareholders' equity	902,580	891,607
Total liabilities and shareholders' equity	$1,133,944	$1,145,013

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue	$173,156	$165,285	$355,043	$345,918
Cost of goods sold [1]	133,145	121,284	270,506	250,992
Gross profit	40,011	44,001	84,537	94,926
Operating expenses
Research and development	23,968	22,919	46,446	45,032
Selling, general and administrative	21,951	22,216	44,251	41,647
Total operating expenses	45,919	45,135	90,697	86,679
Operating income (loss)	(5,908)	(1,134)	(6,160)	8,247

Other income (loss), net	663	(472)	13	(446)
Interest income	1,135	1,323	2,400	2,644
Interest expenses	(701)	(1,049)	(1,513)	(2,141)
Net income (loss) before income taxes and loss from equity method investment	(4,811)	(1,332)	(5,260)	8,304

Income tax expense	1,242	894	2,282	2,032
Net income (loss) before loss from equity method investment	(6,053)	(2,226)	(7,542)	6,272
Equity method investment loss from equity investee	(561)	(697)	(1,568)	(3,409)
Net income (loss)	$(6,614)	$(2,923)	$(9,110)	$2,863

Net income (loss) per common share
Basic	$(0.23)	$(0.10)	$(0.31)	$0.10
Diluted	$(0.23)	$(0.10)	$(0.31)	$0.10
Weighted average number of common shares used to compute net income (loss) per share
Basic	29,163	27,939	29,083	27,816
Diluted	29,163	27,939	29,083	29,830
(1) - Amounts include related party transactions. Refer to footnote 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$(6,614)	$(2,923)	$(9,110)	$2,863
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $(628) and $157 tax in each of the three months ended December 31, 2024 and 2023, respectively, and $(525) and $1,069 tax in each of the six months ended December 31, 2024 and 2023, respectively	2,856	(419)	2,697	(5,826)
Comprehensive loss	$(3,758)	$(3,342)	$(6,413)	$(2,963)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2023	34,903	$70	(7,157)	$(79,365)	$330,015	$(13,518)	$648,077	$885,279
Exercise of common stock options and release of restricted stock units	134	—	—	—	726	—	—	726
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	3	22	—	—	(22)	—
Withholding tax on restricted stock units	(9)	—	—	—	(219)	—	—	(219)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	8,691	—	—	8,691
Net loss	—	—	—	—	—	—	(2,923)	(2,923)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(419)	—	(419)
Balance, December 31, 2023	35,205	$70	(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	238	—	—	—	1,172	—	—	1,172
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	3	22	—	—	(22)	—
Withholding tax on restricted stock units	(21)	—	—	—	(602)	—	—	(602)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	9,609	—	—	9,609
Net income	—	—	—	—	—	—	2,863	2,863
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,826)	—	(5,826)
Balance, December 31, 2023	35,205	$70	(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2024	36,162	$72	(7,138)	$(79,213)	$359,429	$(13,578)	$628,562	$895,272
Exercise of common stock options and release of restricted stock units	36	—	—	—	0	—	—	0
Reissuance of treasury stock upon release of RSUs	—	—	3	21	—	—	(21)	—
Withholding tax on restricted stock units	(8)	—	—	—	(305)	—	—	(305)
Issuance of shares under ESPP	177	1		—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	7,950	—	—	7,950
Net loss	—	—	—	—	—	—	(6,614)	(6,614)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,856	—	2,856
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	109	—	—	—	91	—	—	91
Reissuance of treasury stock upon release of RSUs	—	—	3	21	—	—	(21)	—
Withholding tax on restricted stock units	(26)	—	—	—	(978)	—	—	(978)
Issuance of shares under ESPP	177	1	—	—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	14,852	—	—	14,852
Net loss	—	—	—	—	—	—	(9,110)	(9,110)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,697	—	2,697
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(9,110)	$2,863
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	28,690	26,524
Loss from equity investment	1,568	3,409
Share-based compensation expense	14,852	9,609
Deferred income taxes, net	346	(880)
Loss on disposal of property and equipment	67	42
Impairment of privately-held investment	100	—
Changes in operating assets and liabilities
Accounts receivable	(7,333)	(9,504)
Inventories	12,017	(8,462)
Contract assets	(8,451)	—
Other current and long-term assets	2,500	(10,688)
Accounts payable	(1,896)	(3,206)
Net payable, equity investee	4,455	1,015
Income taxes payable	277	(759)
Deferred revenue	(2,591)	(4,358)
Accrued and other liabilities	(10,365)	(15,233)
Net cash provided by (used in) operating activities	25,126	(9,628)
Cash flows from investing activities
Purchases of property and equipment	(14,420)	(22,030)
Proceeds from sale of property and equipment	—	150
Government grant related to equipment	320	449
Net cash used in investing activities	(14,100)	(21,431)
Cash flows from financing activities
Withholding tax on restricted stock units	(978)	(602)
Proceeds from exercise of stock options and ESPP	3,512	4,595
Repayments of borrowings	(5,807)	(5,713)
Principal payments on finance leases	(459)	(426)
Net cash used in financing activities	(3,732)	(2,146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	80
Net increase (decrease) in cash, cash equivalents and restricted cash	7,258	(33,125)
Cash, cash equivalents and restricted cash at beginning of period	175,540	195,603
Cash, cash equivalents and restricted cash at end of period	$182,798	$162,478

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,738	$4,127

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$182,592	$162,266
Restricted cash	206	212
Total cash, cash equivalents, and restricted cash	$182,798	$162,478
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or any other interim period. The consolidated balance sheet at June 30, 2024 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, inventory reserves, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets.

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

The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. The Company allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns, expected sales volumes and individual distributor agreements. The Company also provides special pricing to certain distributors, primarily based on volume, to encourage resale of the Company’s products. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45.0 million, consisting of an upfront fee and various milestone payments over the 24 months. In addition, the Company also entered into an accompanying supply agreement to provide limited wafer supply to the customer. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which the Company performs the engineering and development services. The Company uses the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. The Company recognizes a contract liability when payments are in excess of revenue recognized, which is presented as deferred revenue on the balance sheet. When the Company’s performance under the contract precedes its receipt of consideration from the customer, and the receipt of consideration is conditional upon factors other than the passage of time, a contract asset is recorded. During the six months ended December 31, 2024, the Company recorded license and development revenue of $2.6 million that was previously included in the deferred revenue balance as of June 30, 2024. During the six months ended December 31, 2024, the Company recognized license and development revenue of $8.5 million that precedes its receipt of payments, resulting in a balance of $8.5 million of contract assets as of December 31, 2024. As of December 31, 2024, the Company had recorded a total of $42.2 million of license and development revenue.

During the three and six months ended December 31, 2024, the Company recorded license and development revenue of $5.4 million and $11.0 million, respectively. During the three and six months ended December 31, 2023, the Company recorded license and development revenue of $5.5 million and $11.1 million, respectively.
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted by the local custom authority for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Condensed Consolidated Balance Sheets. As of December 31, 2024 and June 30, 2024, the amount of restricted cash was $0.2 million and $0.4 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity method investment
On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture (the “JV Company”).
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
The Company records its interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Condensed Consolidated Statements of Income (Loss). Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment is determined to be other than temporary. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income (Loss).

Accounting for income taxes

Income tax expense or benefit is based on income or loss before income taxes. The Company’s interim period tax provision for (or benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in forecasting its pre-tax income or loss and the mix of jurisdictions to which they relate, and changes in how the Company does business.

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

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the Condensed Consolidated Statements of Income (Loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

None

Recently Issued Accounting Standards not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the ASU in the fourth quarter of fiscal year 2025 and is currently evaluating the impact of the ASU on its disclosure within the consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

On March 29, 2016, the Company entered into the JV Agreement to form a joint venture, (the “JV Company”) for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). Prior to December 1, 2021, the JV Company was accounted for as a consolidated subsidiary since the Company had controlling financial interest. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting. As of December 31, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was 42.8%.

In the past three years, the Company has been reducing its equity ownership of the JV Company to increase the flexibility of the JV Company to raise capital to fund its future expansion. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. The funding of the investment will be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. The remaining installments are expected to be paid by July 31, 2025. This transaction was considered as closed when the JV Company completed the registration of the issuance of equity interest to the investor with the local government authority on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and six months ended December 31, 2024, the Company recorded a $0.6 million loss and $1.6 million loss of its equity share of the JV Company, respectively, using lag reporting. During the three and six months ended December 31, 2023, the Company recorded a $0.7 million loss and $3.4 million loss, respectively, of its equity share of the JV Company, respectively, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of December 31, 2024, the Company owned a 42.8% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consigning the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of December 31, 2024, AOS recorded the net amount of $18.1 million as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and six months ended December 31, 2024 were $28.2 million and $56.5 million, respectively, and the sales by AOS for the three and six months ended December 31, 2024 were $3.1 million and $5.3 million, respectively. The purchases by AOS for the three and six months ended December 31, 2023 were $28.6 million and $58.4 million, respectively, and the sales by AOS for the three and six months ended December 31, 2023 were $3.0 million and $3.7 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Income (Loss) Per Common Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(6,614)	$(2,923)	$(9,110)	$2,863

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	29,163	27,939	29,083	27,816
Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	29,163	27,939	29,083	27,816
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	—	2,014
Weighted average number of common shares used to compute diluted net income (loss) per share	29,163	27,939	29,083	29,830
Net income (loss) per common share:
Basic	$(0.23)	$(0.10)	$(0.31)	$0.10
Diluted	$(0.23)	$(0.10)	$(0.31)	$0.10
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per common share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,573	1,984	2,578	90
ESPP	729	1,229	716	324
Total potential dilutive securities	3,302	3,213	3,294	414

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2024	2023	2024	2023
Customer A	21.0%	29.3%	21.8%	26.5%
Customer B	52.7%	41.3%	52.1%	44.1%

	December 31, 2024	June 30, 2024
Percentage of accounts receivable
Customer A	10.4%	*
Customer B	32.7%	*
Customer C	*	33.4%
Customer D	10.4%	33.4%
Customer E	10.6%	*

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	December 31, 2024	June 30, 2024
	(in thousands)
Accounts receivable	$67,003	$54,265
Less: Allowance for price adjustments	(47,094)	(41,689)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$19,879	$12,546

Inventories:

	December 31, 2024	June 30, 2024
	(in thousands)
Raw materials	$79,703	$78,064
Work-in-process	83,729	87,898
Finished goods	20,301	29,788
	$183,733	$195,750

Other current assets:

	December 31, 2024	June 30, 2024
	(in thousands)
Value-added tax receivable	$370	$304
Other prepaid expenses	2,614	1,822
Prepaid insurance	2,534	4,623
Prepaid maintenance	1,605	2,195
Prepayment to supplier	5,149	1,301
Prepaid income tax	1,058	819
Interest receivable	339	383
Short term deposit	261	21
Other receivables	1,503	2,697
	$15,433	$14,165

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	December 31, 2024	June 30, 2024
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	71,638	71,266
Manufacturing machinery and equipment	427,359	423,960
Equipment and tooling	35,678	36,203
Computer equipment and software	52,720	53,081
Office furniture and equipment	3,256	3,193
Leasehold improvements	42,967	41,671
	638,495	634,251
Less: accumulated depreciation and amortization	(344,695)	(320,751)
	293,800	313,500
Equipment and construction in progress	23,993	23,119
Property, plant and equipment, net	$317,793	$336,619

Intangible assets, net:

	December 31, 2024	June 30, 2024
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(17,831)	(16,208)
	1,624	3,247
Goodwill	269	269
Intangible assets, net	$1,893	$3,516

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2025 (Remaining)	$1,624

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	December 31, 2024	June 30, 2024
	(in thousands)
Prepayments for property and equipment	$1,570	$620
Investment in a privately held company	—	100
Customs deposit	597	652
Deposit with supplier	18,221	22,117
Office leases deposits	1,283	1,418
Other	495	332
	$22,166	$25,239
Accrued liabilities:

	December 31, 2024	June 30, 2024
	(in thousands)
Accrued compensation and benefits	$20,593	$14,945
Warranty accrual	1,960	2,407
Stock rotation accrual	4,138	4,660
Accrued professional fees	2,464	3,198
Accrued inventory	2,237	728
Accrued facilities related expenses	2,462	2,137
Accrued property, plant and equipment	4,043	6,986
Other accrued expenses	4,764	3,822
Customer deposits	27,370	32,182
ESPP payable	1,361	1,306
	$71,392	$72,371
Short-term customer deposits are payments received from customers for securing future product shipments. As of December 31, 2024, $9.0 million for such deposits were from Customer A, $4.5 million were from Customer B, and $13.9 million were from other customers. As of June 30, 2024, $9.0 million were from Customer A, $8.9 million were from Customer B, and $14.3 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$2,407	$1,674
Additions	656	643
Released	(700)	—
Utilization	(403)	(165)
Ending balance	$1,960	$2,152

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$4,660	$5,588
Additions	4,709	5,504
Utilization	(5,231)	(5,634)
Ending balance	$4,138	$5,458
Other long-term liabilities:

	December 31, 2024	June 30, 2024
	(in thousands)
Customer deposits	$8,000	$19,661
Computer software liabilities	390	—
Other long-term liabilities	$8,390	$19,661

Customer deposits are payments received from customers for securing future product shipments. As of December 31, 2024, $5.0 million for such deposits were from Customer A, $1.0 million were from Customer B, and $2.0 million were from other customers. As of June 30, 2024, $12.0 million were from Customer A, $2.0 million were from Customer B, and $5.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.2 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024 with a maturity date of March 15, 2025. As of December 31, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $9.9 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024, with a maturity date of December 31, 2024. As of December 31, 2024, there was no outstanding balance for this loan and this loan expired.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company’s subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024 with a maturity date of September 8, 2025. As of December 31, 2024, there was no outstanding balance for this loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2024, the Borrower was in compliance with these covenants. As of December 31, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $12.8 million as of December 31, 2024. As of December 31, 2024, the outstanding balance of this debt financing was $7.9 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $24.7 million.

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2025 (Remaining)			$5,857
2026			11,871
2027			14,344
2028			536
Total principal			32,608
Less: debt issuance costs			(40)
Total principal, less debt issuance costs			$32,568

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,765	$20,843	$32,608
Less: debt issuance costs	(23)	(17)	(40)
Total debt, less debt issuance costs	$11,742	$20,826	$32,568

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
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating leases:
Fixed rent expense	$1,408	$1,485	$3,145	$3,042
Variable rent expense	270	260	539	511
Finance lease:
Amortization of equipment	129	129	257	257
Interest	55	72	114	147
Short-term leases
Short-term lease expenses	42	47	74	87
Total lease expenses	$1,904	$1,993	$4,129	$4,044

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2024	June 30, 2024
Operating Leases:
ROU assets associated with operating leases	$23,317	$25,050
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,427)	(1,171)
Property, plant and equipment, net	$3,706	$3,962

Weighted average remaining lease term (in years)
Operating leases	5.18	5.54
Finance lease	2.75	3.25

Weighted average discount rate
Operating leases	4.89%	4.91%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,201	$3,190
Operating cash flows from finance lease	$114	$147
Financing cash flows from finance lease	$459	$426

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$892	$3,588

Future minimum lease payments are as follows as of December 31, 2024 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2025	$3,199	$572
2026	5,702	1,144
2027	4,809	1,144
2028	4,277	191
2029	3,990	—
Thereafter	5,184	—
Total minimum lease payments	27,161	3,051
Less amount representing interest	(3,278)	(294)
Total lease liabilities	$23,883	$2,757

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’ TRSU activities for the six months ended December 31, 2024:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,469,135	$29.13	1.66	$54,901,575
Granted	126,192	$37.07
Vested	(102,204)	$29.00
Forfeited	(23,088)	$28.65
Nonvested at December 31, 2024	1,470,035	$29.83	1.31	$54,435,396

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. The Company recorded $1.4 million and $2.2 million of expenses for the three and six months ended December 31, 2024. The Company recorded $1.2 million of expenses for the three months ended December 31, 2023, and a negative $5.1 million of expenses for the six months ended December 31, 2023 due to a $6.4 million of reversal of the prior recognized expenses.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.2 million and $0.4 million of expenses for MSUs during the three and six months ended December 31, 2024, respectively, and $0.3 million and $0.6 million of expenses during the three and six months ended December 31, 2023, respectively.

The following table summarizes the Company’ MSUs activities for the six months ended December 31, 2024:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Market-based Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,727,000	$28.15	2.83	$64,537,990
Vested	(270,000)	$5.17
Forfeited	(8,000)	$48.44
Nonvested at December 31, 2024	1,449,000	$32.31	3.38	$53,656,470

Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million and $1.9 million of expense for these PRSUs during the three and six months ended December 31, 2024, respectively, and $0.8 million and $1.2 million of expense for the three and six months ended December
31, 2023, respectively.

The following table summarizes the Company’s PRSUs activities for the six months ended December 31, 2024:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	344,125	$30.69	1.73	$12,859,951
Nonvested at December 31, 2024	344,125	$30.69	1.25	$12,742,949
Stock Options

The Company did not grant any stock options during the six months ended December 31, 2024 and 2023. The following table summarizes the Company’s stock option activities for the six months ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2024	10,000	$9.07	0.13	$283,000
Exercised	(10,000)	$9.07		$265,267
Outstanding at December 31, 2024	0	$0.00	0.00	$0.00

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2024
Volatility rate	54.1%
Risk-free interest rate	4.4%
Expected term	1.3 years
Dividend yield	0%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Income (Loss) for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of goods sold	$1,123	$1,504	$2,138	$1,716
Research and development	2,193	2,417	4,128	2,423
Selling, general and administrative	4,634	4,770	8,586	5,470
	$7,950	$8,691	$14,852	$9,609

As of December 31, 2024, total unrecognized compensation cost under the Company’s share-based compensation plans was $46.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

10. Income Taxes

The Company recognized income tax expense of approximately $1.2 million and $0.9 million for the three months ended December 31, 2024 and 2023, respectively. The income tax expense of $1.2 million for the three months ended December 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $0.9 million for the three months ended December 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2024 and 2023 was $1.2 million and $0.8 million, respectively, and the effective tax rate for the three months ended December 31, 2024 and 2023 was (22.1)% and (41.2)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $5.4 million for the three months ended December 31, 2024 as compared to $2.0 million of pretax book loss for the three months ended December 31, 2023.

The Company recognized income tax expense of approximately $2.3 million and $2.0 million for the six months ended
December 31, 2024 and 2023, respectively. The income tax expense of $2.3 million for the six months ended December 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $2.0 million for the six months ended December 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the six months ended December 31, 2024 and 2023 was $2.1 million and $1.9 million, respectively, and the effective tax rate for the six months ended December 31, 2024 and 2023 was (31.4)% and 39.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $6.8 million for the six months ended December 31, 2024 as compared to $4.9 million of pretax book income for the six months ended December 31, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2024, the gross amount of unrecognized tax benefits was approximately $10.2 million, of which $7.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the Condensed Consolidated Statements of Income (Loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Hong Kong	$150,640	$124,081	$304,135	$265,287
China	15,915	30,543	37,170	57,162
South Korea	409	4,033	699	9,344
United States	699	1,005	1,772	2,400
Other countries	5,493	5,623	11,267	11,725
	$173,156	$165,285	$355,043	$345,918

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Power discrete	$112,956	$108,780	$235,410	$230,280
Power IC	53,735	50,295	106,675	103,042
Packaging and testing services and other	1,064	744	1,916	1,489
License and development services	5,401	5,466	11,042	11,107
	$173,156	$165,285	$355,043	$345,918

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	December 31, 2024	June 30, 2024
	(in thousands)
China	$99,499	$106,666
United States	236,239	249,791
Other countries	5,422	5,212
	$341,160	$361,669

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024 and June 30, 2024, the Company had approximately $87.9 million and $100.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of December 31, 2024 and June 30, 2024, the Company had approximately $15.5 million and $6.9 million, respectively, of capital commitments for the purchase of property and equipment.
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

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at December 31, 2024 and June 30, 2024.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its By-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage at a reasonable cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information set forth under the heading “Factors Affecting Our Performance”. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “AOS,” the “Company,” “we,” “us” and “our” refer to Alpha and Omega Semiconductor Limited and its subsidiaries.

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on August 23, 2024.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,700 products, and has grown significantly with the introduction of over 100 new products in the fiscal year ended June 30, 2024, and over 60 and 130 new products in the fiscal years ended June 30, 2023 and 2022, respectively. During the six months ended December 31, 2024, we introduced 55 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 940 patents and 58 patent applications in the United States as of December 31, 2024. We also have a total of 1,050 foreign patents, which were based primarily on our research and development efforts through December 31, 2024. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended December 31, 2024, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

As of December 31, 2024, we owned approximately 42.8% of outstanding equity interest in a joint venture company (the “JV Company”) that operates a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China, and we relied on the Fab to manufacture wafers to develop our products. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. The funding of the investment will be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. The remaining installments are expected to be paid by July 31, 2025. This transaction was considered as closed when the JV Company completed the registration of the issuance of equity interest to the investor with the local government authority on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%.

In the past three years, we have been reducing our ownership of the JV Company to increase the flexibility of the JV Company to raise capital to fund its future expansion. The JV Company is also contemplating an eventual listing on the Science and Technology Innovation Board, or STAR Market, of the Shanghai Stock Exchange. The reduction of our ownership assists the JV Company in meeting certain regulatory listing requirements. A potential STAR Market listing may take several years to consummate and there is no guarantee that such listing by the JV Company will be successful or will be completed in a timely manner, or at all. In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products. Pursuant to an agreement with the JV Company and other shareholders of the JV Company, the JV Company is committed to provide us with a specified level of monthly wafer production capacity.

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

Distributor ordering patterns, customer demand and seasonality: Our distributors place purchase orders with us based on their forecasts of end customer demand, and this demand may vary significantly depending on the sales outlook and market and economic conditions of end customers. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly, which in turn may prompt distributors to make significant adjustments to their purchase orders placed with us. As a result, our revenue and operating results may fluctuate significantly from quarter to quarter. In addition, because our products are used in consumer electronics products, our revenue is subject to seasonality. Our sales seasonality is affected by numerous factors, including global and regional economic conditions as well as the PC market conditions, revenue generated from new products, changes in distributor ordering patterns in response to channel inventory adjustments and end customer demand for our products and fluctuations in consumer purchase patterns prior to major holiday seasons. Typically, we generate lower revenue during the first quarter of the calendar year as compared to other quarters. However, broad fluctuations in the semiconductor markets and the global and regional economic conditions, in particular the changing PC market conditions, have had a more significant impact on our results of operations than seasonality. Furthermore, our revenue may be impacted by the level of demand from our major customers due to factors outside of our control. If these major customers experience significant decline in the demand of their products, encounter difficulties or defects in their products, or otherwise fail to execute their sales and marketing strategies successfully, it may adversely affect our revenue and results of operations.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million, consisting of an upfront fee and milestone payments of $18.0 million, $6.8 million and $9.0 million paid to us in the March 2023, July 2023 and February 2024, respectively, with the remaining amount to be paid upon the achievement of specified engineering services and product milestones. The license and development fee is determined to be one performance obligation and is recognized over the 24 months during which we perform the engineering and development services. We use the input method to measure progression of the transfer of services. During the three and six months ended December 31, 2024, we recorded $5.4 million and $11.0 million of license and development revenue, respectively, and during the three and the six months ended December 31, 2023, we recorded $5.5 million and $11.1 million of license and development revenue, respectively. As of December 31, 2024, we had recorded a total of $42.2 million of license and development revenue. When our performance under the contract precedes our receipt of consideration from the customer, and the receipt of consideration is conditional upon factors other than the passage of time, a contract asset is recorded. We also entered an accompanying supply agreement to provide limited wafer supply to the customer.
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

Income tax expense

We are subject to income taxes in various jurisdictions. The Company’s interim period tax provision for (or benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The Company’s quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in forecasting its pre-tax income or loss and the mix of jurisdictions to which they relate, and changes in how the Company does business.

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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the Condensed Consolidated Statements of Income (Loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

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

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Condensed Consolidated Statements of Income (Loss). Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment. Instead the total equity method investment balance, including equity method goodwill, is tested for impairment. We review for impairment whenever factors indicate that the carrying amount of the investment is determined to be other than temporary. In such a case, the decrease in value is recognized in the period the impairment occurs in the Condensed Consolidated Statements of Income (Loss).
Results of Operations
The following tables set forth statements of income (loss), also expressed as a percentage of revenue, for the three and six months ended December 31, 2024 and 2023. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$173,156	$165,285	100.0%	100.0%	$355,043	$345,918	100.0%	100.0%
Cost of goods sold	133,145	121,284	76.9%	73.4%	270,506	250,992	76.2%	72.6%
Gross profit	40,011	44,001	23.1%	26.6%	84,537	94,926	23.8%	27.4%
Operating expenses
Research and development	23,968	22,919	13.8%	13.9%	46,446	45,032	13.1%	13.0%
Selling, general and administrative	21,951	22,216	12.7%	13.4%	44,251	41,647	12.5%	12.0%
Total operating expenses	45,919	45,135	26.5%	27.3%	90,697	86,679	25.6%	25.0%
Operating income (loss)	(5,908)	(1,134)	(3.4)%	(0.7)%	(6,160)	8,247	(1.8)%	2.4%

Other income (loss), net	663	(472)	0.4%	(0.3)%	13	(446)	0.0%	(0.1)%
Interest income	1,135	1,323	0.6%	0.8%	2,400	2,644	0.7%	0.8%
Interest expenses	(701)	(1,049)	(0.4)%	(0.6)%	(1,513)	(2,141)	(0.4)%	(0.7)%
Net income (loss) before income taxes and loss from equity method investment	(4,811)	(1,332)	(2.8)%	(0.8)%	(5,260)	8,304	(1.5)%	2.4%
Income tax expense	1,242	894	0.7%	0.5%	2,282	2,032	0.6%	0.6%
Net income (loss) before loss from equity method investment	(6,053)	(2,226)	(3.5)%	(1.3)%	(7,542)	6,272	(2.1)%	1.8%
Equity method investment loss from equity investee	(561)	(697)	(0.3)%	(0.4)%	(1,568)	(3,409)	(0.5)%	(1.0)%
Net income (loss)	$(6,614)	$(2,923)	(3.8)%	(1.7)%	$(9,110)	$2,863	(2.6)%	0.8%

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,123	$1,504	0.6%	0.9%	$2,138	$1,716	0.6%	0.5%
Research and development	2,193	2,417	1.3%	1.5%	4,128	2,423	1.2%	0.7%
Selling, general and administrative	4,634	4,770	2.7%	2.9%	8,586	5,470	2.4%	1.6%
Total	$7,950	$8,691	4.6%	5.3%	$14,852	$9,609	4.2%	2.8%

Three and Six Months Ended December 31, 2024 and 2023
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$112,956	$108,780	$4,176	3.8%	$235,410	$230,280	$5,130	2.2%
Power IC	53,735	50,295	3,440	6.8%	106,675	103,042	3,633	3.5%
Packaging and testing services and other	1,064	744	320	43.0%	1,916	1,489	427	28.7%
License and development services	5,401	5,466	(65)	(1.2)%	11,042	11,107	(65)	(0.6)%
	$173,156	$165,285	$7,871	4.8%	$355,043	$345,918	$9,125	2.6%
The following is a summary of revenue by end market:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$76,034	$71,756	43.9%	43.4%	$152,445	$142,106	42.9%	41.1%
Consumer	22,568	23,492	13.0%	14.2%	54,265	54,582	15.3%	15.8%
Communication	33,160	28,965	19.2%	17.5%	68,586	59,991	19.3%	17.3%
Power Supply and Industrial	34,929	34,862	20.2%	21.1%	66,789	76,642	18.9%	22.2%
Packaging and testing services and other	1,064	744	0.6%	0.5%	1,916	1,489	0.5%	0.4%
License and development services	5,401	5,466	3.1%	3.3%	11,042	11,108	3.1%	3.2%
	$173,156	$165,285	100.0%	100.0%	$355,043	$345,918	100.0%	100.0%

Total revenue was $173.2 million for the three months ended December 31, 2024, an increase of $7.9 million, or 4.8% as compared to $165.3 million for the same quarter last year. The increase was primarily due to an increase of $4.2 million and $3.4 million in sales of power discrete products and sales of power IC products, respectively, as well as an increase of $0.3 million in packaging and testing services and other, partially offset by a decrease of $0.1 million in license and development services. The net increase in power discrete and power IC product sales was primarily due to a 18.8% increase in unit shipment, partially offset by a 11.8% decrease in average selling price as compared to same quarter last year due to a shift in product mix. The net increase in revenues was primarily driven by a significant increase in the computing markets, particularly in graphics cards products, as well as an increase in the communication markets, particular in battery, partially offset by a decrease in consumer markets, particularly in home appliances products. The increase in revenue of packaging and testing services for the three months ended December 31, 2024, as compared to same quarter last year, was primarily due to increased demand. The decrease in license and development services for the three months ended December 31, 2024 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.

Total revenue was $355.0 million for the six months ended December 31, 2024, an increase of $9.1 million, or 2.6%, as compared to $345.9 million for the same period last year. The increase was primarily due to an increase of $5.1 million and $3.6 million in sales of power discrete products and sales of power IC products, respectively, as well as an increase of $0.4 million in packaging and testing services and other, partially offset by a decrease of $0.1 million in license and development services. The net increase in power discrete and power IC product sales was primarily due to a 17.2% increase in unit shipment, partially offset by a 12.4% decrease in average selling price as compared to same period last year due to a shift in product mix. The net increase in revenues was primarily driven by a significant increase in the computing markets, particularly in graphics cards products, as well as an increase in the communication markets, particular in battery and mobile phone products, partially offset by a decrease in power supply and industrial markets, particularly in quick charger products. The increase in revenue of packaging and testing services for the six months ended December 31, 2024, as compared to same period last year, was primarily due to increased demand. The decrease in license and development services for the six months ended December 31, 2024 was related to the license agreement with a customer to license our proprietary SiC technology and to provide 24-month engineering and development services.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$133,145	$121,284	$11,861	9.8%	$270,506	$250,992	$19,514	7.8%
Percentage of revenue	76.9%	73.4%			76.2%	72.6%
Gross profit	$40,011	$44,001	$(3,990)	(9.1)%	$84,537	$94,926	$(10,389)	(10.9)%
Percentage of revenue	23.1%	26.6%			23.8%	27.4%

Cost of goods sold was $133.1 million for the three months ended December 31, 2024, an increase of $11.9 million or 9.8%, as compared to $121.3 million for the same quarter last year. The increase was primarily due to 4.8% increase in sales. Gross margin decreased by 3.5 percentage points to 23.1% for the three months ended December 31, 2024, as compared to 26.6% for the same quarter last year. The decrease in gross margin was primarily due to average selling pricing erosion, higher material costs and less favorable product mix during the three months ended December 31, 2024.

Cost of goods sold was $270.5 million for the six months ended December 31, 2024, an increase of $19.5 million, or 7.8%, as compared to $251.0 million for the same period last year. The increase was primarily due to 2.6% increase in sales. Gross margin decreased by 3.6 percentage points to 23.8% for the six months ended December 31, 2024, as compared to 27.4% for the same period last year. The decrease in gross margin was primarily due to average selling price erosion, higher material costs and less favorable product mix during the periods.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$23,968	$22,919	$1,049	4.6%	$46,446	$45,032	$1,414	3.1%
Research and development expenses were $24.0 million for the three months ended December 31, 2024, an increase of $1.0 million, or 4.6%, as compared to $22.9 million for the same quarter last year. The increase was primarily attributable to a $0.5 million increase in employee compensation and benefit expense mainly due to higher bonus expense, as well as a $0.7 million increase in product prototyping engineering expense as a result of increased engineering activities, partially offset by a $0.2 million decrease in share-based compensation expense primarily due to less ESPP expenses in current quarter.
Research and development expenses were $46.4 million for the six months ended December 31, 2024, an increase of $1.4 million, or 3.1%, as compared to $45.0 million for the same period last year. The increase was primarily attributable to a $1.7 million increase in share-based compensation as a result of a modification of market-based restricted stock units in August 2024, partially offset by a $0.2 million decrease in product prototyping engineering expense as a result of decreased engineering activities, as well as a $0.1 million decrease in employee compensation and benefit expense mainly due to less headcount, partially offset by higher business and medical insurance expenses.
Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$21,951	$22,216	$(265)	(1.2)%	$44,251	$41,647	$2,604	6.3%

Selling, general and administrative expenses were $22.0 million for the three months ended December 31, 2024, a decrease of $0.3 million, or 1.2%, as compared to $22.2 million for the same quarter last year. The decrease was primarily due to a $0.1 million decrease in share-based compensation expense as a result of less ESPP expenses, a $0.4 million decrease in audit fees, and $0.3 million decrease in consulting fees, partially offset by $0.6 million increase in employee compensation and benefits expenses primarily due to increased headcount.

Selling, general and administrative expenses were $44.3 million for the six months ended December 31, 2024, an increase of $2.6 million, or 6.3%, as compared to $41.6 million for the same period last year. The increase was primarily attributable to a $3.1 million increase in share-based compensation as a result of a modification of market-based restricted stock units in August 2024, and $0.8 million increase in employee compensation and benefits expenses primarily due to increased headcount, partially offset by $0.8 million decrease in audit fees and $0.4 million decrease in consulting fees.

Other income (loss), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$663	$(472)	$1,135	(240.5)%	$13	$(446)	$459	(102.9)%
Other income (loss), net was increased in the three and six months ended December 31, 2024 as compared to the same periods last year primarily due to decrease in foreign currency exchange loss as a result of the depreciation of RMB against USD.
Interest income

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income	$1,135	$1,323	$(188)	(14.2)%	$2,400	$2,644	$(244)	(9.2)%
Interest income was decreased in the three and six months ended December 31, 2024 as compared to the same periods last year primarily due to lower interest rates in the current periods.
Interest expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(701)	$(1,049)	$348	(33.2)%	$(1,513)	(2,141)	$628	(29.3)%
Interest expense was decreased in the three and six months ended December 31, 2024 as compared to the same periods last year primarily due to less outstanding loan balance in the current periods.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,242	$894	$348	38.9%	$2,282	$2,032	$250	12.3%

The Company recognized income tax expense of approximately $1.2 million and $0.9 million for the three months ended December 31, 2024 and 2023, respectively. The income tax expense of $1.2 million for the three months ended December 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $0.9 million for the three months ended December 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2024 and 2023 was $1.2 million and $0.8 million, respectively, and the effective tax rate for the three months ended December 31, 2024 and 2023 was (22.1)% and (41.2%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $5.4 million for the three months ended December 31, 2024 as compared to $2.0 million of pretax book loss for the three months ended December 31, 2023.

The Company recognized income tax expense of approximately $2.3 million and $2.0 million for the six months ended December 31, 2024 and 2023, respectively. The income tax expense of $2.3 million for the six months ended December 31, 2024 included a $0.1 million discrete tax expense. The income tax expense of $2.0 million for the six months ended December 31, 2023 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the six months ended December 31, 2024 and 2023 was $2.1 million and $1.9 million, respectively, and the effective tax rate for the six months ended December 31, 2024 and 2023 was (31.4%) and 39.2%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $6.8 million for the six months ended December 31, 2024 as compared to $4.9 million of pretax book income for the six months ended December 31, 2023.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2024, the gross amount of unrecognized tax benefits was approximately $10.2 million, of which $7.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.2 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024 with a maturity date of March 15, 2025. As of December 31, 2024, there was no outstanding balance for this loan.

In December 2023, Industrial and Commercial Bank of China provided a line of credit facility to one of the Company's subsidiaries in China. The purpose of the credit facility was to provide working capital borrowings. The Company could borrow up to approximately RMB 72.0 million, or $9.9 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024, with a maturity date of December 31, 2024. As of December 31, 2024, there was no outstanding balance for this loan and this loan expired.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company's subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024 with a maturity date of September 8, 2025. As of December 31, 2024, there was no outstanding balance for this loan.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had the net book value of $12.8 million as of December 31, 2024. As of December 31, 2024, the outstanding balance of this debt financing was $7.9 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a

5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of December 31, 2024, Jireh was in compliance with these covenants and the outstanding balance of this loan was $24.7 million.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of December 31, 2024, the Borrower was in compliance with these covenants. As of December 31, 2024, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

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
Cash, cash equivalents and restricted cash
As of December 31, 2024 and June 30, 2024, we had $182.8 million and $175.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $182.8 million and $175.5 million cash, cash equivalents and restricted cash, $99.5 million and $55.0 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$25,126	$(9,628)
Net cash used in investing activities	(14,100)	(21,431)
Net cash used in financing activities	(3,732)	(2,146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	80
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,258	$(33,125)

Cash flows from operating activities
For the six months ended December 31, 2024, the $34.8 million increase in cash provided by operating activities compared to the same period last year was primarily due to a decrease of $20.5 million in inventory purchases and a decrease of $13.2 million in other receivables related to a long-term wafer supply agreement. This increase was also affected by changes in other working capital.
Cash flows from investing activities

For the six months ended December 31, 2024, the $7.3 million decrease in cash used in investing activities compared to the same period last year was primarily due to less purchases of property and equipment in the six months ended December 31, 2024 compared to the same period last year.
Cash flows from financing activities
For the six months ended December 31, 2024, the $1.6 million increase in cash used in financing activities compared to the same period last year was primarily due to $1.1 million decrease in proceeds from exercise of stock options and ESPP, and $0.4 million increase in common shares acquired to settle withholding tax related to vesting of restricted stock.
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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the December 2024 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date [1]	Aggregate number of shares common shares to be sold pursuant to 10b5-1 trading agreements
Stephen C. Chang	Chief Executive Officer	December 13, 2024	July 31, 2025	17,371
Yifan Liang	Chief Financial Officer	December 11, 2024	August 22, 2025	35,142
Lucas Chang	Independent Director	December 16, 2024	April 7, 2025	13,124
Lucas Chang	Independent Director	September 3, 2024	December 3, 2024	12,497 *

1 Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.
*This rule 10b5-1 trading arrangement was inadvertently omitted in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2024. This plan was terminated on or about December 3, 2024 when all shares were sold under such plan.

ITEM 6. EXHIBITS

10.1	The Fourth Supplement to Non-Exclusive Distributor Agreement dated as of January 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation.
10.2	Fifth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation.
10.3	Fourth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd..
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2025

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)