Form 10-Q
period 2025-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2025-05-08
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2025: 29,759,995

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$169,359	$175,127
Restricted cash	207	413
Accounts receivable, net	28,440	12,546
Inventories	188,126	195,750
Other current assets	13,255	14,165
Total current assets	399,387	398,001
Property, plant and equipment, net	316,243	336,619
Operating lease right-of-use assets	22,050	25,050
Intangible assets, net	1,081	3,516
Equity method investment	354,399	356,039
Deferred income tax assets	524	549
Other long-term assets	22,684	25,239
Total assets	$1,116,368	$1,145,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,012	$45,084
Accrued liabilities	64,392	72,371
Payable related to equity investee, net	19,646	13,682
Income taxes payable	2,658	2,798
Short-term debt	11,797	11,635
Deferred revenue	—	2,591
Finance lease liabilities	989	935
Operating lease liabilities	4,928	5,137
Total current liabilities	155,422	154,233
Long-term debt	17,856	26,724
Income taxes payable - long-term	3,791	3,591
Deferred income tax liabilities	25,742	26,416
Finance lease liabilities - long-term	1,533	2,282
Operating lease liabilities - long-term	17,680	20,499
Other long-term liabilities	8,053	19,661
Total liabilities	230,077	253,406
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2025 and June 30, 2024	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 36,869 shares and 29,750 shares, respectively at March 31, 2025 and 36,107 shares and 28,969 shares, respectively at June 30, 2024	74	72
Treasury shares at cost: 7,119 shares at March 31, 2025 and 7,138 shares at June 30, 2024	(79,064)	(79,213)
Additional paid-in capital	368,252	353,109
Accumulated other comprehensive loss	(13,963)	(13,419)
Retained earnings	610,992	631,058
Total shareholders' equity	886,291	891,607
Total liabilities and shareholders' equity	$1,116,368	$1,145,013

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$164,635	$150,060	$519,678	$495,978
Cost of goods sold [1]	129,458	114,505	399,964	365,497
Gross profit	35,177	35,555	119,714	130,481
Operating expenses
Research and development	23,398	23,095	69,844	68,127
Selling, general and administrative	22,437	22,964	66,688	64,611
Total operating expenses	45,835	46,059	136,532	132,738
Operating loss	(10,658)	(10,504)	(16,818)	(2,257)

Other income (loss), net	(65)	308	(52)	(138)
Interest income	927	1,230	3,327	3,873
Interest expenses	(596)	(959)	(2,109)	(3,099)
Gain on change of equity interest in equity method investment	505	—	505	—
Net loss before income taxes and loss from equity method investment	(9,887)	(9,925)	(15,147)	(1,621)

Income tax expense	660	611	2,942	2,643
Net loss before loss from equity method investment	(10,547)	(10,536)	(18,089)	(4,264)
Equity method investment loss from equity investee	(260)	(676)	(1,828)	(4,085)
Net loss	$(10,807)	$(11,212)	$(19,917)	$(8,349)

Net loss per common share
Basic	$(0.37)	$(0.39)	$(0.68)	$(0.30)
Diluted	$(0.37)	$(0.39)	$(0.68)	$(0.30)
Weighted average number of common shares used to compute net loss per share
Basic	29,530	28,433	29,232	28,022
Diluted	29,530	28,433	29,232	28,022
(1) - Amounts include related party transactions. Refer to footnote 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(10,807)	$(11,212)	$(19,917)	$(8,349)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $573 and $(571) tax in each of the three months ended March 31, 2025 and 2024, respectively, and $48 and $497 tax in each of the nine months ended March 31, 2025 and 2024, respectively	(3,241)	2,812	(544)	(3,014)
Comprehensive loss	$(14,048)	$(8,400)	$(20,461)	$(11,363)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	35,205	$70	(7,154)	$(79,343)	$342,636	$(13,937)	$645,132	$894,558
Exercise of common stock options and release of restricted stock units	918	2	—	—	1,053	—	—	1,055
Reissuance of treasury stock upon exercise of common stock options and release of RSUs		—	15	123	—	—	(123)	0
Withholding tax on restricted stock units	(287)	—	—	—	(6,741)	—	—	(6,741)
Share-based compensation	—	—	—	—	8,465	—	—	8,465
Net income	—	—	—	—	—	—	(11,212)	(11,212)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,812	—	2,812
Balance, March 31, 2024	35,836	$72	(7,139)	$(79,220)	$345,413	$(11,125)	$633,797	$888,937

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of restricted stock units	1,156	2	—	—	2,225	—	—	2,227
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	18	145	—	—	(145)	0
Withholding tax on restricted stock units	(308)	—	—	—	(7,343)	—	—	(7,343)
Issuance of shares under ESPP	177	—	—	—	3,423	—	—	3,423
Share-based compensation	—	—	—	—	18,074	—	—	18,074
Net income	—	—	—	—	—	—	(8,349)	(8,349)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,014)	—	(3,014)
Balance, March 31, 2024	35,836	$72	(7,139)	$(79,220)	$345,413	$(11,125)	$633,797	$888,937

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580
Release of restricted stock units	808	1	—	—	(1)	—	—	0
Reissuance of treasury stock upon release of RSUs	—	—	16	128	—	—	(128)	—
Withholding tax on restricted stock units	(306)	—	—	—	(9,377)	—	—	(9,377)
Issuance of shares under ESPP	—	—		—	—	—	—	—
Share-based compensation	—	—	—	—	7,136	—	—	7,136
Net loss	—	—	—	—	—	—	(10,807)	(10,807)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,241)	—	(3,241)
Balance, March 31, 2025	36,869	$74	(7,119)	$(79,064)	$368,252	$(13,963)	$610,992	$886,291

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	917	1	—	—	90	—	—	91
Reissuance of treasury stock upon release of RSUs	—	—	19	149	—	—	(149)	0
Withholding tax on restricted stock units	(332)	—	—	—	(10,355)	—	—	(10,355)
Issuance of shares under ESPP	177	1	—	—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	21,988	—	—	21,988
Net loss	—	—	—	—	—	—	(19,917)	(19,917)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(544)	—	(544)
Balance, March 31, 2025	36,869	$74	(7,119)	$(79,064)	$368,252	$(13,963)	$610,992	$886,291

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(19,917)	$(8,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on change of equity interest in the equity method investment	(505)	—
Depreciation and amortization	46,949	39,849
Loss from equity investment	1,828	4,085
Share-based compensation expense	21,988	18,074
Deferred income taxes, net	(650)	(910)
Loss on disposal of property and equipment	27	88
Impairment of privately-held investment	100	—
Changes in operating assets and liabilities
Accounts receivable	(15,893)	9,166
Inventories	7,624	(14,851)
Other current and long-term assets	4,670	3,637
Accounts payable	5,628	(4,303)
Net payable, equity investee	5,964	2,325
Income taxes payable	59	(895)
Deferred revenue	(2,591)	(409)
Accrued and other liabilities	(22,787)	(28,916)
Net cash provided by operating activities	32,494	18,591
Cash flows from investing activities
Purchases of property and equipment	(22,845)	(29,759)
Proceeds from sale of property and equipment	—	357
Government grant related to equipment	678	809
Net cash used in investing activities	(22,167)	(28,593)
Cash flows from financing activities
Withholding tax on restricted stock units	(10,355)	(7,343)
Proceeds from exercise of stock options and ESPP	3,512	5,650
Repayments of borrowings	(8,729)	(8,586)
Principal payments on finance leases	(694)	(644)
Net cash used in financing activities	(16,266)	(10,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	(83)
Net decrease in cash, cash equivalents and restricted cash	(5,974)	(21,008)
Cash, cash equivalents and restricted cash at beginning of period	175,540	195,603
Cash, cash equivalents and restricted cash at end of period	$169,566	$174,595

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$9,933	$3,906

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$169,359	$174,387
Restricted cash	207	208
Total cash, cash equivalents, and restricted cash	$169,566	$174,595
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or any other interim period. The consolidated balance sheet at June 30, 2024 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to stock rotation returns, price adjustments, inventory reserves, income taxes, leases, equity method investment, share-based compensation, recoverability of and useful lives for property, plant and equipment and intangible assets.

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

License and Development Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45.0 million, consisting of an upfront fee and various milestone payments over the 24 months. In addition, the Company also entered into an accompanying supply agreement to provide limited wafer supply to the customer. The license and development fee was determined to be one performance obligation and was recognized over the 24 months during which the Company performs the engineering and development services. The Company used the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. The Company recognized a contract liability when payments were in excess of revenue recognized, which was presented as deferred revenue on the balance sheet. When the Company’s performance under the contract preceded its receipt of consideration from the customer, and the receipt of consideration was conditional upon factors other than the passage of time, a contract asset was recorded.

During the three and nine months ended March 31, 2025, the Company recorded license and development revenue of $2.8 million and $13.8 million, respectively. During the three and nine months ended March 31, 2024, the Company recorded license and development revenue of $5.1 million and $16.2 million, respectively. As of March 31, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement.
Restricted Cash

The Company maintains restricted cash in connection with cash balances temporarily restricted by the local custom authority for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2025 and June 30, 2024, the amount of restricted cash was $0.2 million and $0.4 million, respectively.

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

The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the Condensed Consolidated Statements of Income (Loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company is not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

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

In the past three years, the Company has been reducing its equity ownership of the JV Company to increase the flexibility of the JV Company to raise capital to fund its future expansion. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. The funding of the investment will be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. The remaining installments are expected to be paid by July 31, 2025. This transaction was closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. During the three and nine months ended March 31, 2025, the Company recorded a gain of $0.5 million on the change of equity interest in the JV Company. As of March 31, 2025, the percentage of outstanding JV equity interest beneficially owned by the Company was 39.2%.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three and nine months ended March 31, 2025, the Company recorded a $0.3 million loss and $1.8 million loss of its equity share of the JV Company, respectively, using lag reporting. During the three and nine months ended March 31, 2024, the Company recorded a $0.7 million loss and $4.1 million loss, respectively, of its equity share of the JV Company, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of March 31, 2025, the Company owned a 39.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. AOS previously sold 8-inch wafers to the JV Company for further assembly and testing services until January 1, 2023, when it changed to consigning the 8-inch wafers to the JV Company. Due to the right of offset of receivables and payables with the JV Company, as of March 31, 2025, AOS recorded the net amount of $19.6 million as payable related to equity investee, net, in the Condensed Consolidated Balance Sheet. The purchases by AOS for the three and nine months ended March 31, 2025 were $25.9 million and $82.4 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2025 were $2.0 million and $7.3 million, respectively. The purchases by AOS for the three and nine months ended March 31, 2024 were $22.4 million and $80.8 million, respectively, and the sales by AOS for the three and nine months ended March 31, 2024 were $2.6 million and $6.3 million, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss	$(10,807)	$(11,212)	$(19,917)	$(8,349)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	29,530	28,433	29,232	28,022
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	29,530	28,433	29,232	28,022
Net loss per common share:
Basic	$(0.37)	$(0.39)	$(0.68)	$(0.30)
Diluted	$(0.37)	$(0.39)	$(0.68)	$(0.30)
The following potential dilutive securities were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,322	1,688	2,493	2,242
ESPP	524	1,008	652	1,046
Total potential dilutive securities	2,846	2,696	3,145	3,288

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2025	2024	2025	2024
Customer A	22.9%	25.0%	22.1%	26.1%
Customer B	50.5%	46.4%	51.6%	44.8%

	March 31, 2025	June 30, 2024
Percentage of accounts receivable
Customer A	10.0%	*
Customer B	47.7%	*
Customer C	*	33.4%
Customer D	*	33.4%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	March 31, 2025	June 30, 2024
	(in thousands)
Accounts receivable	$74,783	$54,265
Less: Allowance for price adjustments	(46,313)	(41,689)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$28,440	$12,546

Inventories:

	March 31, 2025	June 30, 2024
	(in thousands)
Raw materials	$80,805	$78,064
Work-in-process	90,162	87,898
Finished goods	17,159	29,788
	$188,126	$195,750

Other current assets:

	March 31, 2025	June 30, 2024
	(in thousands)
Value-added tax receivable	$385	$304
Other prepaid expenses	2,453	1,822
Prepaid insurance	826	4,623
Prepaid maintenance	1,292	2,195
Deposit with supplier	5,308	1,301
Prepaid income tax	1,259	819
Interest receivable	247	383
Short term deposit	510	21
Other receivables	975	2,697
	$13,255	$14,165

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2025	June 30, 2024
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	71,640	71,266
Manufacturing machinery and equipment	430,135	423,960
Equipment and tooling	36,454	36,203
Computer equipment and software	52,976	53,081
Office furniture and equipment	3,206	3,193
Leasehold improvements	43,340	41,671
	642,628	634,251
Less: accumulated depreciation and amortization	(357,858)	(320,751)
	284,770	313,500
Equipment and construction in progress	31,473	23,119
Property, plant and equipment, net	$316,243	$336,619

Intangible assets, net:

	March 31, 2025	June 30, 2024
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(18,643)	(16,208)
	812	3,247
Goodwill	269	269
Intangible assets, net	$1,081	$3,516

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2025 (Remaining)	$812

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	March 31, 2025	June 30, 2024
	(in thousands)
Prepayments for property and equipment	$2,032	$620
Investment in a privately held company	—	100
Customs deposit	826	652
Deposit with supplier	18,080	22,117
Office leases deposits	1,305	1,418
Other	441	332
	$22,684	$25,239
Accrued liabilities:

	March 31, 2025	June 30, 2024
	(in thousands)
Accrued compensation and benefits	$17,184	$14,945
Warranty accrual	2,049	2,407
Stock rotation accrual	4,975	4,660
Accrued professional fees	2,758	3,198
Accrued inventory	2,201	728
Accrued facilities related expenses	2,322	2,137
Accrued property, plant and equipment	6,050	6,986
Other accrued expenses	4,646	3,822
Customer deposits	18,903	32,182
ESPP payable	3,304	1,306
	$64,392	$72,371
Short-term customer deposits are payments received from customers for securing future product shipments. As of March 31, 2025, $7.0 million for such deposits were from Customer A, $2.0 million were from Customer B, and $9.9 million were from other customers. As of June 30, 2024, $9.0 million were from Customer A, $8.9 million were from Customer B, and $14.3 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$2,407	$1,674
Additions	884	773
Released	(700)	—
Utilization	(542)	(165)
Ending balance	$2,049	$2,282

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$4,660	$5,588
Additions	8,175	7,849
Utilization	(7,860)	(8,759)
Ending balance	$4,975	$4,678
Other long-term liabilities:

	March 31, 2025	June 30, 2024
	(in thousands)
Customer deposits	$8,000	$19,661
Computer software liabilities	53	—
Other long-term liabilities	$8,053	$19,661

Customer deposits are payments received from customers for securing future product shipments. As of March 31, 2025, $5.0 million for such deposits were from Customer A, $1.0 million were from Customer B, and $2.0 million were from other customers. As of June 30, 2024, $12.0 million were from Customer A, $2.0 million were from Customer B, and $5.7 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Short-term borrowings

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.3 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2025. This line of credit expired on March 15, 2025. As of March 31, 2025, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company’s subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2025 with a maturity date of September 8, 2025. As of March 31, 2025, there was no outstanding balance for this loan.

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2025, the Borrower was in compliance with these covenants. As of March 31, 2025, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had the net book value of $12.5 million as of March 31, 2025. As of March 31, 2025, the outstanding balance of this debt financing was $7.2 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $22.5 million.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2025 (Remaining)			$2,935
2026			11,871
2027			14,344
2028			536
Total principal			29,686
Less: debt issuance costs			(33)
Total principal, less debt issuance costs			$29,653

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,818	$17,868	$29,686
Less: debt issuance costs	(21)	(12)	(33)
Total debt, less debt issuance costs	$11,797	$17,856	$29,653

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating leases:
Fixed rent expense	$1,611	$1,356	$4,756	$4,399
Variable rent expense	289	307	828	819
Finance lease:
Amortization of equipment	128	128	385	385
Interest	50	67	164	214
Short-term leases
Short-term lease expenses	48	41	122	128
Total lease expenses	$2,126	$1,899	$6,255	$5,945

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2025	June 30, 2024
Operating Leases:
Right-of-use assets associated with operating leases	$22,050	$25,050
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,556)	(1,171)
Property, plant and equipment, net	$3,577	$3,962

Weighted average remaining lease term (in years)
Operating leases	5.19	5.54
Finance lease	2.50	3.25

Weighted average discount rate
Operating leases	4.87%	4.91%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,830	$4,804
Operating cash flows from finance lease	$164	$214
Financing cash flows from finance lease	$694	$644

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$945	$3,954

Future minimum lease payments are as follows as of March 31, 2025 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2025	$1,589	$286
2026	5,730	1,144
2027	4,829	1,144
2028	4,276	191
2029	3,988	—
Thereafter	5,187	—
Total minimum lease payments	25,599	2,765
Less amount representing interest	(2,991)	(243)
Total lease liabilities	$22,608	$2,522

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’ TRSU activities for the nine months ended March 31, 2025:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,469,135	$29.13	1.66	$54,901,575
Granted	614,488	$29.82
Vested	(522,441)	$31.54
Forfeited	(52,233)	$28.39
Nonvested at March 31, 2025	1,508,949	$28.61	1.82	$37,512,472

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. The Company recorded $1.4 million and $3.6 million of expenses for the three and nine months ended March 31, 2025. The Company recorded $1.1 million of expenses for the three months ended March 31, 2024, and a negative $4.0 million of expenses for the nine months ended March 31, 2024 due to a $6.4 million of reversal of the prior recognized expenses.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.1 million and $0.5 million of expenses for MSUs during the three and nine months ended March 31, 2025, respectively, and $0.2 million and $0.8 million of expenses during the three and nine months ended March 31, 2024, respectively.

The following table summarizes the Company’ MSUs activities for the nine months ended March 31, 2025:

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	1,727,000	$28.15	2.83	$64,537,990
Vested	(270,000)	$5.17
Forfeited	(21,000)	$38.14
Nonvested at March 31, 2025	1,436,000	$32.32	3.14	$35,698,960

Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million and $2.9 million of expense for these PRSUs during the three and nine months ended March 31, 2025, respectively, and $0.8 million and $2.0 million of expense for the three and nine months ended March 31, 2024, respectively.

The following table summarizes the Company’s PRSUs activities for the nine months ended March 31, 2025:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2024	344,125	$30.69	1.73	$12,859,951
Granted	209,750	$27.61
Vested	(133,910)	$33.60
Forfeited	(10,402)	$48.65
Nonvested at March 31, 2025	409,563	$27.71	2.10	$10,181,736
Stock Options

The Company did not grant any stock options during the nine months ended March 31, 2025 and 2024. The following table summarizes the Company’s stock option activities for the nine months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value
Outstanding at June 30, 2024	10,000	$9.07	0.13	$283,000
Exercised	(10,000)	$9.07		$265,267
Outstanding at March 31, 2025	0	$0.00	0.00	$0.00

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2025
Volatility rate	54.1%
Risk-free interest rate	4.4%
Expected term	1.3 years
Dividend yield	0%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Loss for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of goods sold	$1,047	$1,424	$3,185	$3,140
Research and development	1,890	2,163	6,018	4,586
Selling, general and administrative	4,199	4,878	12,785	10,348
	$7,136	$8,465	$21,988	$18,074

As of March 31, 2025, total unrecognized compensation cost under the Company’s share-based compensation plans was $56.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

10. Income Taxes

The Company recognized income tax expense of approximately $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense of $0.7 million for the three months ended March 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $0.6 million for the three months ended March 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.6 million, respectively, and the effective tax rate for the three months ended March 31, 2025 and 2024 was (5.8)% and (5.3)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company recognized income tax expense of approximately $2.9 million and $2.6 million for the nine months ended March 31, 2025 and 2024, respectively. The income tax expense of $2.9 million for the nine months ended March 31, 2025 included a $0.2 million discrete tax expense. The income tax expense of $2.6 million for the nine months ended March 31, 2024 included a $0.2 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the nine months ended March 31, 2025 and 2024 was $2.7 million and $2.5 million, respectively, and the effective tax rate for the nine months ended March 31, 2025 and 2024 was (16.1)% and (43.4)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $17.0 million for the nine months ended March 31, 2025 as compared to $5.7 million of pretax book loss for the nine months ended March 31, 2024.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2025, the gross amount of unrecognized tax benefits was approximately $10.3 million, of which $7.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Hong Kong	$141,316	$123,731	$445,451	$389,018
China	18,701	19,108	55,871	76,270
South Korea	515	326	1,214	9,670
United States	1,167	1,728	2,939	4,128
Other countries	2,936	5,167	14,203	16,892
	$164,635	$150,060	$519,678	$495,978

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Power discrete	$106,822	$93,815	$342,232	$324,093
Power IC	54,576	49,990	161,251	153,032
Packaging and testing services and other	438	1,204	2,354	2,694
License and development services	2,799	5,051	13,841	16,159
	$164,635	$150,060	$519,678	$495,978

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	March 31, 2025	June 30, 2024
	(in thousands)
China	$99,300	$106,666
United States	234,041	249,791
Other countries	4,952	5,212
	$338,293	$361,669

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2025, the Company had approximately $91.8 million of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others, as well as $18.2 million of capital commitments for the purchase of property and equipment. Purchase commitments are generally restricted to a purchase forecast as mutually agreed between the parties. This purchase forecast can vary among different suppliers.
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

As previously disclosed, the Company continues to cooperate with the Department of Commerce (“DOC”) in connection with its ongoing administrative investigation regarding certain transactions by the Company. On April 16, 2025, the Company received a letter from the DOC, which included certain allegations of administrative violations of export control regulations. The Company is evaluating the letter and held an initial meeting with DOC to discuss the alleged violations and resolution of the matter. The discussion with DOC is ongoing and at this time, the Company is unable to determine the outcome or estimate possible loss and therefore cannot determine the likelihood of loss or estimate a range of possible loss, if any.

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2025 and June 30, 2024.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information set forth under the heading “Factors Affecting Our Performance.” Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “AOS,” the “Company,” “we,” “us” and “our” refer to Alpha and Omega Semiconductor Limited and its subsidiaries.

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on August 23, 2024.
Overview
We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,700 products, and has grown significantly with the introduction of over 100 new products in the fiscal year ended June 30, 2024, and over 60 and 130 new products in the fiscal years ended June 30, 2023 and 2022, respectively. During the nine months ended March 31, 2025, we introduced 75 new products. Our teams of scientists and engineers have developed extensive intellectual property and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 946 patents and 63 patent applications in the United States as of March 31, 2025. We also have a total of 1,054 foreign patents, which were based primarily on our research and development efforts through March 31, 2025. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, flat panel TVs, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for TVs, computers, servers and telecommunications equipment.

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

During the fiscal quarter ended March 31, 2025, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

As of March 31, 2025, we owned approximately 39.2% of outstanding equity interest in a joint venture company (the “JV Company”) that operates a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China, and we relied on the Fab to manufacture wafers to develop our products. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. The funding of the investment will be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. The remaining installments are expected to be paid by July 31, 2025. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%.

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. We also rely on third parties to provide foundry capacity to manufacture our products, including the JV Company, therefore it is important that we maintain continuous access to such capacity, which may not be available at sufficient level or at pricing terms favorable. If these third-party foundries, including the JV Company, take actions or make decisions that prevents us from accessing required capacity, our operations may be adversely affected.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We used the input method to measure progression of the transfer of services. During the three and nine months ended March 31, 2025, we recorded $2.8 million and $13.8 million of license and development revenue, respectively, and during the three and the nine months ended March 31, 2024, we recorded $5.1 million and $16.2 million of license and development revenue, respectively. As of March 31, 2025, we had recorded a total of $45.0 million of license and development revenue. When our performance under the contract preceded our receipt of consideration from the customer, and the receipt of consideration was conditional upon factors other than the passage of time, a contract asset was recorded. We also entered into an accompanying supply agreement to provide limited wafer supply to the customer.
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
Results of Operations
The following tables set forth statements of income (loss), also expressed as a percentage of revenue, for the three and nine months ended March 31, 2025 and 2024. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$164,635	$150,060	100.0%	100.0%	$519,678	$495,978	100.0%	100.0%
Cost of goods sold	129,458	114,505	78.6%	76.3%	399,964	365,497	77.0%	73.7%
Gross profit	35,177	35,555	21.4%	23.7%	119,714	130,481	23.0%	26.3%
Operating expenses
Research and development	23,398	23,095	14.2%	15.4%	69,844	68,127	13.4%	13.7%
Selling, general and administrative	22,437	22,964	13.6%	15.3%	66,688	64,611	12.8%	13.0%
Total operating expenses	45,835	46,059	27.8%	30.7%	136,532	132,738	26.2%	26.7%
Operating loss	(10,658)	(10,504)	(6.4)%	(7.0)%	(16,818)	(2,257)	(3.2)%	(0.4)%

Other income (loss), net	(65)	308	—%	0.2%	(52)	(138)	0.0%	—%
Interest income	927	1,230	0.5%	0.8%	3,327	3,873	0.6%	0.8%
Interest expenses	(596)	(959)	(0.4)%	(0.6)%	(2,109)	(3,099)	(0.4)%	(0.6)%
Gain on change of equity interest in equity method investment	505	—	0.3%	—%	505	—	0.1%	—%
Net loss before income taxes and loss from equity method investment	(9,887)	(9,925)	(6.0)%	(6.6)%	(15,147)	(1,621)	(2.9)%	(0.2)%
Income tax expense	660	611	0.4%	0.4%	2,942	2,643	0.6%	0.5%
Net loss before loss from equity method investment	(10,547)	(10,536)	(6.4)%	(7.0)%	(18,089)	(4,264)	(3.5)%	(0.7)%
Equity method investment loss from equity investee	(260)	(676)	(0.2)%	(0.5)%	(1,828)	(4,085)	(0.3)%	(0.8)%
Net loss	$(10,807)	$(11,212)	(6.6)%	(7.5)%	$(19,917)	$(8,349)	(3.8)%	(1.5)%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,047	$1,424	0.6%	0.9%	$3,185	$3,140	0.6%	0.6%
Research and development	1,890	2,163	1.1%	1.4%	6,018	4,586	1.2%	0.9%
Selling, general and administrative	4,199	4,878	2.6%	3.3%	12,785	10,348	2.5%	2.1%
Total	$7,136	$8,465	4.3%	5.6%	$21,988	$18,074	4.3%	3.6%

Three and Nine Months Ended March 31, 2025 and 2024
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$106,822	$93,815	$13,007	13.9%	$342,232	$324,093	$18,139	5.6%
Power IC	54,576	49,990	4,586	9.2%	161,251	153,032	8,219	5.4%
Packaging and testing services and other	438	1,204	(766)	(63.6)%	2,354	2,694	(340)	(12.6)%
License and development services	2,799	5,051	(2,252)	(44.6)%	13,841	16,159	(2,318)	(14.3)%
	$164,635	$150,060	$14,575	9.7%	$519,678	$495,978	$23,700	4.8%
The following is a summary of revenue by end market:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$78,784	$68,655	47.9%	45.8%	$231,229	$210,761	44.5%	42.5%
Consumer	21,459	23,571	13.0%	15.7%	75,724	78,153	14.6%	15.8%
Communication	28,383	26,820	17.2%	17.9%	96,969	86,811	18.7%	17.5%
Power Supply and Industrial	32,772	24,759	19.9%	16.5%	99,561	101,400	19.2%	20.4%
Packaging and testing services and other	438	1,204	0.3%	0.7%	2,354	2,694	0.4%	0.5%
License and development services	2,799	5,051	1.7%	3.4%	13,841	16,159	2.6%	3.3%
	$164,635	$150,060	100.0%	100.0%	$519,678	$495,978	100.0%	100.0%

Total revenue was $164.6 million for the three months ended March 31, 2025, an increase of $14.6 million, or 9.7% as compared to $150.1 million for the same quarter last year. The increase was primarily due to an increase of $13.0 million and $4.6 million in sales of power discrete products and sales of power IC products, respectively, offset by a decrease of $0.8 million in packaging and testing services and other, as well as a decrease of $2.3 million in license and development services. The net increase in power discrete and power IC product sales was primarily due to a 17.3% increase in unit shipment, partially offset by a 4.3% decrease in average selling price as compared to same quarter last year due to a shift in product mix. The net increase in revenues was primarily driven by a significant increase in the computing markets, particularly in graphics cards products and tablet products, as well as an increase in the power supply and industrial markets, particular in E-mobility products and quick chargers products, partially offset by a decrease in consumer markets, particularly in home appliances products. The decrease in revenue of packaging and testing services for the three months ended March 31, 2025, as compared to same quarter last year, was primarily due to decreased demand. The decrease in license and development services for the three months ended March 31, 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.

Total revenue was $519.7 million for the nine months ended March 31, 2025, an increase of $23.7 million, or 4.8%, as compared to $496.0 million for the same period last year. The increase was primarily due to an increase of $18.1 million and $8.2 million in sales of power discrete products and sales of power IC products, respectively, partially offset by a decrease of $0.3 million in packaging and testing services and other, as well as a decrease of $2.3 million in license and development services. The net increase in power discrete and power IC product sales was primarily due to a 17.2% increase in unit shipment, partially offset by a 9.8% decrease in average selling price as compared to same period last year due to a shift in product mix. The net increase in revenues was primarily driven by a significant increase in the computing markets, particularly in graphics cards products and tablet products, as well as an increase in the communication markets, particular in battery and networking products, partially offset by a decrease in consumer markets, particularly in home appliances products. The decrease in revenue of packaging and testing services for the nine months ended March 31, 2025, as compared to same period last year, was primarily due to decreased demand. The decrease in license and development services for the nine months ended March 31, 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$129,458	$114,505	$14,953	13.1%	$399,964	$365,497	$34,467	9.4%
Percentage of revenue	78.6%	76.3%			77.0%	73.7%
Gross profit	$35,177	$35,555	$(378)	(1.1)%	$119,714	$130,481	$(10,767)	(8.3)%
Percentage of revenue	21.4%	23.7%			23.0%	26.3%

Cost of goods sold was $129.5 million for the three months ended March 31, 2025, an increase of $15.0 million or 13.1%, as compared to $114.5 million for the same quarter last year. The increase was primarily due to 9.7% increase in sales. Gross margin decreased by 2.3 percentage points to 21.4% for the three months ended March 31, 2025, as compared to 23.7% for the same quarter last year. The decrease in gross margin was primarily due to average selling pricing erosion, higher material costs and less favorable product mix during the three months ended March 31, 2025.

Cost of goods sold was $400.0 million for the nine months ended March 31, 2025, an increase of $34.5 million, or 9.4%, as compared to $365.5 million for the same period last year. The increase was primarily due to 4.8% increase in sales. Gross margin decreased by 3.3 percentage points to 23.0% for the nine months ended March 31, 2025, as compared to 26.3% for the same period last year. The decrease in gross margin was primarily due to average selling price erosion, higher material costs and less favorable product mix during the periods.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$23,398	$23,095	$303	1.3%	$69,844	$68,127	$1,717	2.5%
Research and development expenses were $23.4 million for the three months ended March 31, 2025, an increase of $0.3 million, or 1.3%, as compared to $23.1 million for the same quarter last year. The increase was primarily attributable to a $0.5 million increase in employee compensation and benefit expense mainly due to higher bonus expense and higher severance expenses, as well as a $0.2 million increase in product prototyping engineering expense as a result of increased engineering activities, partially offset by a $0.3 million decrease in share-based compensation expense primarily due to more cancellation of awards in current quarter.
Research and development expenses were $69.8 million for the nine months ended March 31, 2025, an increase of $1.7 million, or 2.5%, as compared to $68.1 million for the same period last year. The increase was primarily attributable to a $1.4 million increase in share-based compensation as a result of a modification of market-based restricted stock units in August 2024, as well as a $0.4 million increase in employee compensation and benefit expense mainly due to higher bonus expense and higher severance expenses.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,437	$22,964	$(527)	(2.3)%	$66,688	$64,611	$2,077	3.2%

Selling, general and administrative expenses were $22.4 million for the three months ended March 31, 2025, a decrease of $0.5 million, or 2.3%, as compared to $23.0 million for the same quarter last year. The decrease was primarily due to a $0.7 million decrease in share-based compensation expense as a result of more cancellation of awards, a $0.5 million decrease in design-win commission and marketing demo fees, and $0.4 million decrease in allocation, partially offset by $0.2 million increase in legal expenses, as well as $0.9 million increase in employee compensation and benefits expenses primarily due to increased headcount, higher bonus expense, as well as higher severance expenses.

Selling, general and administrative expenses were $66.7 million for the nine months ended March 31, 2025, an increase of $2.1 million, or 3.2%, as compared to $64.6 million for the same period last year. The increase was primarily attributable to a $2.4 million increase in share-based compensation as a result of a modification of market-based restricted stock units in August 2024, and $1.7 million increase in employee compensation and benefits expenses primarily due to increased headcount, higher bonus expense, as well as higher severance expenses, partially offset by $0.7 million decrease in audit fees, a $0.6 million decrease in design-win commission and marketing demo fees, $0.4 million decrease in consulting fees, and $0.4 million decrease in allocation.

Other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(65)	$308	$(373)	(121.1)%	$(52)	$(138)	$86	(62.3)%
Other income (loss), net decreased in the three and nine months ended March 31, 2025, as compared to the same periods last year primarily due to an increase in foreign currency exchange loss as a result of the appreciation of RMB against USD.
Interest income

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income	$927	$1,230	$(303)	(24.6)%	$3,327	$3,873	$(546)	(14.1)%
Interest income decreased in the three and nine months ended March 31, 2025, as compared to the same periods last year primarily due to lower interest rates in the current periods.
Interest expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(596)	$(959)	$363	(37.9)%	$(2,109)	(3,099)	$990	(31.9)%
Interest expense was decreased in the three and nine months ended March 31, 2025 as compared to the same periods last year primarily due to less outstanding loan balance in the current periods.
Gain on change of equity interest in equity method investment

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Gain on change of equity interest in equity method investment	$505	$—	$505	100.0%	$505	$—	$505	100.0%
On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%.
During the three and nine months ended March 31, 2025, we recorded a $0.5 million of gain on the change of equity interest in the JV Company.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$660	$611	$49	8.0%	$2,942	$2,643	$299	11.3%

The Company recognized income tax expense of approximately $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense of $0.7 million for the three months ended March 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $0.6 million for the three months ended March 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.6 million, respectively, and the effective tax rate for the three months ended March 31, 2025 and 2024 was (5.8)% and (5.3%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The Company recognized income tax expense of approximately $2.9 million and $2.6 million for the nine months ended March 31, 2025 and 2024, respectively. The income tax expense of $2.9 million for the nine months ended March 31, 2025 included a $0.2 million discrete tax expense. The income tax expense of $2.6 million for the nine months ended March 31, 2024 included a $0.2 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the nine months ended March 31, 2025 and 2024 was $2.7 million and $2.5 million, respectively, and the effective tax rate for the nine months ended March 31, 2025 and 2024 was (16.1%) and (43.4%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year as well as from reporting pretax book loss of $17.0 million for the nine months ended March 31, 2025 as compared to $5.7 million of pretax book loss for the nine months ended March 31, 2024.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2024 remain open to examination by U.S. federal and state tax authorities. The tax years 2018 to 2024 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2025, the gross amount of unrecognized tax benefits was approximately $10.3 million, of which $7.0 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In March 2024, Bank of Communications Limited in China provided a line of credit facility to one of the Company’s subsidiaries in China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 140 million or $19.3 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2025. This line of credit expired on March 15, 2025. As of March 31, 2025, there was no outstanding balance for this loan.

In September 2023, China Construction Bank provided a line of credit facility to one of the Company’s subsidiaries in
China. The purpose of the credit facility is to provide working capital borrowings. The Company could borrow up to approximately RMB 50 million or $6.9 million based on currency exchange rate between RMB and U.S. Dollar on March 31, 2025 with a maturity date of September 8, 2025. As of March 31, 2025, there was no outstanding balance for this loan.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had the net book value of $12.5 million as of March 31, 2025. As of March 31, 2025, the outstanding balance of this debt financing was $7.2 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of March 31, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $22.5 million.

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to reduce the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of March 31, 2025, the Borrower was in compliance with these covenants. As of March 31, 2025, there was no outstanding balance and the Company had unused credit of approximately $8.0 million.

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
Cash, cash equivalents and restricted cash
As of March 31, 2025 and June 30, 2024, we had $169.6 million and $175.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $169.6 million and $175.5 million cash, cash equivalents and restricted cash, $83.4 million and $55.0 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$32,494	$18,591
Net cash used in investing activities	(22,167)	(28,593)
Net cash used in financing activities	(16,266)	(10,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	(83)
Net decrease in cash, cash equivalents and restricted cash	$(5,974)	$(21,008)

Cash flows from operating activities
For the nine months ended March 31, 2025, the $13.9 million increase in cash provided by operating activities compared to the same period last year was primarily due to an increase of net loss of $11.6 million and an increase of non-cash expenses of $8.6 million, a decrease of $22.5 million in inventory purchases, an increase of accounts payable of $9.9 million, and an increase of $6.1 million in accrued and other liabilities. These sources of cash were offset by an increase of $25.1 million in accounts receivable. This net increase was also affected by changes in other working capital.
Cash flows from investing activities

For the nine months ended March 31, 2025, the $6.4 million decrease in cash used in investing activities compared to the same period last year was primarily due to less purchases of property and equipment in the nine months ended March 31, 2025 compared to the same period last year.
Cash flows from financing activities
For the nine months ended March 31, 2025, the $5.3 million increase in cash used in financing activities compared to the same period last year was primarily due to $2.1 million decrease in proceeds from exercise of stock options and ESPP, and $3.0 million increase in common shares acquired to settle withholding tax related to the release of restricted stock.
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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, the Company continues to cooperate with the Department of Commerce (“DOC”) in connection with its ongoing administrative investigation regarding certain transactions by the Company. On April 16, 2025, the Company received a letter from the DOC, which included certain allegations of administrative violations of export control regulations. The Company is evaluating the letter and held an initial meeting with DOC to discuss the alleged violations and resolution of the matter. The discussion with DOC is ongoing and at this time, the Company is unable to determine the outcome or estimate possible loss and therefore cannot determine the likelihood of loss or estimate a range of possible loss, if any.

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

Changes in tariffs and international trade policies affecting imports and exports may have a material adverse effect on our business operations and financial performance.

The U.S. has recently proposed the implementation of a range of new tariffs and significant increases to existing tariffs. In response to such tariffs announced by the U.S., other countries have imposed or are considering imposing new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to tariffs, trade policies, taxes and other related government regulations, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Such uncertainties and risks may negatively affect our ability to enter into new business transactions with partners, vendors and customers because of the lack of clarity on the economic benefits of such transactions. Significant increase in U.S. tariffs may increase the costs of materials, goods and components that we purchase from suppliers from other countries for the manufacturing and distribution of our products, which may adversely affect our financial performance. Also, we may not be able to mitigate the impact of tariffs by identifying and securing alternative sources in the U.S. for similar materials, goods and components at comparable qualities or more favorable prices. In addition, retaliatory tariffs from other countries could have a significant negative impact on our business overseas that rely on imports of goods and products from the U.S. Furthermore, tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our business relationships with customers, suppliers and partners in Asia, including China, Hong Kong, Taiwan, Korea and Japan. Any significant changes in trade policies and tariffs may also affect the business operations of our customers, suppliers and partners, which may cause them to take actions or make decisions that adversely affect our business operations and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers or directors during the March 2025 quarter. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date (1)	Aggregate number of common shares to be sold pursuant to 10b5-1 trading agreements
Wenjun Li	Chief Operating Officer	February 11, 2025	October 31, 2025	16,733
So Yeon Jeong	Independent Director	March 7, 2025	February 11, 2026	5,024
Claudia Chen	Independent Director	March 12, 2025	March 10, 2026	4,844
Lucas Chang	Independent Director	December 16, 2024	February 26, 2025 (2)	-

1. Each plan will expire on the earlier of the end date and the completion of all transactions under the trading arrangement.

2. As previously disclosed, this rule 10b5-1 trading arrangement’s original end date was April 7, 2025 and was terminated early on February 26, 2025. No shares were sold under this arrangement.

ITEM 6. EXHIBITS

10.1	Calendar Year 2025 Executive Incentive Cash Bonus Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2025

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)