Form 10-K
period 2025-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2025-08-28
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2024 was approximately $904 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2024 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,013,611 shares of the registrant's common shares outstanding as of July 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2025.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2025

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,800 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2025, and over 100 and 60 new products in the fiscal years ended June 30, 2024 and 2023, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 949 issued patents and 64 pending patents in the United States as of June 30, 2025. We also have a total of 961 foreign patents, which were based primarily on our research and development efforts through June 30, 2025. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2025, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs and integrated power modules for the home appliance market, as well as power integrated circuits (“ICs”) for personal computing (“PC ”), advanced computing and gaming applications.

Our business model leverages global resources, including research and development and manufacturing in the United States and Asia. Our sales and technical support teams are localized in several growing markets. We operate an 8-inch wafer fabrication facility located in Hillsboro, Oregon, or the Oregon Fab, which is critical for us to accelerate proprietary technology development, new product introduction and improve our financial performance. To meet the market demand for the more mature high volume products, we also utilize the wafer manufacturing capacity of selected third party foundries. For assembly and test, we primarily rely upon our in-house facilities in China. In addition, we utilize subcontracting partners for industry standard packages. We believe our in-house packaging and testing capability provide us with a competitive advantage in proprietary packaging technology, product quality, cost and sales cycle time.

As of June 30, 2025, we owned approximately 39.2% of outstanding equity interest in a joint venture company (the “JV Company”) that operates a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”, “Chongqing Fab” ) in the LiangJiang New Area of Chongqing, China, and the JV Company is an important supplier of wafers and assembly and test services to us. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on the currency exchange rate between RMB and

U.S. Dollar on December 31, 2024) in the JV Company in exchange for a 7.09% interest. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. We recorded a gain of $0.5 million on the change of equity interest in the JV Company, which was included in the equity method investment loss line in the consolidated statements of operations. The funding of the investment was agreed to be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. However, the JV Company has not received the remaining two installments as of the filing date.

On July 14, 2025, we entered into an equity transfer agreement (“Agreement”) with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. We identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025. We believe this sale will provide additional and significant capital for us to continue investment in technology, research and development projects and acquisition of assets complimentary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide. In addition, the JV Company will continue to provide us with a significant level of foundry capacity to enable us to develop and manufacture our products. Pursuant to an agreement with the JV Company and other shareholders of the JV Company, the JV Company is committed to provide us with a specified level of monthly wafer production capacity.
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

As a result of these fundamental differences, the analog semiconductor industry is distinct from the digital semiconductor industry in terms of the complexity of design and the length of product cycle. Improper interactions between analog circuit elements can potentially render an electronic system inoperable. Experienced engineers engaged in the design process are necessary because computer-aided design cannot fully model the behavior of analog circuitry. Therefore, experienced analog engineers with requisite knowledge are in great demand but short supply worldwide. In addition, analog semiconductors tend to have a longer product life cycle because original design manufacturers, or ODMs, and original equipment manufacturers, or OEMs typically design the analog portions of a system to span multiple generations of products. Once designed into an application, the analog portion is rarely modified because even small changes to the analog portion can trigger unanticipated consequences in other components, resulting in system instability.
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

The power semiconductor market has been driven by several key factors in recent years. The proliferation of computer and consumer electronics, such as notebooks, tablets, smart phones, and portable media players created the need for sophisticated power management that increases power efficiency and extends battery life. The evolution of these products is characterized by increased functionality, thinner and smaller form factors and decreasing prices. Our Power IC and low voltage

(5V-40V) MOSFET products address these markets. In the area of AC-DC power supplies for electronic equipment, data centers and servers, the market is characterized by a continuous demand for energy conservation through higher efficiency, which drives the market for our medium voltage (40V-400V) and high voltage (500V-1000V) MOSFET products. The increased application of power semiconductors to control motors in white goods and industrial applications is driving demand for IGBTs. IGBTs are also being used in renewable energy and automotive applications.

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
Our strategies
We seek to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. We have adopted strategies that allow us to balance the development of proprietary technology at in-house fabrication and packaging facilities and also utilize the capacity and manufacturing capability of third-party foundries and subcontractors. This enables us to bring new products to market faster, and improve our financial performance in the long run. This model also allows us to respond more quickly to our customer demands, enhances relationships with strategic customers, provides flexibility in capacity management, and enables geographic diversification of our supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain supply chain and operational risks. In addition, we enhanced the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding factory facilities, which we expect will have a positive impact on our future new product development and revenue. We intend to continue exploring opportunities to expand our manufacturing capabilities, including acquisition of existing facilities, formation of joint ventures or partnerships with third parties or applying for government funding or grants available in the semiconductor industry.

Although our largest end-market is the Computing market, we have successfully diversified our business by expanding into other markets, including consumer, communications, and power supply and industrial markets. While we have made progress in our diversification and expansion into additional applications, we continue to support and grow our computing business by expanding bill-of-material content, gaining market share, acquiring new customers, and expanding into new application areas such as AI.

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,800 products and we have introduced over 100 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. This includes expanding our power IC portfolio with multiphase controllers and smart power stages to address advanced System on Chip (SoC) products used in personal computing, AI, graphics cards, and gaming.
Leverage our power semiconductor expertise to drive new technology platforms

We believe that the ever-increasing demand for power efficiency in power semiconductors requires expertise in and a deep understanding of the interrelationship among device physics, process technologies, design and packaging. We also believe that engineers with experience and understanding of these multiple disciplines are in great demand but short supply. Within this context, we believe that we are well positioned to be a leader in providing total power management solutions because of our extensive pool of experienced scientists and engineers and our strong IP portfolio. Accordingly, we intend to leverage our expertise to increase the number of power discrete technology platforms and power IC designs, including multiphase controller products to expand our product offerings and deliver complete power solutions for our targeted applications. In addition, our ability to develop new technology is enhanced by the operation of our own manufacturing facilities in Oregon and our close partnership with the JV Company.
Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs that are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs that have traditionally been responsible for manufacturing these products.

We are also focusing on developing and solidifying relationships with certain Tier 1 customers, whose reputation, resources and market share may enable us to generate more significant sales and design wins, and we believe long-term relationships with Tier 1 customers will be a critical factor in our strategy to grow and expand our business operations. While OEMs typically focus design efforts on flagship products, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which are sold directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, thereby increasing the number of our products used within their systems, and leveraging relationships to penetrate other products. In addition, we are focusing our research and development efforts to respond more directly to market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.
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

Our power discrete products consist of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know-how in various markets. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage 600V and 700V MOSFET portfolio based on our aMOS5 technology platform in order to address demanding consumer and industrial applications. Our high-voltage portfolio includes our proprietary IGBT technology, which we provide highly robust and easy-to-use solutions for industrial motor control and white goods applications. We have also deployed our 1200V SiC (Silicon carbide) products based on our AlphaSiC platform, designed to address high efficiency, high density industrial applications such as solar inverters, UPS, and battery management systems.

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

The following table lists our product families and the principal end uses of our products:

Product Family	Description	Product Categories within Product Type	Typical Application
Power Discretes	Low on-resistance switch used for routing current and switching voltages in power control circuits High power switches used for power circuits	DC-DC for CPU/GPU DC-AC conversion AC-DC conversion Load switching Motor control Battery protection Power factor correction	Smart phone chargers, battery packs, notebooks, desktop and servers, data centers, base stations, graphics card, game boxes, TVs, AC adapters, power supplies, motor control, power tools, E-vehicles, white goods and industrial motor drives, UPS systems, solar inverters and industrial welding

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching DrMOS power stage	Flat panel displays, TVs, Notebooks, graphic cards, servers, AI datacenters, DVD/Blu-Ray players, set-top boxes, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, desktop PCs, tablets, flat panel displays, TVs, smart phones, and portable electronic devices
Power discrete products

Power discretes are used across a wide voltage and current spectrum, requiring high efficiency and reliability under harsh conditions. Due to the diverse nature of end-market applications, we market both general purpose MOSFETs that are used in multiple applications as well as application specific MOSFETs.

Our current power discrete product line includes industry standard trench MOSFETs, Shielded-Gate low voltage and mid-voltage MOSFETs, SuperJunction high voltage MOSFETs, and trench-stop IGBTs, as well as application specific MOSFETs for smartphone battery management, dual MOSFETs for CPU power conversion, and high-power density MOSFETs for IBC power modules in AI data centers.
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

During the fourth quarter of fiscal year of 2025, we unveiled mega IPM-7 series intelligent power modules engineered to improve application performance and deliver increased power density. These new series are optimized for brushless DC (BLDC) motor drive-based designs, including home appliance applications such as air-conditioners, refrigerators, dishwashers, and power tools. We announced AOTL66935 utilizes AOS’ 100V AlphaSGT™ proprietary MOSFET technology which combines the advantages of trench technology for low on-resistance with high safe operating area (SOA) capability that meets 48V hot swap requirements in AI server and telecom applications. We introduced Gen3 1200V αSiC MOSFETs designed to maximize efficiency in high power applications. These Gen3 MOSFETs provide up to 30 percent improved switching figure-of-merit (FOM) compared to AOS’ previous generation while maintaining low conduction losses at high load conditions. We also introduced AMD SVI3 multiphase controller with low quiescent power for graphics and desktop systems. In addition, we introduced 25V MOSFET in DFN3.3x3.3 source-down packaging that meets power demands in AI servers. The source-down packaging technology offers a larger source contact to the PCB, and its center gate pin layout allows easier routing on the PCB, so the gate driver connection can be minimized.

During the third quarter of fiscal year of 2025, we unveiled a 16-phase controller that supports further AI server and graphic card innovation. This control scheme delivers a highly efficient, flexible power solution when paired with AOS' power stages. We also added two new advanced MOSFET package options for high-current applications. These devices provide low ohmic and high current capabilities, critical to reducing the number of parallel MOSFETs needed in high current designs such as in next-generation e-mobility and industrial applications.

During the second quarter of fiscal year of 2025, we announced our new application-specific EZBuck™ Regulator. The highly integrated, compact, and high-power-density AOZ23567QI constant on-time buck converter offers an upgraded solution that is designed to support VCCPRIM_VNNAON rails in the Intel Arrow Lake platform. Also, we unveiled our AOZ73004CQI, the world’s first 4-phase controller for blackwell GPUs. Its advanced design has received full OpenVReg (Open Voltage Regulator) OVR4-22 compliance.

During the first quarter of fiscal year of 2025, we announced new highly robust power MOSFET LFPAK 5x6 package for high performance and high-reliability requirements. It is designed to withstand harsh environments while maintaining MOSFET. In addition, we introduced an ideal diode protection switch with limited power source feature as a safeguard for multiport USB-C applications. The new device has advanced features that substantially reduce voltage drop and power loss compared to a discrete implementation.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. In general, under our agreements with distributors, they have limited rights to return unsold merchandise, subject to time and volume limitations. As of June 30, 2025, 2024 and 2023, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 51.3% and 22.1% of our revenue, respectively, for the fiscal year ended June 30, 2025, 46.0% and 25.0% of our revenue, respectively, for the fiscal year ended June 30, 2024, and 35.6% and 21.6% of our revenue, respectively, for fiscal year ended June 30, 2023, respectively.
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

Our sales cycle varies depending on the types of products and can range from six to eighteen months. In general, our power discrete products and Power IC products in Computing and Consumer segments progress more rapidly through the customer's design and marketing processes, and therefore they generally have a shorter sales cycle. In contrast, our IGBT and Module products, used mostly in the power supply, home appliance and industrial applications, require a more extended design and marketing timeline and thus have a longer sales cycle. Typically, our sales cycle for all products comprises the following steps:
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
 Seasonality

Our business is subject to seasonal fluctuations, primarily due to our involvement in the power semiconductor market for consumer electronic products. Sales seasonality is influenced by various factors, including global and regional economic conditions, trends within the personal computer (PC) market, revenue contributions from newly introduced products, variations in distributor ordering behavior driven by channel inventory adjustments, and end-customer demand. Additionally, fluctuations in consumer purchasing patterns—particularly leading up to major holiday seasons—also contribute to the seasonal nature of our revenue. Our revenue is subject to some seasonal variation. Historically, our sequential revenue growth rate tends to be weaker in the March and December quarters when compared with other quarters.

Research and development

We view technology as a competitive advantage, and we invest significant time and capital in research and development to address the technology-intensive needs of our end customers. Our research and development expenditures for the fiscal years of 2025, 2024 and 2023 were $94.3 million, $89.9 million and $88.1 million, respectively. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Texas, Arizona, Korea, Taiwan, and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources in developing and enhancing our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. Our efforts to develop innovative packaging technologies continues to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2025, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

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
Wafer fabrication

Our Oregon Fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries. Currently wafers from our third-party accounts for around 30% of AOS’s total wafer supply.
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
Intellectual property rights

Intellectual property is a critical component of our business strategy, and we intend to continue to invest in the growth, maintenance and protection of our intellectual property portfolio. We own significant intellectual property in many aspects of power semiconductor technology, including device physics and structure, wafer processes, circuit designs, packaging, modules and subassemblies. We have also entered into intellectual property licensing agreements with other companies to use selected third-party technology for the development of our products, although we do not believe our business is dependent to any significant degree on any individual third-party license agreement. In February 2023, the Company entered into a license agreement with a customer, pursuant to which the Company agreed to license its proprietary Silicon Carbide (SiC) technology to the customer and engineering and development services for 24 months for a total fee of $45.0 million, consisting of an upfront fee and various milestone payments over the 24 months. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement and we have no further obligations under this agreement.

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. The patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2025, we had 949 patents issued in the United States, which were based on our research and development efforts, of the 949 issued patents, 855 are active and these patents are set to expire between 2025 and 2043. We also had a total of 961 foreign patents, including 392 Chinese patents, 520 Taiwanese patents, 29 Korean patents, 5 Philippine patents, 8 Japanese patents, 3 Europe patents and 4 India patents as of June 30, 2025. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents will expire in the years between 2025 and 2043. In addition, as of June 30, 2025, we had a total of 165 patent applications, of which 64 patents were pending in the United States, 68 patents were pending in China, 31 patents were pending in Taiwan and 2 patents were pending in India.

As our technologies are deployed in new applications and as we diversify our product portfolio based on new technology platforms, we may be subject to potential infringement claims. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management's attention and resources. However, we are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
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
Human Capital Resources

As of June 30, 2025, we had 2,428 employees, of whom 770 were located in the United States, 1,475 were located in China, and 183 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

We are committed to providing a work environment in which our employees can realize fully their talents and develop successful careers. As our strength is in our people, we invest significantly in our employees by providing a wide range of training and development opportunities, including mentoring, coaching, tuition reimbursement, attendance at external seminars and professional conferences, and regular in-house training sessions on specific topics. We train our managers to become good stewards for our employees, balancing the need for quality of life with performance results. We believe that these efforts contribute to the growth, well-being and loyalty of our employees, as more than 50% of our managerial positions are filled through promotions of existing employees.

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

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2025, 2024 and 2023, we were in compliance with the related conflict minerals rule.

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
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2025. There are no family relationships between any executive officers, except that Mr. Stephen C. Chang is a son of Dr. Mike F. Chang.

Name	Age	Position
Stephen C. Chang	48	Chief Executive Officer and Director
Mike F. Chang, Ph.D.	80	Chairman of the Board and Executive Vice President of Strategic Initiatives
Yifan Liang	61	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	56	Chief Operating Officer
Bing Xue, Ph.D.	61	Executive Vice President of Worldwide Sales and Business Development

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

Mike F. Chang, Ph.D., is the founder of our company and serves as our Chairman of the Board and Executive Vice President of Strategic Initiatives. Dr. Chang previously served as Executive Chairman from March 2023 to March 2025. He served as Chief Executive Officer since the founding of our company until March 2023. Prior to establishing our company, Dr. Chang served as the Executive Vice President at Siliconix Incorporated, a subsidiary of Vishay Intertechnology Inc., a global manufacturer and supplier of discrete and other power semiconductors, or Siliconix, from 1998 to 2000. Dr. Chang also held various management positions at Siliconix from 1987 to 1998. Earlier in his career, Dr. Chang focused on product research and development in various management positions at General Electric Company from 1974 to 1987. Dr. Chang received his B.S. in electrical engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. in electrical engineering from the University of Missouri.

Yifan Liang has been serving as our Chief Financial Officer since August 2014 and Corporate Secretary since November 2013. Mr. Liang served as our Interim Chief Financial Officer from November 2013 to August 2014, our Chief Accounting Officer from October 2006 to November 2013, and our Assistant Corporate Secretary from November 2009 to November 2013. Mr. Liang became our company's corporate controller in August 2004. Prior to joining us, Mr. Liang held various positions at PricewaterhouseCoopers LLP, or PwC, from 1995 to 2004, including Audit Manager in PwC’s San Jose office. Mr. Liang received his B.S. in management information system from the People's University of China and M.A. in finance and accounting from the University of Alabama.

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

Corporate Information

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

Risk Factor Summary

Risks Related to Our Business

•Our operating results and financial conditions are affected by downturns in the semiconductor industry, changes in end-market demand and other macro-economic trends.
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
•Our recent sale of equity interest in the JV Company is subject to certain closing conditions, and if the conditions are not met, we may not receive a portion or any of the cash proceeds from the sale.
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
•Evolving export control regulations may adversely affect our financial performance and business operations.
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
•Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.
•Changes in tariffs and international trade policies affecting imports and exports may have a material adverse effect on our business operations and financial performance.

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
•Our China subsidiaries’ current corporate structure and business operations may be affected by the Foreign Investment Law of the PRC.
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
•Our results of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollar and Chinese Yuan ("RMB").
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

The semiconductor industry periodically experiences significant economic downturns characterized by diminished product and end-market demand, production overcapacity, excess inventory, which can result in rapid significant decline in shipment and sales, which may harm our operating results and financial condition. The semiconductor market is also highly cyclical and is characterized by constant and rapid technological change such as product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. More recently, we have observed the impact of certain government regulations, such as tariffs or other related trade regulation, that can negatively affect the global semiconductor markets and cause a decline for the demand of our products. In addition, the broader semiconductor industry experienced a decline in calendar year 2023 with some recovery in 2024, but there is no guarantee that further recovery will occur and a prolonged and extended downturn in the semiconductor industry will have a substantial impact on our operating results and financial conditions.

The decline of personal computing (“PC”) markets may have a material adverse effect on our results of operations.

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs. Our revenue from the PC markets accounted for approximately 46.6%, 43.0% and 35.2% of our total revenue for the years ended June 30, 2025, 2024 and 2023, respectively. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad. In the past we experienced a significant reduction in the demand for our products due to the declining PC markets, which negatively impacted our revenue, profitability and gross margin. While we experienced a surge of demand in the PC market as a result of the COVID-19 pandemic and related events, such demand has returned to normal level and declined due to an industry-wide inventory correction and the ensuing downturn in the semiconductor industry from late 2022 to the end of 2023 and early 2024. While we believe the negative impact of inventory correction has gradually subsided since mid-2024 and early 2025, we cannot predict how and when the market will be fully recovered. We have implemented measures and strategies to mitigate the effect of such a downturn. These measures and strategies may not be sufficient or successful, in which case our operating results may be adversely affected.

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
•the unpredictable volume and timing of orders, deferrals, cancellations and reductions for our products, which may depend on factors such as our end customers’ sales outlook, purchasing patterns and inventory adjustments based on general economic conditions or other factors;
•changes in laws and regulations affecting our business operations, including trade regulations and tariffs;
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
Geopolitical conflicts and tensions between the United States and China have threatened trading relationships and economic activities between the two countries. Because we have significant operations in both countries, such conflicts and tensions may negatively impact our business. At various times during recent years, the United States and China have had disagreements over political and economic issues, including, but not limited to, the recent imposition of tariffs by the U.S. on goods imported from China or sourced from China and imposition of retaliatory tariffs and other countermeasures (like government investigations, sanctions, etc.) by China, as well as the U.S. government’s efforts to restrict transfer and sharing of technologies, including semiconductor technologies, between the two countries. In addition, the U.S. government may enact new and more restrictive export control regulations that may reduce our ability to ship and sell products to certain customers in China and Asia and increase our cost to implement additional measures to comply with such new regulations. In addition, disagreements between the United States and China with respect to their political, military or economic policies toward Taiwan may contribute to further controversies. These controversies and trade frictions could have a material adverse effect on our business by, among other things, making it more difficult for us to coordinate our operations between the United States and China, causing a reduction in the demand for our products by customers in the United States or China, and reducing our profitability due to increasing cost of compliance.
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

Our success depends upon our ability to develop and introduce new and enhanced products that meet or are compatible with our customer’s specifications, performance standards and other product requirements in a timely manner. The development of new and enhanced products involves highly complex processes, and at times we have experienced delays in the introduction of new products. Successful product development and introduction of new products depends on a number of factors, including the accurate product specification; timely completion of design; achievement of manufacturing yields; timely response to changes in customer’s product requirements; quality and cost-effective production; and effective marketing. Since many of our products are designed for specific applications, we must frequently develop new and enhanced products jointly with our customers. In the past, we have encountered product compatibility issues with a major OEM that have negatively impacted our financial results, and although we have resolved fully such issues with the OEM, there is no guarantee that the same compatibility issues will not occur in the future with other OEMs. In addition, our Tier 1 customers often have stringent standards and strict requirements that must be met before our products can be sold, which may create challenges and difficulties in our product development efforts. If we are unable to develop or acquire new products that meet or are compatible with our customer’s specification and other product requirements in a timely manner, we may lose revenue or market share with our customers, which could have a material adverse effect on our business, financial position and operating results.
We may not win sufficient designs, or our design wins may not generate sufficient revenue for us to maintain or expand our business.

We invest significant capital and resources to compete with other power semiconductor companies to win competitive bids for our products in selection processes, known as “design wins.” Our effort to obtain design wins may detract from or delay the completion of other important development projects, impair our relationships with existing end customers and negatively impact sales of products under development. In addition, we cannot be assured that these efforts would result in a design win, that our product would be incorporated into an end customer’s initial product design, or that any such design win would lead to production orders and generate sufficient revenue. Furthermore, even after we have qualified our products with a customer and made sales, subsequent changes to our products, manufacturing processes or suppliers may require a new qualification process, which may result in delay and excess inventory. If we cannot achieve sufficient design wins in the future, or if we fail to generate production orders following design wins, our ability to grow our business and improve our financial results will be harmed.
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

We also rely on third-party foundries to effectively implement certain of our proprietary technology and processes and also require their cooperation in developing new fabrication processes. Any failure to do so may impair our ability to introduce new products and on-time delivery of wafers for our existing products. In order to maintain our profit margins and to meet our customer demand, we need to achieve acceptable production yields and timely delivery of silicon wafers. As is common in the semiconductor industry, we have experienced, and may experience from time to time, difficulties in achieving acceptable production yields and timely delivery from third-party foundry vendors. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be defective. Low yields often occur during the production of new products, the migration of processes to smaller geometries or the installation and start-up of new process technologies.

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

We formed the JV Company in 2016 which consists of a power semiconductor packaging, testing and 12-inch wafer fabrication facility in Chongqing. The JV Company is our subcontractor that provides us with foundry capacity to develop and manufacture our products and to enhance our market position in China. While we retained control over the JV Company from inception to 2021, we lost control over the JV Company in December 2021 as our equity interest in the JV Company has been diluted through the issuances of additional equity securities by the JV Company and other transactions. In July 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company. As of June 30, 2025, our interest in the JV Company was 39.2%.

Because we no longer have a controlling interest in the JV Company, the JV Company is operating and will continue to operate more independently, and our influence on all aspects of the JV Company’s business operations will be diminished. Accordingly, we might not be able to prevent the JV Company from taking actions adverse to our interests. For example, while we remain a major customer of the JV Company, the JV Company may decide to enter into business relationships with other customers and allocate foundry capacities to such customers, which may prevent us from securing a desirable or sufficient level of manufacturing capacity for our products. Although the JV Company has agreed to provide us with a specified level of monthly wafer production capacity, there is no guarantee that such capacity will be sufficient, which may adversely affect our results of operations.

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

Any of the foregoing risks could materially reduce the expected return of our investment in the JV Company and adversely affect our business operations, our financial performance and the trading price of our shares.

Our recent sale of equity interest in the JV Company is subject to certain closing conditions, and if the conditions are not met, we may not receive a portion or any of the cash proceeds under the equity transfer agreement and we may be required to unwind the transaction, which will adversely affect our financial results and reputation.

On July 14, 2025, we entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. Such conditions include, among other things, shareholder approval by the JV Company and certain registrations, approvals by government authorities and closing of additional investment by the strategic investor in the JV Company’s equity, which are outside of our control. For a more detailed description of the installment payments and related conditions, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. We cannot be certain that these conditions will be satisfied on a timely basis, including those conditions that are outside of our control. If these conditions are not met by the deadlines as set forth in the equity transfer agreement, we may be exposed to significant risks, including failure to receive a portion or any of the cash proceeds from the sale, which may adversely affect our ability to continue investment in technology, R&D projects and acquisition of assets complimentary to our business operations. Furthermore, failure to meet these conditions may require the parties to terminate and unwind the transaction, which will adversely affect our reputation, business operations and stock price.
Our reliance on distributors to sell a substantial portion of our products subjects us to a number of risks.

We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 73.4%, 71.0% and 57.2% of our revenue for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. We currently have effective agreements with Promate and WPG to serve as our distributors, and such agreement is renewed automatically for one-year period continuously unless terminated earlier pursuant to the terms of such agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers, partnership, joint ventures and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other factors, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales, marketing and research and development efforts. We may also seek to establish partnerships, joint ventures and acquisition of assets in various foreign jurisdictions where we may not have significant operating experience. In addition, we may encounter unanticipated challenges and difficulties, including regulatory and compliance issues, lack of local support and geopolitical tensions. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with dissimilar business backgrounds. Furthermore, there is no guarantee that we will be able to identify viable targets for strategic acquisition. Also we may incur significant costs in efforts that may not result in a successful acquisitions.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, forecasted distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $40.8 million and $41.7 million at June 30, 2025 and 2024, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2025 and 2024 were $6.2 million and $4.7 million, respectively.
Our estimates for these allowances and accruals may be inaccurate. If we subsequently determine that any allowance and accrual based on our estimates is insufficient, we may be required to increase the size of our allowances and accrual in future periods, which would adversely affect our results of operations and financial condition.

Our operations of one wholly-owned packaging and testing facility are subject to risks that could adversely affect our business and financial results.

We have one wholly-owned packaging and testing facility located in Shanghai, China that handles the majority of our packaging and testing requirements. The operation of high-volume packaging and testing facility and implementation of our advanced packaging technology are complex and demand a high degree of precision and may require modification to improve yields and product performance. We have committed substantial resources to ensure that our packaging and testing facilities operate efficiently and successfully, including the acquisition of equipment and raw materials, and training and management of a large number of technical personnel and employees. Due to the fixed costs associated with operating our own packaging and testing facilities, if we are unable to utilize our in-house facility at a desirable level of production, our gross margin and results of operations may be adversely affected. For example, a significant decline in our market share or sales orders may negatively impact our factory utilization and reduce our ability to achieve profitability.

In addition, the operation of our packaging and testing facility is subject to a number of risks, including the following:

•unavailability of equipment, whether new or previously owned, at acceptable terms and prices;
•facility equipment failure, power outages or other disruptions;
•shortage of raw materials, including copper, gold and molding compound;
•failure to maintain quality assurance and remedy defects and impurities;
•changes in the packaging requirements of customers;
•compliance with local and regional legal and regulatory requirements; and
•unexpected customs, tax and other government audits and investigations concerning related party transactions, transfer pricing arrangements, IP license and royalty payments, etc.

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
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2025, we owned 949 issued U.S. patents expiring between 2025 and 2043 and had 64 pending patent applications with the United States Patent and Trademark Office. In addition, we own patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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
•the possibility that any patent or registered trademark owned by us may not be enforceable or may be invalidated, circumvented or otherwise challenged in one or more countries, which may limit our competitive advantages;
•uncertainty as to whether patents will be issued from any of our pending or future patent applications with the scope of the claims sought by us, if at all; and
•the possibility that intellectual property laws and confidentiality laws may not adequately protect our intellectual property rights, including, for example, in China where enforcement of China intellectual property-related laws have historically been less effective, primarily because of difficulties in enforcement and low damage awards.
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

Evolving export control regulations may adversely affect our business operations.

We expect that the U.S. export control regulations to evolve and change in response to the political and economic tension between the U.S. and China, including potential new export control regulations that may impose additional restrictions on our ability to continue to do business with certain customers in China and Asia. If such changes occur, we may be required to reduce shipments to certain Asian customers, adjust our business practices and incur additional costs to implement new export control compliance procedures, policies and programs, each of which will adversely affect our financial conditions and results of operations.
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

Our business could be adversely affected by natural disasters such as epidemics, outbreaks or other health crisis. An outbreak of avian flu or H1N1 flu in the human population, or another similar health crisis similar to the COVID-19 pandemic, could adversely affect the economies and financial markets of many countries, particularly in Asia. Moreover, any related disruptions to transportation or the free movement of persons could hamper our operations and force us to close our offices temporarily.
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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan, India, the United Kingdom and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was 31.0%, (138.1)% and 30.1% for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

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

The Company did not generate more than 750 million Euro revenue in any of the four fiscal years before the tax year starting July 1, 2025. The Company continues to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

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

Based on the current and anticipated valuation of our assets and the composition of our income and assets, we do not expect to be considered a PFIC, for U.S. federal income tax purposes for the foreseeable future. However, we must make a separate determination for each taxable year as to whether we are a PFIC after the close of each taxable year and we cannot assure you that we will not be a PFIC for our June 30, 2025 taxable year or any future taxable year. Under current law, a non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets, generally based on an average of the quarterly values of the assets during a taxable year, is attributable to assets that produce or are held for the production of passive income. PFIC status depends on the composition of our assets and income and the value of our assets, including, among others, a pro rata portion of the income and assets of each subsidiary in which we own, directly or indirectly, at least 25% by value of the subsidiary's equity interests, from time to time. Because we currently hold and expect to continue to hold a substantial amount of cash or cash equivalents, and because the calculation of the value of our assets may be based in part on the value of our common shares, which may fluctuate considerably given that market prices of technology companies historically often have been volatile, we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held common shares, certain adverse U.S. federal income tax consequences could apply for such U.S. holder.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations, or CFCs.

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

The U.S. recently proposed the implementation of a range of new tariffs and significant increases to existing tariffs. In response to such tariffs announced by the U.S., a number of other countries, including Japan and Korea, entered into new trade deals with the United States, which set certain reduced tariff rates. The specific terms of these deals still need to be further defined and implemented. Other countries, like China, are still in ongoing negotiations with the U.S. regarding tariffs, and it is unclear what the final tariff rate may be. Additionally, there is a pending investigation in the United States into the national security impact of imports of semiconductors and semiconductor manufacturing equipment, which may result in tariffs on such imports from all countries. There is thus still significant uncertainty about future U.S. tariff rates, and we cannot predict whether, and to what extent, current tariffs will continue or U.S. trade policies will change in the future. Such uncertainties and risks may negatively affect our ability to enter into new business transactions with partners, vendors and customers because of the lack of clarity on the economic benefits of such transactions. Significant increase in U.S. tariffs may increase the costs of materials, goods and components that we purchase from suppliers from other countries for the manufacturing and distribution of our products, which may adversely affect our financial performance. Also, we may not be able to mitigate the impact of tariffs by identifying and securing alternative sources in the U.S. for similar materials, goods and components at comparable qualities or more favorable prices. Furthermore, tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our business relationships with customers, suppliers and partners in Asia, including China, Hong Kong, Taiwan, Korea and Japan. Any significant changes in trade policies and tariffs may also affect the business operations of our customers, suppliers and partners, which may cause them to take actions or make decisions that adversely affect our business operations and results of operations.
Risks Related to Doing Business in China

China’s economic, political and social conditions, as well as government policies, could affect our business and growth.

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

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises, the Chinese government continues to retain significant control over the business and productive assets in China. Any changes in China’s government policy or China’s political, economic and social conditions, or in relevant laws and regulations, may adversely affect our current or future business, results of operations or financial condition. These changes in government policy may be implemented through various means, including changes in laws and regulations, implementation of anti-inflationary measures, change of basic interest rate, changes in the tax rate or taxation system and the imposition of additional restrictions on currency conversion and imports. Furthermore, given China’s largely export-driven economy, any changes in the economies of China’s principal trading partners and other export-oriented nations may adversely affect our business, results of operations, financial condition and prospects.
Our ability to successfully expand our business operations in China depends on a number of factors, including macroeconomic and other market conditions, and credit availability from lending institutions. In response to the recent global and Chinese economic recession, the Chinese government has promulgated several measures aimed at expanding credit and stimulating economic growth. We cannot assure you that the various macroeconomic measures, monetary policies and economic stimulus package adopted by the Chinese government to guide economic growth will be effective in maintaining or sustaining the growth rate of the Chinese economy. If measures adopted by the Chinese government fail to achieve further growth in the Chinese economy, it may adversely affect our growth, business strategies and operating results. In addition, changes in political and social conditions of China may adversely affect our ability to conduct our business in the region. For example, geopolitical disputes and increased tensions between China and its neighboring countries in which we conduct business could make it more difficult for us to coordinate and manage our international operations in such countries.

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business.

Our business and corporate transactions, including our operations through the JV Company, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. If we cannot obtain approval from relevant authorities to engage in businesses which become prohibited or restricted for foreign investors, we may be forced to sell or restructure a business which has become restricted or prohibited for foreign investment. Furthermore, the Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

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

Since February 2025, the current U.S. administration has proposed to increase the total tariff level for imported Chinese goods significantly, and additional tariff increases could be imposed as the trade tensions between the two countries continue to heighten. On February 1, 2025, the United States imposed additional tariffs of 10% on all Chinese-origin goods, which was increased to 20% on March 4, 2025. On April 2, 2025, the U.S. announced that it was imposing a 34% “reciprocal tariff” on top of the existing 20%, raising the tariff on Chinese goods to 54% (which stacks on top of preexisting tariffs of 7.5%-100% on most Chinese-origin goods imposed under previous U.S. administrations). On April 9, 2025, China responded to U.S. tariff threats by hiking its levies on U.S. imports from 34% to 84%, and the U.S. then increased new tariffs on Chinese goods to 125%. On April 11, 2025, the U.S. announced that semiconductors would be exempt from the reciprocal tariffs, but this exemption does not impact the 20% tariff imposed in March. Later that same day, in a further retaliatory move, China increased tariffs on U.S. imports to 125%.

On May 12, 2025, the U.S. and China agreed to temporarily suspend most tariffs on each other’s goods for a 90-day period (“the 90-day truce”) in trade talks in Geneva. After the Geneva meetings, the new US tariffs on Chinese goods were reduced from 145% to 30%, while China’s retaliatory tariffs dropped from 125% to 10%. On August 11, 2025, the 90-day truce was extended until November 10, 2025 while the countries continue to engage in negotiations.

The continuing trade tensions could have significant adverse effects on world trade and the world economy. While the two countries are having trade talks, including the London trade talk in June and Stockholm trade talk in late July, the ultimate level of tariffs, the ultimate scope of them, and whether or how any proposed additional tariffs will impact our business is uncertain. We believe that the imposition of additional tariffs by the U.S. government on products incorporating our power semiconductors could deter our customers from purchasing our products originating from China. If so, this would reduce demand for our power semiconductor products or result in pricing adjustments that would lower our gross margin, which could have a material adverse effect on our business and results of operations.

Further, we cannot predict what additional actions, if any, may be taken with respect to tariffs or trade relations between the United States and China, or what actions may be taken by the China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain, access to equipment, our costs and our product margins.

Our China subsidiaries’ current corporate structure and business operations may be affected by the Foreign Investment Law of the PRC.

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

On June 28, 2018, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce of the PRC (the “MOC”) published the Special Administrative Measures for Market Access of Foreign Investment (Negative List) (2018 Edition), which identifies specific sectors where foreign investors will be subject to special administrative measures. The Negative List has been updated a few times since its enactment in 2018 and the current effective Negative List (2024 Edition) took effect on November 1, 2024.

The PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. As the Negative List is updated from time to time, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories.

If future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to our business operation, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

In addition, under the Foreign Investment Law, foreign investors or the foreign invested enterprise should report investment information on the principle of necessity. Any company found to be non-complaint with such investment information reporting obligation might be potentially subject to fines or administrative liabilities.
Limitations on our ability to transfer funds to our China subsidiaries could adversely affect our ability to expand our operations, make investments that could benefit our businesses and otherwise fund and conduct our business.

The transfer of funds from us to our China subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by the Chinese governmental authorities, including the State Administration of Foreign Exchange (SAFE), the State Administration for Market Regulation (SAMR), and/or the relevant examination and approval authority. Our subsidiaries may also experience difficulties in converting our capital contributions made in foreign currencies into RMB due to changes in China’s foreign exchange control policies. Therefore, it may be difficult to change capital expenditure plans once the relevant funds have been remitted from us to our China subsidiaries. These limitations and the difficulties our China subsidiaries may experience on the free flow of funds between us and our China subsidiaries could restrict our ability to act in response to changing market situations in a timely manner.

China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of China.

A significant portion of our business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such “current account” transactions without pre-approval. However, pursuant to applicable regulations, foreign‑invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. A Chinese company must pay 10% of its annual after-tax profits to fund its statutory reserve fund unless it has reached 50% of the registered capital of the company. Where the accumulative amount of the company’s statutory reserve is not enough to make up for the losses of the previous year, the current year’s profits must first be used to make up for the losses before the statutory reserve is accrued.
Other transactions that involve conversion of RMB into foreign currency are classified as “capital account” transactions; examples of “capital account” transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions require prior approval from, or registration with SAFE or its provincial branch or its authorized banks to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.
As a result of these and other restrictions under Chinese laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. Such restricted portion amounted to approximately $93.9 million, or 11.4% of our total consolidated net assets attributed to the Company as of June 30, 2025. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce (“MOC”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. China’s Foreign Investment Law, which became effective in January 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the NDRC and the MOC jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law of China and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Our results of operations may be negatively impacted by fluctuations in foreign currency exchange rates between U.S. dollar and RMB.

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

The Chinese government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, which was amended on December 28, 2012 and the amended law became effective on July 1, 2013, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain termination decisions be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $16.25 to high of $49.16 from July 1, 2024 to June 30, 2025. At July 31, 2025, the trading price of our common shares was $25.47. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
The market price for our common shares may be volatile and subject to wide fluctuations in response to factors including:
•actual or anticipated fluctuations in our operating results;
•general economic, industry, regional and global market conditions, including the economic conditions of specific market segments for our products, including the PC markets;
•our failure to meet analysts’ expectations, including expectation regarding our revenue, gross margin and operating expenses;
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
•general economic or political conditions in China and other countries in Asia; and

•other factors.

In the past, securities class action litigation has often been brought against a company following periods of volatility in such company’s share price. This type of litigation could result in substantial costs and divert our management's attention and resources which could negatively impact our business and financial conditions. See Item 3. Legal Proceeding.

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

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
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

Item 1B.Unresolved Staff Comments
None.

Item 1C        Cybersecurity
Risk Management and Strategy

We recognize the importance of managing cybersecurity threats and risks related to our business, and we have adopted a multi-faceted and proactive strategy to identify, evaluate, address, respond and neutralize cybersecurity threats and attacks. We employ a combination of technical solutions, security policies and procedures, employee training programs, and regular security audits to enhance and fortify our defenses. We utilize advanced monitoring tools and anomaly detection systems to swiftly identify any suspicious activities or deviations from normal operation. Our security infrastructure includes firewalls, intrusion detection systems, encryption protocols, and access controls to protect our systems and data from unauthorized access or malicious attacks. In the event a cybersecurity incident is detected, we have established incident response procedures to contain the threat, minimize the impact, and restore normal operations as quickly as possible. We also conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect our information systems that are vulnerable to such cybersecurity threats. We believe that our cybersecurity risk management process has been and continues to be an integral part of our overall risk management process of the Company as our cybersecurity team collaborates closely with our information technology team, senior management, Audit Committee and Cybersecurity Subcommittee, and internal audit team to address any such threats and incidents.

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

Governance

Our senior management team, including our cybersecurity team, are responsible for day-to-day implementation, assessment, and management of our cybersecurity risk management processes. Our cybersecurity team includes Vice President of Information Technology and Information Security Officer with a team of eight full-time information technology professionals and several outside security vendors to manage our information security program. When a cybersecurity incident is identified, our computer incident response team will notify the Information Security Officer immediately, and upon assessment of the nature and severity of the incident, internal and external parties may be further notified to determine the appropriate response strategy, and written preliminary and final reports will be submitted to management. Our Vice President of Information Technology and Information Security Officer have served in various roles in information technology and information security, and together they have over 55 years of experience in this field. Our Information Security Officer is a certified information systems security professional (CISSP). The cybersecurity team has primary responsibility for our overall cybersecurity risk management program, including monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, and works in partnership with senior management team, including our Chief Executive Officer and Chief Financial Officer, as well as our Board of Directors.

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

Item 2.    Properties
As of July 31, 2025, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon acquired in January 2012. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

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

Item 3.Legal Proceedings

As previously disclosed, the Company cooperated with the Department of Commerce (“DOC”) in connection with its administrative investigation regarding certain transactions by the Company. On July 2, 2025, the Company announced that it reached a settlement agreement with DOC to close its investigation, pursuant to which the Company agreed to make a one-time payment of $4.25 million. The resolution does not impact the Company’s ongoing business operations.

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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2025, there were approximately 149 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal years ended June 30, 2025, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
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

During the fourth quarter of fiscal year 2025, the Company did not repurchase any common shares.

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
Overview

We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,800 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2025, and over 100 and 60 new products in the fiscal years ended June 30, 2024 and 2023, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 949 patents and 64 patent applications in the United States as of June 30, 2025. We also have a total of 961 foreign patents, which primarily were based on our research and development efforts through June 30, 2025. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment. During fiscal year 2025, we accelerated the development of new technology platforms which allowed us to introduce 33 medium and high voltage MOSFET products, targeting primarily the power supply markets and industrial markets, as well as 11 low voltage MOSFET products primarily for the communication market. In addition, we introduced 38 Power IC new products for computing applications, communication and consumer markets.

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

On March 29, 2016, we formed a joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China. As of December 1, 2021, we owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. The joint venture was accounted under the provisions of the consolidation guidance since we had controlling financial interests until December 1, 2021. In December 2021, we sold a portion of our equity interest in the JV Company to a third-party investor, pursuant to which we reduced our ownership from 50.9% to 48.8% of outstanding equity of the JV Company, and reduced our representation on the board of directors of the JV Company. As a result, the JV Company was deconsolidated from our consolidated financial statements effective as of December 2, 2021.

From December 2021 to June 2024, we completed several transactions to sell additional equity interests of the JV Company to third-party investors, while the JV Company also issued additional equity interests to new investors that diluted our ownership interest. Accordingly, as of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by us was further reduced to 42.8%.

On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company in exchange for a 7.09% interest. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. The funding of the investment was agreed to be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. However, the JV Company has not received the remaining two installments as of the filing date. As of June 30, 2025, the percentage of outstanding JV equity interest beneficially owned by the Company was 39.2%.

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions.

We expect to receive all four installment payments and close the transaction prior to the end of calendar year 2025. We believe this sale will provide additional and significant capital for us to continue investment in technology, R&D projects and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

In addition, the JV Company will continue to provide us with significant level of foundry capacity to enable us to develop and manufacture our products. Pursuant to an agreement with the JV Company and other shareholders of the JV Company, the JV Company is committed to provide us with a specified level of monthly wafer production capacity.
Other Factors Affecting Our Performance

The global, regional economic and PC market conditions: Because our products primarily serve consumer electronic applications, any significant changes in global and regional economic conditions could materially affect our revenue and results of operations. A significant amount of our revenue is derived from sales of products in the PC markets, such as notebooks, motherboards and notebook battery packs. Therefore, a substantial decline in the PC market could have a material adverse effect on our revenue and results of operations. The PC markets have experienced a modest global decline in recent years due to continued growth of demand in tablets and smart phones, worldwide economic conditions and the industry inventory correction which had and may continue to have a material impact on the demand for our products. In addition, the PC market may be affected by evolving laws and regulations governing international trade, such as export control regulations.
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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. We also rely on third parties to provide foundry capacity to manufacture our products, including the JV Company, therefore it is important that we maintain continuous access to such capacity, which may not be available at sufficient level or at pricing terms favorable. If these third-party foundries, including the JV Company, take actions or make decisions that prevent us from accessing required capacity, our operations may be adversely affected.

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

Product introductions and customers’ product requirements: Our success depends on our ability to introduce products on a timely basis that meet or are compatible with our customers' specifications and performance requirements, including our Tier 1 customers who often have stringent requirements. Both factors, timeliness of product introductions and conformance to customers' requirements, are equally important in securing design wins with our customers. As we accelerate the development of new technology platforms, we expect to increase the pace at which we introduce new products and seek and acquire design wins. If we were to fail to introduce new products on a timely basis that meet customers’ specifications and performance requirements, particularly those products with major OEM customers, and continue to expand our serviceable markets, then we would lose market share and our financial performance would be adversely affected.

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

Our product revenue is reported net of the effect of the estimated stock rotation returns and price adjustments that we expect to provide to our distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by the distributor during a specified period. At our discretion or upon our direct negotiations with the original design manufacturers or original equipment manufacturers, we may elect to grant special pricing that is below the prices at which we sold our products to the distributors. In certain situations, we will grant price adjustments to the distributors reflecting such special pricing. We estimate the price adjustments for inventory at the distributors based on factors such as distributor inventory levels, forecasted distributor selling prices, distributor margins and demand for our products.

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We use the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. During the fiscal years ended June 30, 2025, 2024 and 2023, we recorded $13.8 million, $21.2 million and $9.9 million of license and development revenue, respectively. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement, therefore we no longer have any obligations under the license agreement. We also entered into an accompanying supply agreement to provide limited wafer supply to the customer.
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

Selling, general and administrative expenses. Our selling, general and administrative expenses consist primarily of salaries, bonuses, benefits, share-based compensation expense, product promotion costs, occupancy costs, travel expenses, expenses related to sales and marketing activities, amortization of software, depreciation of equipment, maintenance costs, other expenses for general and administrative functions, and costs for outside professional services, including legal, audit and accounting services, as well as impairment of long-lived assets. We review all long-lived assets whenever events or changes in circumstance indicate that these assets may not be recoverable. When evaluating long-lived assets, if we conclude that the estimated undiscounted cash flows attributable to the assets are less than their carrying value, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. We expect our selling, general and administrative expenses to fluctuate in the near future as we continue to exercise cost control measures.
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

The Company did not generate more than 750 million euro revenue in any of the four fiscal years before the tax year starting July 1, 2025. The Company continues to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

One Big Beautiful Bill Act, Enacted July 4, 2025

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the

2017 Tax Cuts and Jobs Act. The key provisions include allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, reinstatement of 100% bonus depreciation for qualified assets placed in service in the United States after January 19, 2025 as well as changes to the calculation of taxable income resulting from the foreign derived intangible income deduction. ASC 740 Income Taxes requires the effects of changes in tax rates and laws to be recognized in the period in which the relevant legislation is enacted. The OBBB was enacted after the June 30, 2025 year end. As of June 30, 2025, we are continuing to assess the potential impact of the OBBB.

Equity method investment loss

We use the equity method of accounting when we have the ability to exercise significant influence, but we do not have control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the company. Effective December 2, 2021, we reduced our equity interest in the JV Company below 50% of outstanding equity ownership and experienced a loss of control of the JV Company. As a result, we record our investment under equity method of accounting. Since we are unable to obtain accurate financial information from the JV Company in a timely manner, we record our share of earnings or losses of the JV Company on a one quarter lag.

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Operations. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized. Instead the total equity method investment balance, including equity method goodwill, is tested for impairment.

On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company in exchange for a 7.09% interest. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. We recorded a gain of $0.5 million on the change of equity interest in the JV Company, which was included in the equity method investment loss line in the consolidated statements of operations. The funding of the investment was agreed to be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. However, the JV Company has not received the remaining two installments as of the filing date.

On July 14, 2025, we entered into an equity transfer agreement (“Agreement”) with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. We identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025. The impairment loss is recorded within equity method investment loss in the consolidated statement of operations for the fiscal year ended June 30, 2025.

Results of Operations

A discussion of our results of operations for the fiscal year ended June 30, 2025 to June 30, 2024 is included below. For a discussion and comparison of the results of our operations for the fiscal year ended June 30, 2024 with the fiscal year ended June 30, 2023, refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 23, 2024.

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2025 and 2024. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(% of revenue)
Revenue	$696,162	$657,274	100.0%	100.0%
Cost of goods sold (1)	535,158	485,356	76.9%	73.8%
Gross profit	161,004	171,918	23.1%	26.2%
Operating expenses:
Research and development (1)	94,265	89,940	13.5%	13.7%
Selling, general and administrative (1)	95,175	85,734	13.7%	13.0%
Total operating expenses	189,440	175,674	27.2%	26.7%
Operating loss	(28,436)	(3,756)	(4.1)%	(0.5)%

Other loss, net	(1,004)	(73)	(0.1)%	—%
Interest income	4,283	5,168	0.6%	0.8%
Interest expenses	(2,639)	(3,982)	(0.4)%	(0.6)%
Net loss before income taxes and equity method investment loss	(27,796)	(2,643)	(4.0)%	(0.3)%
Income tax expense (benefit)	(8,625)	3,649	(1.2)%	0.6%
Net loss before equity method investment loss	(19,171)	(6,292)	(2.8)%	(0.9)%
Equity method investment loss	(77,805)	(4,789)	(11.1)%	(0.7)%
Net loss	$(96,976)	$(11,081)	(13.9)%	(1.6)%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(% of revenue)
Cost of goods sold	$4,224	$3,434	0.6%	0.5%
Research and development	8,123	5,210	1.2%	0.8%
Selling, general and administrative	17,222	12,997	2.5%	2.0%
	$29,569	$21,641	4.3%	3.3%

Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$449,507	$426,146	$23,361	5.5%
Power IC	229,926	205,778	24,148	11.7%
Packaging and testing services and other	2,888	4,119	(1,231)	(29.9)%
License and development services	13,841	21,231	(7,390)	(34.8)%
	$696,162	$657,274	$38,888	5.9%

The following is a summary of revenue by end market:

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Computing	$324,127	$282,411	$41,716	14.8%
Consumer	102,309	106,364	(4,055)	(3.8)%
Communication	123,868	114,186	9,682	8.5%
Power Supply and Industrial	129,129	128,963	166	0.1%
Packaging and testing services and other	2,888	4,119	(1,231)	(29.9)%
License and development services	13,841	21,231	(7,390)	(34.8)%
	$696,162	$657,274	$38,888	5.9%

Total revenue was $696.2 million for fiscal year 2025, an increase of $38.9 million, or 5.9%, as compared to $657.3 million for fiscal year 2024. The increase was primarily due to an increase of $23.4 million and $24.1 million in sales of power discrete products and power IC products, respectively, offset by a decrease of $1.2 million in sales of packaging and testing services and other, as well as a decrease of $7.4 million in license and development services. The increase in power discrete and power IC product sales was primarily due to a 17.1% increase in unit shipments, offset by an 8.0% decrease in average selling price as compared to last fiscal year due to a shift in product mix. The decrease in revenue from packaging and testing services and other for fiscal year 2025 as compared to the last fiscal year was primarily due to decreased demand. The decrease in license and development services for the fiscal year 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed in February 2025.
Cost of goods sold and gross profit

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$535,158	$485,356	$49,802	10.3%
Percentage of revenue	76.9%	73.8%

Gross profit	$161,004	$171,918	$(10,914)	(6.3)%
Percentage of revenue	23.1%	26.2%

Cost of goods sold was $535.2 million for fiscal year 2025, an increase of $49.8 million, or 10.3%, as compared to $485.4 million for fiscal year 2024. The increase was primarily due to 5.9% increase in revenue. Gross margin decreased by 3.1 percentage points to 23.1% for fiscal year 2025, as compared to 26.2% for fiscal year 2024. The decrease in gross margin was primarily due to average selling pricing erosion, higher material costs and less favorable product mix during fiscal year ended June 30, 2025. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.
Research and development expenses

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Research and development	$94,265	$89,940	$4,325	4.8%

Research and development expenses were $94.3 million for fiscal year 2025, an increase of $4.3 million, or 4.8%, as compared to $89.9 million for fiscal year 2024. The increase was primarily attributable to a $2.9 million increase in share-based compensation as a result of a modification of market-based restricted stock units in August 2024, a $0.9 million increase in employee compensation and benefit expense mainly due to increased headcount, higher medical insurance expenses and higher severance expenses, a $0.3 million increase in product prototyping engineering expense as a result of increased engineering activities, as well as a $0.1 million increase in office rent expenses. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development is important to meet our strategic objectives.

Selling, general and administrative expenses

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$95,175	$85,734	$9,441	11.0%

Selling, general and administrative expenses were $95.2 million for fiscal year 2025, an increase of $9.4 million, or 11.0%, as compared to $85.7 million for fiscal year 2024. The increase was primarily attributable to a one-time settlement fee of $4.3 million for the export control investigation case, a $4.2 million increase in share-based compensation expense as a result of a modification of market-based restricted stock units in August 2024, and a $2.4 million increase in employee compensation and benefits expenses mainly due to merit-based compensation increases for certain personnel, higher insurance expenses and higher severance expenses, offset by a $0.8 million decrease in audit fees, a $0.7 million decrease in consulting fees, a $0.5 million decrease in marketing related expenses, and a $0.6 million decrease in allocation expenses. In addition, during the fiscal year ended June 30, 2025, we identified certain purchased manufacturing equipment that we were unable to meet our production process requirements. Because the equipment had no alternative uses, we recorded an impairment of $1.0 million related to such equipment.
Other loss, net

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Other loss, net	$(1,004)	$(73)	$(931)	1,275.3%
Other loss, net increased by $0.9 million in fiscal year 2025 as compared to the last fiscal year primarily due to increase in foreign currency exchange loss as a result of the appreciation of RMB and Taiwan dollar against the U.S. dollar.
Interest income

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Interest income	$4,283	$5,168	$(885)	(17.1)%

Interest income decreased by $0.9 million in fiscal year 2025 as compared to fiscal year 2024 primarily due to a result of lower interest rate and lower cash balance during fiscal year 2025.
Interest expenses

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(2,639)	$(3,982)	$1,343	(33.7)%

Interest expenses decreased by $1.3 million in fiscal year 2025 as compared to fiscal year 2024 primarily due to less outstanding loan balance during fiscal year 2025.

Equity method investment loss

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Equity method investment loss	$(77,805)	$(4,789)	$(73,016)	1,524.7%

On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. dollar on December 31, 2024) in the JV Company. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. As such, we recorded a gain of $0.5 million on the change of equity interest in the JV Company during fiscal year ended June 30, 2025.

On July 14, 2025, we entered into an equity transfer agreement with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. We identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025.

Income tax expense

	Year Ended June 30,		Change
	2025	2024	FY25 vs. FY24
	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$(8,625)	$3,649	$(12,274)	(336.4)%

Income tax expense (benefit) for fiscal years 2025 and 2024 was $(8.6) million and $3.6 million, respectively. Income tax expense decreased by $12.3 million in fiscal year 2025 as compared to fiscal year 2024. The decrease was primarily related to the tax benefits reported in connection with the Company’s investment in the JV Company. In fiscal year 2025, the Company reported a $77.8 million equity method investment loss, generating a $12.5 million tax benefit in fiscal year 2025 as compared to a $4.8 million equity method investment loss in fiscal year 2024 that generated a $0.7 million tax benefit in fiscal year 2024. Excluding the $12.5 million tax benefit related to the $77.8 million of equity method loss in fiscal 2025, the fiscal 2025 tax would be $3.9 million of income tax expense. The remaining difference in tax expense between fiscal years 2025 and 2024 was primarily due to changes in various book-tax permanent differences, discrete tax adjustments between the two years, and changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year.

The income tax benefit of $8.6 million for the year ended June 30, 2025 also included a $0.2 million discrete tax benefit and the income tax expense of $3.6 million for the year ended June 30, 2024 included a $0.2 million discrete tax expense. Excluding the discrete income tax items, the effective tax rate for the years ended June 30, 2025 and 2024 was 30.4% and (130.6%), respectively.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum, which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was Euro 12.0 million. In April 2021, Jireh made a down payment of Euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for Euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had a carrying amount of $12.1 million as of June 30, 2025. As of June 30, 2025, the outstanding balance of this debt financing was $6.5 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a term of 5.5 years and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on the SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full.

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of June 30, 2025, there was no outstanding balance for this loan.

The Chinese government imposes certain currency exchange controls on cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account,” which includes trade related receipts and payments, interests, and dividend payments. Accordingly, subject to the review and verification of the underlying transaction documents and supporting documents by the account banks in China, our Chinese subsidiaries may use RMB to purchase foreign exchange currency for settlement of such “current account” transactions without the pre-approval from SAFE or its provincial branch. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. A Chinese company must pay 10% of its annual after-tax profits to fund its statutory reserve fund unless it has reached 50% of the registered capital of the company. Where the accumulative amount of the company’s statutory reserve is not enough to make up for the losses of the previous year, the current year’s profits must first be used to make up for the losses before the statutory reserve is accrued. While SAFE approval is not statutorily required for eligible dividend payments to the foreign parent, in practice, before making the dividend payment, the account bank may seek SAFE’s opinion with respect to a dividend payment if the payment involves a relatively large amount, which may delay the dividend payment depending on the then overall status of cross-border payments and receipts of China.

Transactions that involve conversion of RMB into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as “capital account” transactions. Examples of “capital account” transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account"

transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2025 and 2024, such restricted portion amounted to approximately $93.9 million and $93.5 million, or 11.4% and 10.5%, of our total consolidated net assets attributable to the Company, respectively.

As disclosed above, in July 2025, we entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, provided that certain conditions are satisfied. We expect to receive all four payments by the end of calendar year 2025, and the majority of the consideration, approximately $94 million, is expected to be paid in the first installment, which we anticipate to receive during the quarter ending September 30, 2025. We plan to use the cash proceeds from the sale to invest in technology, R&D projects and acquisition of assets complimentary to our business operations. See also “Risk Factors—Our recent sale of equity interest in the JV Company is subject to certain closing conditions, and if the conditions are not met, we may not receive a portion or any of the cash proceeds from the sale”.

We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs, including working capital and capital expenditures, for at least the next twelve months. In the long-term, we may require additional capital due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash is insufficient to meet our needs, we may seek to raise capital through equity or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all.
Cash, cash equivalents and restricted cash
As of June 30, 2025 and 2024, we had $153.5 million and $175.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $153.5 million and $175.5 million cash and cash equivalents, $40.7 million and $55.0 million, respectively, were deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$29,668	$25,710
Net cash used in investing activities	(36,441)	(35,744)
Net cash used in financing activities	(15,496)	(9,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	227	(126)
Net decrease in cash, cash equivalents and restricted cash	$(22,042)	$(20,063)
Cash flows from operating activities

For the fiscal year ended June 30, 2025, the $4.0 million increase in cash provided by operating activities compared to the fiscal year ended June 30, 2024 was primarily due to an increase of net loss of $85.9 million and an increase of non-cash expenses of $78.3 million, a decrease of $18.6 million in inventory purchases, an increase of accounts payable of $15.7 million primarily due to timing of payment, an increase of $6.9 million in accrued and other liabilities, an increase of $2.9 million in deferred revenue, an increase of $1.6 million in income tax payable, offset by an increase of $32.1 million in accounts receivable due to timing of billings and collection of payments, and an increase of $2.4 million in other current and long term assets due to increase in advance payments to suppliers.

Cash flows from investing activities

For the fiscal year ended June 30, 2025, the $0.7 million increase in cash used in investing activities compared to the fiscal year ended June 30, 2024 was primarily due to a $0.1 million increase in purchases of property and equipment, a $0.3 million decrease in the proceeds of sales of property and equipment, as well as a $0.3 million decrease in government grants related to equipment.
Cash flows from financing activities

For the fiscal year ended June 30, 2025, the $5.6 million increase in cash used in financing activities compared to the fiscal year 2024 was primarily due to $2.3 million decrease in proceeds from exercise of stock options and the Employee Share Purchase Plan (“ESPP”), and $3.0 million increase in withholding tax paid on behalf of employees for net share settlement.

Commitments

See Note 15 of the Notes to the consolidated financial statements contained in this Annual Report on Form 10-K for a description of commitments.

Critical Accounting Estimates
General

Our accounting policies are more fully described in Note 1 of the Notes to the consolidated financial statements contained in this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Management believes it is unlikely that applying other estimates and assumptions would have a material impact on the financial statements. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment.
Revenue recognition

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. We recognize product revenue at a point in time when product is shipped to the customer, as determined by the agreed upon shipping terms, net of estimated stock rotation returns and price adjustments that we expect to provide to certain distributors. We present revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 60 days.

We sell our products primarily to distributors, who in turn sell the products globally to various end customers. Sales to most distributors are made under terms allowing certain price adjustments of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. In the ordinary course of business, our distributors may need to sell our products to end customers at prices below the standard distribution price in order to remain competitive and secure sales. After the distributors sell the Company’s products to their end customers, the distributors submit a “ship-and-debit” price adjustment claim to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributors for the ship-and-debit claim. In determining the transaction price, the Company considers ship-and-debit price adjustments to be variable consideration. The Company estimates the variable consideration of the allowance for price adjustments at the time revenue is recognized. Estimating the allowance for price adjustments requires management to make certain assumptions including distributor inventory levels, forecasted distributor selling prices, distributor margins and future demand for products. These assumptions could be affected by current and future economic and market conditions. We also allow stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. We record an allowance for stock rotation returns based on historical returns, expected sales volumes and individual distributor agreements. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.

Valuation of inventories

We evaluate our inventory for salability, obsolescence and other available applicable information. When evaluating the adequacy of our provision for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted demand, and current economic trends. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by frequent new product development and technological changes that could result in an increase in the amount of obsolete inventory quantities on hand. Also our estimates of forecasted demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. If actual economic trends are less favorable than those forecasted, additional future inventory write-downs may be required, which could adversely affect our operating results. Inventory adjustments, once established, are not reversed until the related inventory has been sold or scrapped. If actual economic trends are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
Recently Issued Accounting Pronouncements
    See Note 1 of the Notes to the consolidated financial statements contained in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

    We and our principal subsidiaries use U.S. dollars as our functional currency because most of the transactions are conducted and settled in U.S. dollars. All of our revenue and a significant portion of our operating expenses are denominated in U.S. dollars. The functional currency for our in-house packaging and testing facilities in China is U.S. dollars and a significant portion of our capital expenditures are denominated in U.S. dollars. However, foreign currencies are required to fund our overseas operations, primarily in Taiwan and China. Operating expenses of overseas operations are denominated in their respective local currencies. In order to minimize exposure to foreign currencies, we maintained cash and cash equivalent balances in foreign currencies, including Chinese Yuan as operating funds for our foreign operating expenses. For our subsidiaries which use the local currency as the functional currency, the results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of equity. Our management believes that our exposure to foreign currency translation risk is not significant based on a 10% sensitivity analysis in foreign currencies due to the fact that the net assets denominated in foreign currencies pertaining to foreign operations, principally in Taiwan and China, are not significant to our consolidated net assets.
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. Borrowings expose us to interest rate risk. Borrowings are drawn down after due consideration of market conditions and expectation of future interest rate movements. As of June 30, 2025, we had $26.7 million outstanding under our loan and $2.3 million outstanding under our financing leases, which were subject to fluctuations in interest rates. For the year ended June 30, 2025, a hypothetical 10% increase in the interest rate could result in $0.1 million additional annual interest expense. The hypothetical assumptions made above will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by our management should the hypothetical market changes actually occur over time. As a result, actual impacts on our results of operations in the future will differ from those quantified above.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold and silver, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold and silver, would decrease or increase our current year's net earnings by $1.0 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management concluded that the Company's internal control over financial reporting was effective as of June 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this Form 10-K that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes during the fourth fiscal quarter ended June 30, 2025.

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

To the shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited and subsidiaries (the "Company") as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

/s/ Deloitte & Touche LLP

San Jose, California
August 28, 2025

Item 9B.Other Information

None

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2025 Proxy Statement”), no later than 120 days after the end of fiscal year 2025, and certain information to be included in the 2025 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption “Business - Executive Officers” in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2025 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board” and “Related Party Transactions” in the 2025 Proxy Statement.

Item 14.Principal Accountant Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2025 Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Consolidated Financial Statements. The index to the consolidated financial statements is below.

(2) Financial Statement Schedule.

Schedule II - Valuation and Qualifying accounts	103

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited and subsidiaries (the "Company") as of June 30, 2025, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended June 30, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories — Excess and Obsolete Inventory Reserve — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company evaluates the adequacy of the excess and obsolete inventory reserve based upon a review of inventory quantities on hand compared to forecasted demand. Management’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, historical usage, sales forecasts, customer backlog, and projected and current economic trends.

We identified the excess and obsolete inventory reserve as a critical audit matter due to the significant assumptions management makes with regards to estimating the forecasted demand. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management's estimates of forecasted demand.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of forecasted demand used in the excess and obsolete inventory reserve included the following, among others:

•We tested the effectiveness of internal controls over management’s review of the excess and obsolete inventory reserve, including internal controls designed to review and approve forecasted demand and the underlying assumptions regarding historical usage, sales forecasts, customer backlog, and projected and current economic trends.

•We evaluated management’s ability to accurately estimate forecasted demand by selecting a sample of inventory products as of June 30, 2024, and comparing usage in the current year to forecasted demand estimates made in the prior year.

•We selected a sample of inventory products as of June 30, 2025, and tested the forecasted demand by comparing internal and external information (e.g. historical usage, customer backlog, communications with customers, expected product lifecycles, economic trends, and inquiries with sales personnel, as applicable) with the Company’s forecasted demand.

•We considered, when relevant, the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analyst reports, as well as our observations and inquiries as to changes within the business and obtained through other areas of the audit.

/s/ Deloitte & Touche LLP

San Jose, California
August 28, 2025
We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha and Omega Semiconductor Limited (the "Company") as of June 30, 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended June 30, 2024, and the related notes and schedule (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2022 to 2024.

Santa Clara, California
August 23, 2024 (August 28, 2025, as to the effects of the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 13)

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$153,079	$175,127
Restricted cash	419	413
Accounts receivable, net	34,772	12,546
Inventories	189,677	195,750
Other current assets	18,215	14,165
Total current assets	396,162	398,001
Property, plant and equipment, net	314,097	336,619
Operating lease right-of-use assets, net	21,288	25,050
Intangible assets, net	269	3,516
Equity method investment	279,122	356,039
Deferred income tax assets	599	549
Other long-term assets	22,766	25,239
Total assets	$1,034,303	$1,145,013

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,044	$45,084
Accrued liabilities	59,027	72,371
Payable related to equity investee, net	15,809	13,682
Income taxes payable	1,790	2,798
Short-term debt	11,852	11,635
Deferred revenue	—	2,591
Finance lease liabilities	1,007	935
Operating lease liabilities	4,978	5,137
Total current liabilities	154,507	154,233
Long-term debt	14,872	26,724
Income taxes payable - long-term	4,201	3,591
Deferred income tax liabilities	13,192	26,416
Finance lease liabilities - long-term	1,274	2,282
Operating lease liabilities - long-term	16,925	20,499
Other long-term liabilities	7,000	19,661
Total liabilities	211,971	253,406
Commitments and contingencies (Note 15)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2025 and 2024	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 37,127 shares and 30,009 shares, respectively at June 30, 2025 and 36,107 shares and 28,969 shares, respectively at June 30, 2024	74	72
Treasury shares at cost; 7,118 shares at June 30, 2025 and 7,138 shares at June 30, 2024	(79,058)	(79,213)
Additional paid-in capital	379,779	353,109
Accumulated other comprehensive loss	(12,390)	(13,419)
Retained earnings	533,927	631,058
Total shareholders' equity	822,332	891,607
Total liabilities and shareholders' equity	$1,034,303	$1,145,013

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023
Revenue	$696,162	$657,274	$691,321
Cost of goods sold [1]	535,158	485,356	491,785
Gross profit	161,004	171,918	199,536

Operating expenses:
Research and development	94,265	89,940	88,146
Selling, general and administrative	95,175	85,734	88,861
Total operating expenses	189,440	175,674	177,007
Operating income (loss)	(28,436)	(3,756)	22,529

Other loss, net	(1,004)	(73)	(1,730)
Interest income	4,283	5,168	3,775
Interest expenses	(2,639)	(3,982)	(4,862)
Net income (loss) before income taxes and equity method investment loss	(27,796)	(2,643)	19,712

Income tax expense (benefit)	(8,625)	3,649	5,937
Net income (loss) before equity method investment loss	(19,171)	(6,292)	13,775
Equity method investment loss	(77,805)	(4,789)	(1,411)
Net income (loss)	$(96,976)	$(11,081)	$12,364

Net income (loss) per common share
Basic	$(3.30)	$(0.39)	$0.45
Diluted	$(3.30)	$(0.39)	$0.42

Weighted average number of common share used to compute net income (loss) per share:
Basic	29,405	28,236	27,552
Diluted	29,405	28,236	29,528
(1) - Amounts include related party transactions. Refer to footnote 3, Related Party Transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended June 30,
	2025	2024	2023
Net income (loss)	$(96,976)	$(11,081)	$12,364
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of $(43), $876 and $1,566 tax in each of the fiscal year ended June 30, 2025, 2024 and 2023, respectively.	1,029	(5,308)	(9,191)
Comprehensive income (loss)	$(95,947)	$(16,389)	$3,173

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2022	—	$—	33,988	$68	(6,617)	$(66,000)	$288,951	$1,080	$629,994	$854,093
Exercise of common stock options and release of RSUs	—	—	715	1	—	—	550	—	—	551
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	8	67	—	—	(67)	0
Withholding tax on restricted stock units	—	—	(242)	—	—	—	(6,381)	—	—	(6,381)
Issuance of shares under Employee Stock Purchase Plan	—	—	350	1	—	—	8,426	—	—	8,427
Repurchase of common shares under share repurchase program			—	—	(548)	(13,432)	—	—	—	(13,432)
Share-based compensation expense	—	—	—	—	—	—	37,488	—	—	37,488
Net income	—	—	—	—	—	—	—	—	12,364	12,364
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9,191)	—	(9,191)
Balance, June 30, 2023	—	—	34,811	70	(7,157)	(79,365)	329,034	(8,111)	642,291	883,919
Exercise of common stock options and release of RSUs	—	—	1,210	2	—	—	2,311	—	—	2,313
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	19	152	—	—	(152)	0
Withholding tax on restricted stock units	—	—	(320)	—	—	—	(7,678)	—	—	(7,678)
Issuance of shares under Employee Stock Purchase Plan	—	—	406	—	—	—	7,801	—	—	7,801
Share-based compensation expense	—	—	—	—	—	—	21,641	—	—	21,641
Net loss	—	—	—	—	—	—	—	—	(11,081)	(11,081)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,308)	—	(5,308)
Balance, June 30, 2024	—	—	36,107	72	(7,138)	(79,213)	353,109	(13,419)	631,058	891,607
Exercise of common stock options and release of RSUs	—	—	968	1	—	—	90	—	—	91
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	20	155	—	—	(155)	0
Withholding tax on restricted stock units	—	—	(348)	—	—	—	(10,698)	—	—	(10,698)
Issuance of shares under Employee Stock Purchase Plan	—	—	400	1	—	—	7,709	—	—	7,710
Share-based compensation expense	—	—	—	—	—	—	29,569	—	—	29,569
Net loss	—	—	—	—	—	—	—	—	(96,976)	(96,976)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,029	—	1,029
Balance, June 30, 2025	—	$—	37,127	$74	(7,118)	$(79,058)	$379,779	$(12,390)	$533,927	$822,332

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(96,976)	$(11,081)	$12,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	62,396	53,757	43,207
Equity method investment loss	77,805	4,789	1,411
Share-based compensation expense	29,569	21,641	37,488
Deferred income taxes, net	(13,274)	(880)	(1,418)
Loss on disposal of property and equipment	80	78	182
Impairment of property and equipment	1,045	—	—
Impairment of privately-held investment	100	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,226)	9,873	43,262
Inventories	6,073	(12,503)	(25,207)
Other current and long-term assets	(465)	1,927	(18,695)
Payable related to equity investee, net	2,127	1,731	(17,038)
Accounts payable	13,289	(2,406)	(19,568)
Income taxes payable	(399)	(1,974)	1,957
Deferred revenue	(2,591)	(5,482)	8,073
Accrued and other liabilities	(26,885)	(33,760)	(45,545)
Net cash provided by operating activities	29,668	25,710	20,473
Cash flows from investing activities
Purchases of property and equipment	(37,180)	(37,088)	(110,428)
Proceeds from sale of property and equipment	61	383	167
Government grants related to equipment	678	961	631
Net cash used in investing activities	(36,441)	(35,744)	(109,630)
Cash flows from financing activities
Withholding tax on restricted stock units	(10,698)	(7,678)	(6,381)
Proceeds from exercise of stock options and ESPP	7,801	10,114	8,978
Payments for repurchase of common shares	—	—	(13,432)
Proceeds from borrowings	—	—	8,632
Repayments of borrowings	(11,664)	(11,472)	(26,598)
Principal payments on finance leases	(935)	(867)	(810)
Net cash used in financing activities	(15,496)	(9,903)	(29,611)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	227	(126)	(280)
Net decrease in cash, cash equivalents and restricted cash	(22,042)	(20,063)	(119,048)
Cash, cash equivalents and restricted cash at beginning of year	175,540	195,603	314,651
Cash, cash equivalents and restricted cash at end of year	$153,498	$175,540	$195,603

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,920	$2,564	$3,711
Cash paid for income taxes	$4,615	$5,758	$1,537

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$10,574	$7,381	$12,715
Reissuance of treasury stock	$155	$152	$67

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$153,079	$175,127	$195,188
Restricted cash	419	413	415
Total cash, cash equivalents, and restricted cash	$153,498	$175,540	$195,603

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, “AOS”, “we” or “us”) design, develop and supply a broad range of power semiconductors. The Company's portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States, Hong Kong, China, and South Korea.
Basis of Preparation

The consolidated financial statements include the accounts of all subsidiaries. All intercompany account balances and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Joint Venture

On March 29, 2016, the Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture (the “JV Company”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility in the Liangjiang New Area of Chongqing, China (the “JV Transaction”). As of December 1, 2021, the Company owned 50.9%, and the Chongqing Funds owned 49.1%, of the equity interest in the JV Company. The joint venture was accounted under the provisions of the consolidation guidance since the Company had controlling financial interest until December 1, 2021. As of December 2, 2021, the Company ceased having control over the JV Company. Therefore, the Company deconsolidated the JV Company as of that date. Subsequently, the Company has accounted for its investment in the JV Company using the equity method of accounting.

Equity Method Investment Loss

The Company uses the equity method of accounting when it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Effective December 1, 2021, the Company reduced its equity interest in the JV Company and no longer controlled the JV Company. As a result, beginning December 2, 2021, the Company recorded its investment under the equity method of accounting. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company’s share of earnings or losses of the JV Company is recorded on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect its consolidated financial statements, if applicable.

The Company records its interest in the net earnings or loss of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Operations. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor and investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized; instead the equity method investment is tested for impairment. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment is determined to be other than temporary. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statements of Operations.

From December 2021 to June 2024, the Company completed several transactions to sell additional equity interests of the JV Company to third-party investors, while the JV Company also issued additional equity interests to new investors that diluted the Company's ownership interest. Accordingly, as of June 30, 2024, the percentage of outstanding JV equity interest beneficially owned by the Company was further reduced to 42.8%. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company in exchange for a 7.09% interest. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. The Company recorded a gain of $0.5 million on the change of equity interest in the JV Company, which was included in the equity method investment loss line in the consolidated statements of operations. The funding of the investment was agreed to be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. However, the JV

Company has not received the remaining two installments as of the filing date. As of June 30, 2025, the percentage of outstanding JV equity interest beneficially owned by the Company was 39.2%.

In the fourth quarter of fiscal year 2025, the Company began negotiations with a third-party strategic investor to sell a portion of its outstanding equity interest in the JV Company. On July 14, 2025, the Company entered into an equity transfer agreement (“Agreement”) with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. The Company identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025. The impairment loss is recorded within Equity method investment loss in the consolidated statement of operations for the year-ended June 30, 2025.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to reserve of stock rotation returns, allowance for price adjustments, allowance for expected credit loss, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, recoverability of and useful lives for property, plant and equipment.
Foreign Currency Transactions and Translation

Most of the Company's principal subsidiaries use U.S. dollars as their functional currency because their transactions are primarily conducted and settled in U.S. dollars. All of their revenues and a significant portion of their operating expenses are denominated in U.S. dollars. The functional currencies for the Company’s in-house packaging and testing facilities in China are U.S. dollars, and a majority of their capital expenditures are denominated in U.S. dollars. Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations.

For the Company’s subsidiaries which use the local currency as their functional currency, their results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses items. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of equity.
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

The Company maintains restricted cash in connection with cash balances temporarily restricted by the local custom authority for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2025 and 2024, the amount of restricted cash was $0.4 million and $0.4 million, respectively.
Accounts Receivable, net

The allowance for expected credit loss is based on assessment of the expected collectability of accounts receivable from customers. The Company reviews the allowance by considering factors such as historical collection experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The

Company writes off a receivable and charges against its recorded allowance when it has exhausted its collection efforts without success.

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
Fair Value of Financial Instruments

The fair value of cash equivalents is based on observable market prices and have been categorized in Level 1 in the fair value hierarchy. Cash equivalents consist primarily of short-term bank deposits. The carrying values of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term maturities. Level 2 inputs were used to estimate the fair value of the equity method investment for the purpose of recognizing the other than temporary impairment recorded in 2025. The carrying value of the Company’s debt is considered a reasonable estimate of fair value which is estimated by considering the current rates available to the Company for debt of the same remaining maturities, structure and terms of the debts.
Inventories

The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost includes semiconductor wafer and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. The Company evaluated its inventory for salability, obsolescence and other available applicable information. When evaluating the adequacy of its provision for excess and obsolete inventory, the Company identifies excess and obsolete products and also analyzes historical usage, forecasted demand, and current economic trends. If actual economic trends are less favorable than those forecasted, additional future inventory write-downs may be required, which could adversely affect our operating results. Inventory adjustments, once established, are not reversed until the related inventory has been sold or scrapped.
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
Internal-use software development costs are capitalized to the extent that the costs are directly associated with the development of identifiable and unique software products controlled by the Company that are expected to generate economic benefits beyond one year. Costs incurred during the application development stage are required to be capitalized. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if such expenditures will result in additional functionality. Costs include employee costs incurred and fees paid to outside consultants for the software development and implementation. Internally developed software is amortized over its estimated useful life of three to five years starting from the date when it is ready for its intended use.
Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized as selling, general and administrative expenses in the consolidated statements of operations. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2025 and 2024, the Company reduced property, plant and equipment by $0.7 million and $1.0 million, respectively. During the fiscal year ended June 30, 2023, the Company reduced property, plant and equipment by $0.6 million and operating expenses by $0.1 million.
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

During the fiscal year ended June 30, 2025, the Company identified certain purchased manufacturing equipment that was unable to meet its production process requirements. Because the equipment had no alternative uses, the Company recorded an impairment of $1.0 million related to such equipment. There was no impairment of long-lived assets for fiscal years 2024 and 2023.

Revenue Recognition

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied. The Company recognizes revenue at a point in time when its performance obligation has been satisfied and control of the product is transferred to the customer, as determined by the agreed upon shipping terms, net of estimated stock rotation returns and price adjustments that it expects to provide to certain distributors. The Company presents revenue net of sales taxes and any similar assessments. Our standard payment terms range from 30 to 60 days.

The Company sells its products primarily to distributors, who in turn sell the products globally to various end customers. Sales to most distributors are made under terms allowing certain price adjustments of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. In the ordinary course of business, our distributors may need to sell our products to end customers at prices below the standard distribution price in order to remain competitive and secure sales. After the distributors sell the Company’s products to their end customers, the distributors submit a “ship-and-debit” price adjustment claim to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributors for the ship-and-debit claim. In determining the transaction price, the Company considers ship-and-debit price adjustments to be variable consideration. The Company estimates the variable consideration of the allowance for price adjustments at the time revenue is recognized. The Company also allows stock rotation returns from certain distributors. Stock rotation returns are governed by contract and are limited to a specified percentage of the monetary value of products purchased by distributors during a specified period. The Company records an allowance for stock rotation returns based on historical returns, expected sales volumes and individual distributor agreements. Allowance for price adjustments is recorded against accounts receivable and the provision for stock rotation rights is included in accrued liabilities on the consolidated balance sheets.

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

License and Development Services Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months when the Company performed the engineering and development services. The Company used the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. During the fiscal years ended June 30, 2025 and 2024, the Company recorded $13.8 million and $21.2 million of license and development revenue, respectively. The amount of contract liability is recorded as deferred revenue on the consolidated balance sheets. In addition, the Company also entered an accompanying supply agreement to provide limited wafer supply to the customer. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement.
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
Product Warranty

The Company provides a standard one-year warranty for products from the date of purchase by the end customers. The Company accrues for estimated warranty costs at the time revenue is recognized. The Company's warranty obligation is determined by product failure rates, labor and material costs for replacing defective parts, related freight costs for failed parts and other costs to fulfill warranty obligation. The Company monitors its warranty claims and maintains warranty reserves based on historical experiences and anticipated warranty claims known at the time of estimation.
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

Significant management judgment is also required in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or research and experimentation tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. The Company considers all available positive and negative evidence on a jurisdiction-by-jurisdiction basis when assessing whether it is more likely than not that deferred tax assets are recoverable. The Company considers evidence such as our past operating results, the existence of cumulative losses in recent years and our forecast of future taxable income. The Company has concluded that it should report a full valuation allowance on its state research and development tax credit carryforwards as the Company annually generates more state R&D tax credits than it could use based on its forecasts.

The Financial Accounting Standards Board (FASB) issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Although the guidance on the accounting for uncertainty in income taxes prescribes the use of a recognition and measurement model, the determination of whether an uncertain tax position has met those thresholds will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what is currently estimated, a material impact on income tax expense could result.

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
Share-based Compensation Expense

The Company maintains an equity-settled, share-based compensation plan to grant restricted share units. The Company recognizes expense related to share-based compensation awards that are ultimately expected to vest based on estimated fair values on the date of grant. The fair value of restricted share units is based on the fair value of the Company's common share on the date of grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award is estimated at the date of grant using the Monte-Carlo pricing model. Share-based compensation expense is recognized on the accelerated attribution basis over the requisite service period of the award, which generally equals the vesting period. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience.

The Employee Share Purchase Plan (the “ESPP”) is accounted for at fair value on the date of grant using the Black-Scholes option valuation model.

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.5 million, $0.6 million and $0.5 million in the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The Company adopted the guidance during the three months ended June 30, 2025 and the adoption did not have a significant impact on the consolidated financial statements.
Recently Issued Accounting Standards not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company did not early adopt ASU 2023-09 and will apply these additional income tax disclosures in its June 2026 fiscal year.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
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

On January 26, 2022, the JV Company completed a financing transaction pursuant to a corporate investment agreement (the “Investment Agreement”) between the JV Company and certain third-party investors (the “New Investors”). Under the Investment Agreement, the New Investors purchased newly issued equity interest of the JV Company, representing approximately 7.82% of post-transaction outstanding equity interests of the JV Company, for a total purchase price of RMB 509 million (or approximately $80 million based on the currency exchange rate as of January 26, 2022) (the “Investment”). Following the closing of the Investment, the percentage of outstanding JV equity interest beneficially owned by the Company was reduced to 42.2%.

In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%.

On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the third-party investor agreed to invest RMB 500 million (or $68.5 million based on the currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company in exchange for a 7.09% interest. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by the Company was reduced to approximately 39.2%. We recorded a gain of $0.5 million on the change of equity interest in the JV Company, which was included in the equity method investment loss line in the consolidated statements of operations. The funding of the investment was agreed to be made in three installments. The JV Company received the first installment of RMB 40 million (or $5.5 million) on December 31, 2024. However, the JV Company has not received the remaining two installments as of the filing date.

In the fourth quarter of fiscal year 2025, the Company began negotiations with a third-party strategic investor to sell a portion of its outstanding equity interest in the JV Company. On July 14, 2025, the Company entered into an equity transfer agreement with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of approximately $150 million to be paid in four installments, subject to satisfaction of certain conditions.

The Company identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025. The impairment loss is recorded within Equity method investment loss in the consolidated statement of operations for the year-ended June 30, 2025.

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the fiscal years ended June 30, 2025, 2024 and 2023, the Company recorded $77.8 million including the impairment loss, $4.8 million and $1.4 million of equity method investment loss, respectively, using lag reporting. As of June 30, 2025, the percentage of outstanding JV equity interest beneficially owned by the Company was 39.2%. The difference between the investment’s carrying value on June 30, 2025 of $279.1 million and the underlying equity in net assets of approximately $107.1 million as of March 31, 2025 relates primarily to equity method goodwill.

Summarized Financial Information

The following table presents summarized financial information for the JV Company (in thousands):

	As of March 31, 2025	As of March 31, 2024	As of March 31, 2023
Current assets	$101,151	$86,280	$122,324
Non-current assets	$315,420	$338,450	$333,165
Current liabilities	$61,341	$70,776	$122,340
Non-current liabilities	$82,124	$81,899	$36,525

	For the period April 1, 2024 to March 31, 2025	For the period April 1, 2023 to March 31, 2024	For the period April 1, 2022 to March 31, 2023
Revenue	$142,921	$128,951	$178,974
Gross profit	$8,662	$1,844	$4,502
Operating expenses	$10,637	$9,174	$5,939
Net loss	$3,195	$9,477	$4,906

3. Related Party Transactions

As of June 30, 2025, the Company owned 39.2% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of $11.3 million, $9.8 million and $35.6 million during the fiscal year ended June 30, 2025, 2024 and 2023, respectively. Due to the right of offset of receivables and payables with the JV Company, as of June 30, 2025 and 2024, AOS recorded the net amount of $15.8 million and $13.7 million, respectively, as a payable related to equity investee, net, on the Consolidated Balance Sheet. The purchases by AOS for the fiscal year ended June 30, 2025, 2024 and 2023 were $109.1 million, $96.6 million and $127.8 million, respectively.

4. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding, plus potential shares of common stock during the period. Potential shares of common stock include dilutive shares attributable to the assumed exercise of share options, employee share purchase plan shares and vesting of restricted stock units using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income (loss) per share if their effect is anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(96,976)	$(11,081)	$12,364

Denominator:
Basic:
Weighted average number of common shares used to compute basic net income (loss) per share	29,405	28,236	27,552

Diluted:
Weighted average number of common shares used to compute basic net income (loss) per share	29,405	28,236	27,552
Effect of potentially dilutive securities:
Stock options, RSUs and ESPP shares	—	—	1,976
Weighted average number of common shares used to compute diluted net income (loss) per share	29,405	28,236	29,528

Net income (loss) per share:
Basic	$(3.30)	$(0.39)	$0.45
Diluted	$(3.30)	$(0.39)	$0.42
The following potential dilutive securities were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Employee stock options and RSUs	2,475	2,822	310
ESPP	629	1,019	309
Total potential dilutive securities	3,104	3,841	619

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2025	2024	2023
Customer A	22.1%	25.0%	21.6%
Customer B	51.3%	46.0%	35.6%
Customer D	*	*	14.0%

	June 30,
Percentage of accounts receivable	2025	2024
Customer A	14.9%	*
Customer B	52.3%	*
Customer C	*	33.4%
Customer D	*	33.4%
* Less than 10%

6. Balance Sheet Components
Accounts receivable, net

	June 30,
	2025	2024
	(in thousands)
Accounts receivable	$75,604	$54,265
Less: Allowance for price adjustments	(40,802)	(41,689)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$34,772	$12,546
Inventories

	June 30,
	2025	2024
	(in thousands)
Raw materials	$81,341	$78,064
Work in-process	91,591	87,898
Finished goods	16,745	29,788
	$189,677	$195,750

Other current assets

	June 30,
	2025	2024
	(in thousands)
Value-added tax receivable	$339	$304
Other prepaid expenses	2,383	1,822
Prepaid insurance	3,669	4,623
Prepaid maintenance	1,990	2,195
Deposit with supplier	7,073	1,301
Prepaid income tax	336	819
Interest receivable	191	383
Short term deposit	534	21
Other receivables	1,700	2,697
	$18,215	$14,165

Property, plant and equipment, net

	June 30,
	2025	2024
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	71,961	71,266
Manufacturing machinery and equipment	442,462	423,960
Equipment and tooling	37,918	36,203
Computer equipment and software	53,509	53,081
Office furniture and equipment	3,267	3,193
Leasehold improvements	43,901	41,671
	657,895	634,251
Less: accumulated depreciation and amortization	(371,836)	(320,751)
	286,059	313,500
Equipment and construction in progress	28,038	23,119
Property, plant and equipment, net	$314,097	$336,619
Total depreciation expense was $54.2 million, $50.5 million and $40.4 million for fiscal years 2025, 2024 and 2023, respectively.
The Company capitalized $0.2 million, $0.6 million and $0.5 million of software development costs during the fiscal years 2025, 2024 and 2023, respectively. Amortization of capitalized software development costs was $0.5 million in fiscal year 2025, $0.6 million in fiscal year 2024 and $0.4 million in fiscal year 2023. Unamortized capitalized software development costs in each of the periods presented at June 30, 2025 and 2024 were $0.7 million and $1.0 million, respectively.
Other long-term assets

	June 30,
	2025	2024
	(in thousands)
Prepayments for property and equipment	$1,973	$620
Investment in privately held companies	—	100
Customs deposit	814	652
Deposit with supplier	18,080	22,117
Office leases deposits	1,358	1,418
Other	541	332
	$22,766	$25,239

Intangible assets, net

	June 30,
	2025	2024
	(in thousands)
Patents and technology rights	$18,037	$18,037
Trade name	268	268
Customer relationships	1,150	1,150
	19,455	19,455
Less: accumulated amortization	(19,455)	(16,208)
	—	3,247
Goodwill	269	269
Intangible assets, net	$269	$3,516

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronics International N.V. Amortization expense for intangible assets was $3.2 million, $3.2 million and $3.3 million for the years ended June 30, 2025, 2024 and 2023, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. All intangible assets were fully amortized in as of June 30, 2025.

Accrued liabilities

	June 30,
	2025	2024
	(in thousands)
Accrued compensation and benefits	$17,766	$14,945
Warranty accrual	2,118	2,407
Stock rotation accrual	6,184	4,660
Accrued professional fees	3,399	3,198
Accrued inventory	1,465	728
Accrued facilities related expenses	2,184	2,137
Accrued property, plant and equipment	2,704	6,986
Other accrued expenses	4,755	3,822
Customer deposits	17,030	32,182
ESPP payable	1,422	1,306
	$59,027	$72,371

Short-term customer deposits are payments received from customers for securing future product shipments. As of June 30, 2025, $7.0 million were from Customer A, $2.0 million were from Customer B, and $8.0 million were from other customers. As of June 30, 2024, $9.0 million were from Customer A, $8.9 million were from Customer B, and $14.3 million were from other customers.

The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Beginning balance	$2,407	$1,674	$2,650
Addition	1,096	1,186	5,966
Released	(700)	—	(2,300)
Utilization	(685)	(453)	(4,642)
Ending balance	$2,118	$2,407	$1,674
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Beginning balance	$4,660	$5,588	$4,798
Addition	12,834	11,044	13,950
Utilization	(11,310)	(11,972)	(13,160)
Ending balance	$6,184	$4,660	$5,588

Other long-term liabilities

	June 30,
	2025	2024
	(in thousands)
Customer deposits	$7,000	$19,661
Other long-term liabilities	$7,000	$19,661
    Customer deposits are payments received from customers for securing future product shipments. As of June 30, 2025, $5.0 million were from Customer A and $2.0 million were from other customers. As of June 30, 2024, $12.0 million were from Customer A, $2.0 million were from Customer B and $5.7 million were from other customers.

7. Bank Borrowing

Accounts receivable factoring agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. As of June 30, 2025, there was no outstanding balance for this loan.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company's wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement has a 5 years term, after which Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes, until the final installation and acceptance of the equipment. The total purchase price of this equipment was Euro 12.0 million. In April 2021, Jireh made a down payment of Euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for Euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment which had a carrying amount of $12.1 million as of June 30, 2025. As of June 30, 2025, the outstanding balance of this debt financing was $6.5 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a term of 5.5 years and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on the SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full.

At June 30, 2025, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2026	$11,871
2027	14,344
2028	536
Total principal of debt	26,751
Less: debt issuance costs	(27)
Total principal of debt, less debt issuance costs	$26,724

	Short-term Debt	Long-term Debt	Total
Principal amount	$11,871	$14,880	$26,751
Less: debt issuance costs	(19)	(8)	(27)
Total debt, less debt issuance costs	$11,852	$14,872	$26,724

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and operating lease liabilities - long-term on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, finance lease liabilities and finance lease liabilities-long-term on the consolidated balance sheets. The Company recognizes a ROU asset and corresponding lease obligation liability at the lease commencement date where the lease obligation liability is measured at the present value of the minimum lease payments. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement. The Company uses an interest rate commensurate with the interest rate to borrow on a collateralized basis over a similar term with an amount equal to the lease payments. Operating leases are primarily related to offices, research and development facilities, sales and marketing facilities, and manufacturing facilities. In addition, long-term supply agreements to lease gas tank equipment and purchase industrial gases are accounted for as operating leases. Lease agreements frequently include renewal provisions and require the Company to pay real estate taxes, insurance and maintenance costs. For operating leases, the amortization of the ROU asset and the accretion of its lease obligation liability result in a single straight-line expense recognized over the lease term. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. In September 2022, the lease was amended to make a monthly payment of principal and interest as a fixed amount effective in October 2022. Other terms remain the same. The amendment was accounted for as a lease modification and no gain or loss was recognized. The Company does not record leases on the consolidated balance sheet with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Year Ended June 30,
	2025	2024
Operating leases:
Fixed rent expense	$6,497	$6,268
Variable rent expense	1,098	1,095
Finance lease:
Depreciation of equipment	513	513
Interest	210	277
Short-term leases:
Short-term lease expenses	173	161
Total lease expenses	$8,491	$8,314

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30,
	2025	2024
Operating Leases:
ROU assets associated with operating leases	$21,288	$25,050
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,684)	(1,171)
Property, plant and equipment, net	$3,449	$3,962

Weighted average remaining lease term (in years)
Operating leases	5.00	5.54
Finance lease	2.25	3.25

Weighted average discount rate
Operating leases	4.88%	4.91%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Year Ended June 30,
	2025	2024
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,466	$6,330
Operating cash flows from finance lease	$210	$277
Financing cash flows from finance lease	$935	$867

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$1,162	$5,884

Future minimum lease payments are as follows as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$5,935	$1,144
2027	5,011	1,144
2028	4,419	191
2029	4,055	—
2030	3,430	—
Thereafter	1,841	—
Total minimum lease payments	24,691	2,479
Less amount representing interest	(2,788)	(198)
Total lease liabilities	$21,903	$2,281

9. Shareholders’ Equity
Common Shares

The Company’s Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2025.

In September 2017, the board of directors approved a repurchase program (the “Repurchase Program”) that allowed the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company's common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company's stock-based compensation programs. Gains on re-issuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or re-issuance of treasury stock. Any remaining balance of the losses is charged to retained earnings. As of June 30, 2023, there was no availability under this repurchase program, which was terminated. Prior to September 2017, the board of directors authorized two share purchase programs, which were terminated.
During fiscal years 2025 and 2024, the Company did not repurchase any shares pursuant to the repurchase program. During fiscal year 2023, the Company repurchased an aggregate of 548,132 shares, from the open market for a total cost of approximately $13.4 million, excluding fees and related expenses, at an average price of $24.51 per share.
As of June 30, 2025, the Company had repurchased an aggregate of 7,332,780 shares for a total cost of $81.1 million, at an average price of $11.01 per share, excluding fees and related expenses, since inception of the program. No repurchased shares have been retired. Of the 7,332,780 repurchased shares, 214,809 shares with a weighted average repurchase price of $9.58 per share, were reissued at an average price of $3.89 per share for option exercises and vested restricted stock units.

10. Share-based Compensation
2018 Omnibus Incentive Plan

The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the “2018 Plan”) was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization. Therefore, the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. At the annual general meeting of shareholders from 2021 to 2024, the shares reserved for issuance under the 2018 Plan was approved to increase by a total of 2,544,000 shares, to 4,609,000 shares. As of June 30, 2025, 541,000 shares were available for grant under the 2018 Plan.
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

Time-based Restricted Stock Units (“TRSU”)

The total fair value of TRSUs vested during the years ended June 30, 2025, 2024 and 2023 was $17.9 million, $15.6 million and $13.0 million, respectively. The following table summarizes the Company’s TRSU activities:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	1,169,609	$34.03		$38,994,764
Granted	714,080	$27.70
Vested	(451,549)	$28.84
Forfeited	(47,075)	$33.40
Nonvested at June 30, 2023	1,385,065	$32.48		$45,430,132
Granted	679,993	$23.12
Vested	(521,109)	$30.00
Forfeited	(74,814)	$30.34
Nonvested at June 30, 2024	1,469,135	$29.13		$54,901,575
Granted	655,738	$29.39
Vested	(574,664)	$31.17
Forfeited	(58,283)	$28.25
Nonvested at June 30, 2025	1,491,926	$28.50	1.66	$38,282,821

Performance-based Restricted Stock Units (“PRSU”)

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded $4.0 million, $2.8 million and $5.2 million of expenses for these PRSUs during the years ended June 30, 2025, 2024 and 2023, respectively. The total fair value of PRSUs vested during the years ended June 30, 2025, 2024 and 2023 was $4.5 million, $3.8 million and $3.5 million, respectively.

The following table summarizes the Company’s PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	389,375	$36.56		$12,981,763
Granted	264,214	$25.70
Vested	(116,132)	$30.54
Forfeited	(10,743)	$48.65
Nonvested at June 30, 2023	526,714	$32.19		$17,276,219
Granted	209,250	$21.55
Vested	(123,632)	$30.50
Forfeited	(268,207)	$26.59
Nonvested at June 30, 2024	344,125	$30.69		$12,859,951
Granted	209,750	$27.61
Vested	(133,910)	$33.60
Forfeited	(10,402)	$48.65
Nonvested at June 30, 2025	409,563	$27.71	1.85	$10,509,387

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units to certain personnel. The number of shares to be earned at the end of the performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved modifications of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. The Company recorded approximately $5.0 million, $(6.4) million and $1.9 million of expenses for these MSUs during the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The modified MSUs were valued immediately before and after the modification, using Monte-Carlo simulation pricing model. The Monte-Carlo simulation pricing model applied the following assumptions for pre-modification conditions: risk-free interest rate of 0.13%, expected term of 1.3 years, expected volatility of 66.7% and dividend yield of 0%; and for post-modification conditions: risk-free interest rate of 0.14%, expected term of 2.3 years, expected volatility of 59.1% and dividend yield of 0%. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded approximately $0.6 million, $1.0 million and $3.9 million of expense for these MSUs during the years ended June 30, 2025, 2024 and 2023, respectively. The total fair value of MSUs vested during the years ended June 30, 2025, 2024 and 2023 was $1.4 million, $1.4 million and $0.5 million, respectively.

The following table summarizes the Company’s MSUs activities:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2022	2,206,000	$25.10		$73,548,040
Vested	(90,000)	$5.17
Forfeited	(8,000)	$48.44
Nonvested at June 30, 2023	2,108,000	$25.86		$69,142,400
Vested	(275,000)	$5.17
Forfeited	(106,000)	$42.32
Nonvested at June 30, 2024	1,727,000	$28.15		$64,537,990
Vested	(270,000)	$5.17
Forfeited	(21,000)	$38.14
Nonvested at June 30, 2025	1,436,000	$32.32	2.89	$36,847,760
Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2022	389,875	$7.70
Exercised	(65,500)	$8.42		$1,442,646
Canceled or forfeited	(5,000)	$9.19
Outstanding at June 30, 2023	319,375	$7.53
Exercised	(309,375)	$7.48		$5,588,750
Outstanding at June 30, 2024	10,000	$9.07
Exercised	(10,000)	$9.07		$265,267
Outstanding at June 30, 2025	—	$0.00	0.00	$0
Options vested and expected to vest	—	$0.00	0.00	$0
Exercisable at June 30, 2025	—	$0.00	0.00	$0

The aggregate intrinsic value for options outstanding at June 30, 2025 in the table above is based on the Company’s common stock closing price on June 30, 2025.

The 2018 Employee Share Purchase Plan

At the annual general meeting of shareholders in November 2018, the 2018 Employee Share Purchase Plan (“Purchase Plan” or “ESPP”) was approved, under which 1,430,000 common shares are available for issuance. The Purchase Plan does not include an evergreen authorization, therefore the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. At the annual general meetings of shareholders in 2021 and 2023, the shares reserved for issuance under the ESPP was approved to increase by 1,070,000 and 1,200,000 shares, respectively to a total of 3,700,000 shares. The Purchase Plan provided for a series of overlapping offering periods with a duration of 24 months, generally beginning on May 15 and November 15 of each year. The Purchase Plan allows employees to purchase common shares through payroll deductions of up to 15% of their eligible compensation. Such deductions will accumulate over a six-month accumulation period without interest. After such accumulation period, common shares will be purchased at a price equal to 85% of the fair market value per share on either the first day of the offering period or the last date of the accumulation period, whichever is less. The maximum number of shares that may be purchased by a participant on any purchase date may not exceed 875 shares for a total of 3,500 shares per a 24-month offering period. In addition, no participant may purchase more than $25,000 worth of common stock in any one calendar year period. No more than 300,000 common shares may be purchased by all participants on any purchase date.
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2025	2024	2023
Volatility rate	54.1% - 71.0%	53.0% - 64.3%	64.0% - 70.5%
Risk-free interest rate	4.1% - 4.4%	5.0% - 5.2%	4.5% - 4.6%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the fiscal years ended June 30, 2025, 2024 and 2023 was $12.07, $10.16 and $11.46 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PRSUs, MSUs, and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Cost of goods sold	$4,224	$3,434	$5,851
Research and development	8,123	5,210	9,437
Selling, general and administrative	17,222	12,997	22,200

	$29,569	$21,641	$37,488
Total unrecognized share-based compensation expense as of June 30, 2025 was $51.1 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.

11. Employee Benefit Plans

The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer’s contribution is discretionary. Effective from April 1, 2022, the Company began to match 50% of employee contribution up to 4% of eligible compensation for a 2% maximum match. During the fiscal years ended June 30, 2025, 2024 and 2023, the Company made employer match contributions of $1.8 million, $1.8 million and $1.9 million, respectively.

The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 16.0% to 17.0% in China, 6.0% in Taiwan, 12.0% in India, and 9.3% in Germany. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

12. Income Taxes
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
U.S. operations	$8,229	$9,079	$19,001
Non-U.S. operations	(36,025)	(11,722)	711
Net income (loss) before income taxes	$(27,796)	$(2,643)	$19,712

    The provision for income taxes is comprised of:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
U.S. federal taxes:
Current	$721	$485	$1,093
Deferred	190	1,652	549
Non-U.S. taxes:
Current	3,972	3,187	4,620
Deferred	(13,502)	(1,669)	(404)
State taxes, net of federal benefit:
Current	(6)	(6)	79
Total provision (benefit) for income taxes	$(8,625)	$3,649	$5,937
The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in percentage):

	Year Ended June 30,
	2025	2024	2023
United States statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(0.3)	(3.7)	0.2
Foreign taxes, net	(38.9)	(186.9)	13.5
Outside basis difference on equity method investment	45.1	27.4	(1)
Tax credits	7.7	86.2	(13.3)
Non-deductible expenses	(1.0)	(6.9)	1.5
Tax exempt income	—	2.8	(1.5)
Withholding taxes	—	—	9.0
Non-deductible executive compensation	(6.0)	(78.6)	7.3
Foreign derived intangible income deduction	2.0	0.0	(7.2)
Other	1.4	0.6	0.6
	31.0%	(138.1)%	30.1%

As shown in the above effective tax rate analysis, the Company’s effective tax rate was 31.0%, (138.1)%, and 30.1% for fiscal year 2025, 2024 and 2023, respectively. The primary reason for the large percentage differences in the overall effective tax rate reconciliation between the fiscal 2024 year and fiscal 2025 year as well as between the fiscal 2024 year and fiscal 2023 year is mainly due to the smaller amount of pretax book loss of $2.6 million as the denominator in the calculation of effective tax rate reconciliation in fiscal 2024, as compared to the larger amount of pretax book loss of $27.8 million in fiscal 2025 as the denominator as well as the pretax book income of $19.7 million in fiscal 2023 as the denominator in calculating the effective tax rates for these two years.

When comparing the effective tax rate impact on the differences in pretax book loss between fiscal 2025 versus fiscal 2024, the net value of the fiscal 2025 loss is approximately 10.5 times higher than the pretax book loss in fiscal 2024. Therefore, the percentage impact on the effective tax rate in fiscal 2025 is approximately 10.5 times higher than in fiscal 2024, simply due to the large variance in pretax book loss between the two years. The impact of the pretax book loss denominator effect also fully explains the differences in the effective tax rate differences between the fiscal 2025 and 2024 years for tax credits and non-deductible executive compensation expense. The differences between “Foreign Taxes, net” is a result of changes in the mix of earnings in various geographic jurisdictions between fiscal 2025 and fiscal 2024. The differences concerning “Outside Basis Differences on Equity Method Investment” between the two years is a result of the larger amount of equity method loss in fiscal 2025 in comparison with that of fiscal 2024.
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2025	2024
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,327	$2,188
Net operating loss carryforwards	—	—
Depreciation	7,210	6,286
Tax credits	16,957	16,161
Operating lease liabilities	3,953	4,574
Capitalized R&D costs	1,302	1,398
Accruals and reserves	434	445
Total deferred tax assets	32,183	31,052
Valuation allowance	(8,751)	(7,266)
Total deferred tax assets, net of valuation allowance	23,432	23,786
Deferred tax liabilities:
Depreciation and amortization	(18,538)	(19,062)
Right of use assets	(3,724)	(4,328)
Investments	(13,763)	(26,263)
Total deferred tax liabilities	(36,025)	(49,653)
Net deferred tax liabilities	$(12,593)	$(25,867)
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2025	2024
	(in thousands)
Deferred tax assets	$599	$549
Deferred tax liabilities	(13,192)	(26,416)
Net deferred tax liabilities	$(12,593)	$(25,867)

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $8.8 million and $7.3 million as of June 30, 2025 and 2024, respectively. The change in valuation allowance for June 30, 2025 and 2024 was an increase of $1.5 million and an increase of $0.6 million, respectively.

At June 30, 2025 and 2024, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $8.8 million and $7.3 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book and tax differences and net operating loss carryforward.

At June 30, 2025, the Company had federal research and development tax credit carryforwards of approximately $8.1 million. The federal tax credits begin to expire in 2042, if not utilized.  At June 30, 2025, the Company had state tax credit carryforwards of approximately $11.1 million, of which $9.9 million carryforward indefinitely, $0.9 million have a 10 to 15 year life (beginning to expire in 2033) and $0.3 million with a 20 year life, (beginning to expire in 2038).

The Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely, except for Alpha and Omega Semiconductor (Cayman) Ltd. and AOS International LP. As of June 30, 2025, Alpha and Omega Semiconductor (Cayman) and AOS International LP have a cumulative loss. As of June 30, 2025, the cumulative amount of undistributed earnings of its foreign entities considered permanently reinvested is $433.5 million. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period. The determination of the unrecognized deferred tax liability on these earnings is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. As of June 30, 2025, the Company has recorded a deferred tax liability of $13.8 million for the basis difference related to our investment in the JV Company.
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2022 to June 30, 2025 is as follows:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$10,088	$9,335	$8,609
Additions based on tax positions related to the current year	826	764	804
Reductions based on tax positions related to prior years	(5)	(11)	(68)
Reductions due to lapse of applicable statute of limitations	(167)	—	(10)

Balance at end of year	$10,742	$10,088	$9,335
At June 30, 2025, the total unrecognized tax benefits of $10.7 million included $7.3 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $3.4 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2025. The Company cannot reasonably estimate the timing and amount of potential cash settlements on the unrecognized tax benefits.

The total unrecognized tax benefits of $10.7 million at June 30, 2025 included $7.4 million that, if recognized, would reduce the effective income tax rate in future periods. It is reasonably possible that the Company will recognize approximately $0.2 million reduction to its uncertain tax positions during the next twelve months due to a lapse in the applicable statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2025 was $0.8 million, of which $0.2 million was recognized in the year ended June 30, 2025. The amount of interest and penalties accrued at June 30, 2024 was $0.5 million, of which $0.2 million was recognized in the year ended June 30, 2024.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities due to tax attribute carryovers. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

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

One Big Beautiful Bill Act, Enacted July 4, 2025

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. The key provisions include allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, reinstatement of 100% bonus depreciation for qualified assets placed in service in the United States after January 19, 2025 as well as changes to the calculation of taxable income resulting from the foreign derived intangible income deduction. ASC 740 Income Taxes requires the effects of changes in tax rates and laws to be recognized in the period in which the relevant legislation is enacted. The OBBB was enacted after the June 30, 2025 year end. As of June 30, 2025, we are continuing to assess the potential impact of the OBBB.

13. Segment and Geographic Information

The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company’s Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Chief Executive Officer assesses performance of the Company, monitors budget versus actual results and determines how to allocated resources based on the consolidated net income or loss as reported on the Company’s Consolidated Statement of Operations. There are no other expense categories regularly provided to the Chief Executive Officer that are not already included in the Consolidated Statements of Operations. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.
The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company’s distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Hong Kong	$617,574	$524,788	$561,855
China	58,514	95,417	84,546
South Korea	1,691	9,956	9,168
United States	4,093	4,938	19,744
Other countries	14,290	22,175	16,008
	$696,162	$657,274	$691,321

The following is a summary of revenue by product type:

	Year Ended June 30,
	2025	2024	2023
	(in thousands)
Power discrete	$449,507	$426,146	$458,795
Power IC	229,926	205,778	218,620
Packaging and testing services and other	2,888	4,119	3,979
License and development services	13,841	21,231	9,927
	$696,162	$657,274	$691,321
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2025	2024
	(in thousands)
China	$99,389	$106,666
United States	230,518	249,791
Other countries	5,478	5,212
	$335,385	$361,669

14. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's subsidiaries in China are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2025 and 2024, such restricted portion amounted to approximately $93.9 million and $93.5 million, or 11.4% and 10.5%, of our total consolidated net assets attributable to the Company, respectively. As the Company's subsidiaries in China are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its subsidiaries in China for working capital and other funding purposes.

15. Commitments and Contingencies
Purchase commitments
As of June 30, 2025 and 2024, the Company had approximately $85.9 million and $100.8 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2025 and 2024, the Company had approximately $14.1 million, and $6.9 million, respectively, of commitments for the purchase of property and equipment.
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

As previously disclosed, the Company cooperated with the Department of Commerce (“DOC”) in connection with its administrative investigation regarding certain transactions by the Company. On July 2, 2025, the Company announced that it reached a settlement agreement with DOC to close its investigation, pursuant to which the Company agreed to make a one-time payment of $4.25 million, which was recorded in the accrued liability in the consolidated balance sheet as of June 30, 2025. The resolution does not impact the Company’s ongoing business operations.

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2025 and 2024.

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
16. Subsequent Event

In July 2025, the Company entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company. Pursuant to the equity transfer agreement, the investor agreed to pay the Company an aggregate cash consideration of $150 million for such equity interest, which will be paid in four installments, subject to satisfaction of certain conditions.

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Valuation Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2022	$30	$18,731	$5,755
Additions	—	165,543	931
Reductions	—	(144,298)	—

June 30, 2023	$30	$39,976	$6,686
Additions	—	204,153	580
Reductions	—	(202,440)	—

June 30, 2024	$30	$41,689	$7,266
Additions	—	204,555	1,485
Reductions	—	(205,442)	—

June 30, 2025	$30	$40,802	$8,751

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 on to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2023)
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

10.11
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Promate Electronic Co., Ltd (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.12
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

10.15 (+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2017)
10.16
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.17
Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan (as amended and restated effective as of November 9, 2023) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on September 25, 2023)

10.18
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.19
Alpha & Omega Semiconductor Limited 2018 Employee Purchase Plan (as amended and restated effective as of November 7, 2024) (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A (File No. 001-34717) filed with the Commission on September 25, 2024)

10.20(+)
2021 Officer Form Retention Agreement for Executive Officers of Alpha and Omega Semiconductor Limited (incorporated by reference to Exhibit 10.45 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)

10.21(+)	Second Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.47 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.22(+)	Third Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.48 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.23	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 5, 2021)
10.24
Fourth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.25
Fifth Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 10, 2022)

10.26	Executive Chairman Employment Agreement (Mike Chang) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)
10.27
Chief Executive Officer Employment Agreement (Stephen Chang) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)

10.28	Market Performance Restricted Share Unit Agreement, (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2024)
10.29
The Fourth Supplement to Non-Exclusive Distributor Agreement dated as of January 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation, (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.30
Fifth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.31
Fourth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.32	Calendar Year 2025 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q (File No. 001-34717) filed with the Commission on May 8, 2025
16.1
Letter from Baker Tilly USA, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K (File No. 001-34717) filed with the Commission on November 25, 2024)

19.1
Statement of Company Policy Regarding Insider Trading amended and restated on May 11, 2023 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2024).

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
23.2*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
97	Compensation of Recoupment Policy dated October 2, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2024)
99.1*	Chongqing Alpha and Omega Semiconductor Limited Report of Independent Auditor

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 28, 2025

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

Signature	Title	Date
/s/ STEPHEN C. CHANG	Chief Executive Officer and Director	August 28, 2025
Stephen C. Chang	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 28, 2025
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ MIKE F. CHANG	Chairman of the Board and Executive Vice President of Strategic Initiatives	August 28, 2025
Mike F. Chang, Ph.D.

/s/ LUCAS S. CHANG	Director	August 28, 2025
Lucas S. Chang

/s/ CLAUDIA CHEN	Director	August 28, 2025
Claudia Chen

/s/ SO-YEON JEONG	Director	August 28, 2025
So-Yeon Jeong

/s/ HANQING (HELEN) LI	Director	August 28, 2025
Hanqing (Helen) Li

/s/ KING OWYANG	Director	August 28, 2025
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 28, 2025
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 28, 2025
Michael J. Salameh