Form 10-Q
period 2025-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2025-11-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 31, 2025: 30,061,450

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$223,509	$153,079
Restricted cash	421	419
Accounts receivable, net	37,099	34,772
Receivable from sale of equity interest in the JV Company	56,410	—
Inventories	196,156	189,677
Other current assets	17,689	18,215
Total current assets	531,284	396,162
Property, plant and equipment, net	309,677	314,097
Operating lease right-of-use assets	24,212	21,288
Intangible assets, net	1,380	269
Equity method investment	140,825	279,122
Deferred income tax assets	7,981	599
Other long-term assets	22,190	22,766
Total assets	$1,037,549	$1,034,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,136	$60,044
Accrued liabilities	68,176	59,027
Payable related to equity investee, net	21,157	15,809
Income taxes payable	13,115	1,790
Short-term debt	2,925	11,852
Finance lease liabilities	1,026	1,007
Operating lease liabilities	5,782	4,978
Total current liabilities	161,317	154,507
Long-term debt	2,879	14,872
Income taxes payable - long-term	4,276	4,201
Deferred income tax liabilities	12,309	13,192
Finance lease liabilities - long-term	1,011	1,274
Operating lease liabilities - long-term	19,149	16,925
Other long-term liabilities	2,504	7,000
Total liabilities	203,445	211,971
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2025 and June 30, 2025	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 37,171 shares and 30,053 shares, respectively at September 30, 2025 and 37,127 shares and 30,009 shares, respectively at June 30, 2025	74	74
Treasury shares at cost: 7,118 shares at September 30, 2025 and 7,118 shares at June 30, 2025	(79,058)	(79,058)
Additional paid-in capital	386,470	379,779
Accumulated other comprehensive loss	(5,187)	(12,390)
Retained earnings	531,805	533,927
Total shareholders' equity	834,104	822,332
Total liabilities and shareholders' equity	$1,037,549	$1,034,303

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2025	2024
Revenue	$182,501	$181,887
Cost of goods sold [1]	139,656	137,361
Gross profit	42,845	44,526
Operating expenses
Research and development	24,145	22,478
Selling, general and administrative	23,284	22,300
Total operating expenses	47,429	44,778
Operating loss	(4,584)	(252)

Other income (loss), net [1]	2,468	(650)
Interest income	892	1,265
Interest expenses	(360)	(812)
Net loss before income taxes and equity method investment income (loss)	(1,584)	(449)

Income tax expense	1,927	1,040
Net loss before equity method investment income (loss)	(3,511)	(1,489)
Equity method investment income (loss)	1,389	(1,007)
Net loss	$(2,122)	$(2,496)

Net loss per common share
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)

Weighted average number of common shares used to compute net loss per share
Basic	30,036	29,004
Diluted	30,036	29,004
(1) - Amounts include related party transactions. Refer to Note 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2025	2024
Net loss	$(2,122)	$(2,496)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $(476) and $103 tax in each of the three months ended September 30, 2025 and 2024, respectively	(789)	(159)
Cumulative translation adjustment release from sale of equity interest in the JV Company, net of tax $(1,209)	7,992	—
Comprehensive income (loss)	$5,081	$(2,655)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	73	—	—	—	91	—	—	91
Withholding tax on restricted stock units	(18)	—	—	—	(673)	—	—	(673)
Share-based compensation	—	—	—	—	6,902	—	—	6,902
Net loss	—	—	—	—	—	—	(2,496)	(2,496)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(159)	—	(159)
Balance, September 30, 2024	36,162	$72	(7,138)	$(79,213)	$359,429	$(13,578)	$628,562	$895,272

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	37,127	$74	(7,118)	$(79,058)	$379,779	$(12,390)	$533,927	$822,332
Release of restricted stock units	60	—	—	—	—	—	—	—
Withholding tax on restricted stock units	(16)	—	—	—	(441)	—	—	(441)
Share-based compensation	—	—	—	—	7,132	—	—	7,132
Net loss	—	—	—	—	—	—	(2,122)	(2,122)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	7,203	—	7,203
Balance, September 30, 2025	37,171	$74	(7,118)	$(79,058)	$386,470	$(5,187)	$531,805	$834,104

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,122)	$(2,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,341	14,562
Equity method investment (gain) loss	(1,389)	1,007
Share-based compensation expense	7,132	6,902
Deferred income taxes, net	(8,265)	(221)
Loss on disposal of property and equipment	—	15
Impairment of property and equipment	7	—
Impairment of privately-held investment	—	100
Changes in operating assets and liabilities
Accounts receivable	(2,327)	(12,045)
Inventories	(6,480)	10,782
Contract assets	—	(3,050)
Other current and long-term assets	840	137
Accounts payable	(9,182)	(1,519)
Net payable, equity investee	5,348	3,513
Income taxes payable	11,400	641
Deferred revenue	—	(2,591)
Accrued and other liabilities	884	(4,716)
Net cash provided by operating activities	10,187	11,021
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	92,100	—
Purchases of property and equipment	(9,767)	(6,918)
Purchase of intangible assets	(388)	—
Government grant related to equipment	—	180
Net cash provided by (used in) investing activities	81,945	(6,738)
Cash flows from financing activities
Withholding tax on restricted stock units	(441)	(673)
Proceeds from exercise of stock options	—	91
Repayments of borrowings	(20,948)	(2,897)
Principal payments on finance leases	(245)	(227)
Net cash used in financing activities	(21,634)	(3,706)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	105
Net increase in cash, cash equivalents and restricted cash	70,432	682
Cash, cash equivalents and restricted cash at beginning of period	153,498	175,540
Cash, cash equivalents and restricted cash at end of period	$223,930	$176,222

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$4,738	$2,507

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$223,509	$176,008
Restricted cash	421	214
Total cash, cash equivalents, and restricted cash	$223,930	$176,222
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For a complete discussion of the Company's accounting policies, refer to Part II, Item 8, Note 1 — Significant Accounting Policies in our 2025 Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or any other interim period. The consolidated balance sheet at June 30, 2025 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. To the extent there are material differences between these estimates and actual results, the Company's consolidated financial statements will be affected. On an ongoing basis, the Company evaluates the estimates, judgments and assumptions including those related to reserve of stock rotation returns, allowance for price adjustments, allowance for expected credit loss, inventory reserves, warranty accrual, income taxes, leases, share-based compensation, and recoverability of and useful lives for property, plant and equipment.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This will impact only the Company's disclosures for the annual reporting period ending June 30, 2026, with no impacts to its financial condition or results of operations.

Recently Issued Accounting Standards not yet adopted

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. The guidance will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

The Company has accounted for its investment in the JV Company using the equity method of accounting. For details of its equity method investment, please refer to Part II, Item 8, Note 2 — Equity Method Investment in Equity Investee in its 2025 Form 10-K.

On July 14, 2025, the Company entered into an equity transfer agreement to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. On August 29, 2025, the amended shareholders’ agreement for the JV Company was signed, which reduced the Company’s equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As a result, the Company received its first installment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025), and paid transaction costs related to this sale of approximately $2.4 million. In addition, the Company recorded a receivable of $56.4 million for the remaining installments, which is included in the receivable from sale of equity interest in the JV Company line on the Condensed Consolidated Balance Sheets. The remaining installments will be received subject to satisfaction of certain conditions, which require the Company's continuing involvement, including voting in shareholder meetings to complete the transaction in accordance with the equity transfer agreement, plus other administrative actions. As a result of the sales transaction, the Company evaluated the factors that indicate the ability to exercise its significant influence to the JV Company, including but not limited to representation on the board, material intra-entity transactions, and participation in policy making process. The Company concluded that it continues to have the ability to exercise significant influence over the operating and financial policies of the JV Company and accordingly accounts for the investment using the equity method of accounting.

The Company reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the three months ended September 30, 2025 and 2024, the Company recorded a $1.4 million gain, including the $1.1 million on the related sale of a portion of its interest in the equity method investment and $1.0 million loss of its equity share of the JV Company, respectively, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of September 30, 2025, the Company owned approximately 18.9% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of $0.1 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. The purchases by AOS for the three months ended September 30, 2025 and 2024 were $30.4 million and $28.3 million, respectively. Due to the right of offset of receivables and payables with the JV Company, as of September 30, 2025 and June 30, 2025, AOS recorded the net amount of $21.2 million and $15.8 million, respectively, as a payable related to equity investee, net, on the Condensed Consolidated Balance Sheet. During the three months ended September 30, 2025, the Company also recorded approximately $1.9 million other income for certain service the Company provided to the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended September 30,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss	$(2,122)	$(2,496)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	30,036	29,004
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	30,036	29,004
Net loss per common share:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)
The following potential dilutive securities were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Employee stock options and RSUs	2,420	2,583
ESPP	327	704
Total potential dilutive securities	2,747	3,287

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2025	2024
Customer A	21.8%	22.5%
Customer B	53.8%	51.5%

	September 30, 2025	June 30, 2025
Percentage of accounts receivable
Customer A	*	14.9%
Customer B	72.9%	52.3%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	September 30, 2025	June 30, 2025
	(in thousands)
Accounts receivable	$75,851	$75,604
Less: Allowance for price adjustments	(38,722)	(40,802)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$37,099	$34,772

Inventories:

	September 30, 2025	June 30, 2025
	(in thousands)
Raw materials	$80,522	$81,341
Work-in-process	96,373	91,591
Finished goods	19,261	16,745
	$196,156	$189,677

Other current assets:

	September 30, 2025	June 30, 2025
	(in thousands)
Value-added tax receivable	$454	$339
Other prepaid expenses	2,154	2,383
Prepaid insurance	3,992	3,669
Prepaid maintenance	1,904	1,990
Deposit with supplier	5,521	7,073
Prepaid income tax	826	336
Interest receivable	234	191
Short term deposit	971	534
Other receivables	1,633	1,700
	$17,689	$18,215

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2025	June 30, 2025
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	72,029	71,961
Manufacturing machinery and equipment	451,443	442,462
Equipment and tooling	38,551	37,918
Computer equipment and software	53,528	53,509
Office furniture and equipment	3,255	3,267
Leasehold improvements	43,857	43,901
	667,540	657,895
Less: accumulated depreciation and amortization	(384,135)	(371,836)
	283,405	286,059
Equipment and construction in progress	26,272	28,038
Property, plant and equipment, net	$309,677	$314,097

Intangible assets, net:

	September 30, 2025	June 30, 2025
	(in thousands)
Patents and technology rights	$18,037	$18,037
Software license	1,181	—
Trade name	268	268
Customer relationships	1,150	1,150
	20,636	19,455
Less: accumulated amortization	(19,525)	(19,455)
	1,111	—
Goodwill	269	269
Intangible assets, net	$1,380	$269

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2026 (Remaining)	$295
2027	406
2028	406
2029	4
$1,111

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	September 30, 2025	June 30, 2025
	(in thousands)
Prepayments for property and equipment	$1,844	$1,973
Customs deposit	824	814
Deposit with supplier	18,080	18,080
Office leases deposits	971	1,358
Other	471	541
	$22,190	$22,766
Accrued liabilities:

	September 30, 2025	June 30, 2025
	(in thousands)
Accrued compensation and benefits	$22,999	$17,766
Warranty accrual	2,082	2,118
Stock rotation accrual	5,659	6,184
Accrued professional fees	3,315	3,399
Accrued inventory	465	1,465
Accrued facilities related expenses	2,793	2,184
Accrued property, plant and equipment	2,839	2,704
Other accrued expenses	4,871	4,755
Customer deposits	19,625	17,030
ESPP payable	3,528	1,422
	$68,176	$59,027
Short-term customer deposits are payments received from customers for securing future product shipments. As of September 30, 2025, $7.0 million for such deposits were from Customer A, $2.0 million were from Customer B, and $10.6 million were from other customers. As of June 30, 2025, $7.0 million were from Customer A, $2.0 million were from Customer B, and $8.0 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Beginning balance	$2,118	$2,407
Additions	163	341
Released	—	(700)
Utilization	(199)	(200)
Ending balance	$2,082	$1,848

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Beginning balance	$6,184	$4,660
Additions	3,598	2,251
Utilization	(4,123)	(2,459)
Ending balance	$5,659	$4,452
Other long-term liabilities:

	September 30, 2025	June 30, 2025
	(in thousands)
Customer deposits	$2,000	$7,000
Other	504	—
Other long-term liabilities	$2,504	$7,000

Customer deposits are payments received from customers for securing future product shipments. As of September 30, 2025, $1.0 million for such deposits were from Customer A, and $1.0 million were from other customers. As of June 30, 2025, $5.0 million were from Customer A and $2.0 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated with no outstanding balance.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interests and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had the net book value of $11.7 million as of September 30, 2025. As of September 30, 2025, the outstanding balance of this debt financing was $5.8 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full. As of August 2025, this agreement was terminated with no outstanding balance.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2026 (Remaining)			$2,173
2027			3,095
2028			536
Total principal			$5,804

	Short-term Debt	Long-term Debt	Total
Principal amount	$2,925	$2,879	$5,804

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating leases:
Fixed rent expense	$1,629	$1,737
Variable rent expense	270	270
Finance lease:
Amortization of equipment	128	128
Interest	41	59
Short-term leases
Short-term lease expenses	46	32
Total lease expenses	$2,114	$2,226

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2025	June 30, 2025
Operating Leases:
Right-of-use assets associated with operating leases	$24,212	$21,288
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,812)	(1,684)
Property, plant and equipment, net	$3,321	$3,449

Weighted average remaining lease term (in years)
Operating leases	4.59	5.00
Finance lease	2.00	2.25

Weighted average discount rate
Operating leases	4.91%	4.88%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,557	$1,607
Operating cash flows from finance lease	$41	$59
Financing cash flows from finance lease	$245	$227

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$4,430	$832

Future minimum lease payments are as follows as of September 30, 2025 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2026	$5,186	$858
2027	6,660	1,144
2028	6,161	191
2029	4,519	—
2030	3,472	—
Thereafter	1,878	—
Total minimum lease payments	27,876	2,193
Less amount representing interest	(2,945)	(156)
Total lease liabilities	$24,931	$2,037

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’ TRSU activities for the three months ended September 30, 2025:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,491,926	$28.50	1.66	$38,282,821
Granted	92,084	$27.93
Vested	(59,873)	$33.09
Forfeited	(32,165)	$26.77
Nonvested at September 30, 2025	1,491,972	$28.31	1.52	$41,715,537

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units (“MSUs”) to certain personnel. The number of shares to be earned at the end of performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during the fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. The Company recorded $1.4 million and $0.8 million of expenses for the three months ended September 30, 2025 and 2024, respectively.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2019 to December 31, 2021 as well as the recipients remaining in continuous service with the Company through such period. The MSUs vest in four equal annual installments after the end of the performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. On August 31, 2020, the Compensation Committee of the Board approved a modification of the terms of MSU to (i) extend the performance period through December 31, 2022 and (ii) change the commencement date for the four-year time-based service period to January 1, 2023. The fair value of these MSUs was recalculated to reflect the change as of August 31, 2020 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. The Company recorded $0.1 million and $0.2 million of expenses for MSUs during the three months ended September 30, 2025 and 2024, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’ MSUs activities for the three months ended September 30, 2025:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,436,000	$32.32	2.89	$36,847,760
Forfeited	(43,000)	$48.44
Nonvested at September 30, 2025	1,393,000	$31.82	2.60	$38,948,280

Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.2 million and $0.9 million of expenses, using the accelerated attribution method, for these PRSUs during the three months ended September 30, 2025 and 2024, respectively.

The following table summarizes the Company’s PRSUs activities for the three months ended September 30, 2025:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	409,563	$27.71	1.85	$10,509,387
Nonvested at September 30, 2025	409,563	$27.71	1.59	$11,451,381
Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2025
Volatility rate	71.0%
Risk-free interest rate	4.1%
Expected term	1.3 years
Dividend yield	—%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Loss for the periods presented was as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Cost of goods sold	$1,065	$1,015
Research and development	1,859	1,935
Selling, general and administrative	4,208	3,952
	$7,132	$6,902

As of September 30, 2025, total unrecognized compensation cost under the Company’s share-based compensation plans was $45.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Income Taxes

The Company recognized income tax expense of approximately $1.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The income tax expense of $1.9 million for the three months ended September 30, 2025 included a $0.1 million discrete tax expense. The income tax expense of $1.0 million for the three months ended September 30, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2025 and 2024 was $1.9 million and $1.0 million, respectively, and the effective tax rate for the three months ended September 30, 2025 and 2024 was (952.4)% and (65.8)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year, including reporting $0.6 million of income tax expense related to the Company’s income from its investment in CQJV for the three months ended September 30, 2025 versus an $0.2 million tax benefit for the three months ended September 30, 2024. In addition, income tax payable increased by 10.4 million and deferred tax liability decreased by 10.5 million as a result of the sale of approximately 20.3% of the Company’s equity interest in the JV company for $150 million during the three month ended September 30, 2025.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2025, the gross amount of unrecognized tax benefits was approximately $10.8 million, of which $7.4 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company does not anticipate any material changes to its uncertain tax positions during the next twelve months.

One Big Beautiful Bill Act, Enacted July 4, 2025

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. The key provisions include allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, reinstatement of 100% bonus depreciation for qualified assets placed in service in the United States after January 19, 2025 as well as changes to the calculation of taxable income resulting from the foreign derived intangible income deduction. ASC 740 Income Taxes requires the effects of changes in tax rates and laws to be recognized in the period in which the relevant legislation is enacted. The Company has concluded that the impact of OBBB for the current quarter is immaterial.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment and Geographic Information

The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company’s Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Chief Executive Officer assesses performance of the Company, monitors budget versus actual results and determines how to allocate resources based on the consolidated net income or loss as reported on the Company’s Condensed Consolidated Statements of Income (Loss). There are no other expense categories regularly provided to the Chief Executive Officer that are not already included in the Condensed Consolidated Statements of Income (Loss). The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company’s distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Hong Kong	$178,411	$153,495
China	2,357	21,255
South Korea	479	290
United States	1,125	1,073
Other countries	129	5,774
	$182,501	$181,887

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Power discrete	$108,506	$122,454
Power IC	72,708	52,940
Packaging and testing services and other	1,287	852
License and development services	—	5,641
	$182,501	$181,887

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2025	June 30, 2025
	(in thousands)
China	$100,334	$99,389
United States	227,245	230,518
Other countries	5,426	5,478
	$333,005	$335,385

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company had approximately $77.8 million of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others, as well as $21.5 million of capital commitments for the purchase of property and equipment. Purchase commitments are generally restricted to a purchase forecast as mutually agreed between the parties. This purchase forecast can vary among different suppliers.
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

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2025 and June 30, 2025.
The Company has agreed to indemnify its directors and certain employees as permitted by law and pursuant to its By-laws, and has entered into indemnification agreements with its directors and executive officers. The Company has not recorded a liability associated with these indemnification arrangements, as it historically has not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that the Company maintains. However, such insurance may not cover any, or may cover only a portion of, the amounts the Company may be required to pay. In addition, the Company may not be able to maintain such insurance coverage at a reasonable cost, if at all, in the future.

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

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission on August 28, 2025.
Overview
We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,800 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2025, and over 100 and 60 new products in the fiscal years ended June 30, 2024 and 2023, respectively. During the three months ended September 30, 2025, we introduced 16 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 951 patents and 71 patent applications in the United States as of September 30, 2025. We also have a total of 1,067 foreign patents, which primarily were based on our research and development efforts through September 30, 2025. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

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

During the fiscal quarter ended September 30, 2025, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

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

From December 2021 to June 2025, we completed several transactions to sell additional equity interests of the JV Company to third-party investors, while the JV Company also issued additional equity interests to new investors that diluted our ownership interest. Accordingly, as of June 30, 2025, the percentage of outstanding JV equity interest beneficially owned by us was further reduced to 39.2%.

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As of August 29, 2025, all of the conditions for the first installment were satisfied, and we received our first installment payment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025), and recorded a receivable of $56.4 million for the remaining installments, which is included in the receivable from sale of equity interest in the JV Company line on the Condensed Consolidated Balance Sheets. We expect to receive the remaining installment payments and close the transaction prior to the end of calendar year 2025. We believe this sale provides additional and significant capital for us to continue investment in technology, R&D projects and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

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

Manufacturing costs and capacity availability: Our gross margin is affected by a number of factors including our manufacturing costs, utilization of our manufacturing facilities, the product mixes of our sales, pricing of wafers from third party foundries and pricing of semiconductor raw materials. Capacity utilization affects our gross margin because we have certain fixed costs at our Shanghai facilities and our Oregon Fab. If we are unable to utilize our manufacturing facilities at a desired level, our gross margin may be adversely affected. In addition, from time to time, we may experience wafer capacity constraints, particularly at third party foundries, that may prevent us from meeting fully the demand of our customers. While we can mitigate these constraints by increasing and re-allocating capacity at our own fab, we may not be able to do so quickly or at sufficient level, which could adversely affect our financial conditions and results of operations. We also rely on third parties to provide foundry capacity to manufacture our products, including the JV Company, therefore it is important that we maintain continuous access to such capacity, which may not be available at sufficient level or at pricing terms favorable. If these third-party foundries, take actions or make decisions that prevent us from accessing required capacity, our operations may be adversely affected.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We use the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement, therefore we no longer have any obligations under the license agreement. During the three months ended September 30, 2025 and 2024, we recorded $0 and $5.6 million of license and development revenue, respectively. We also entered into an accompanying supply agreement to provide limited wafer supply to the customer.
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

Income tax expense

We are subject to income taxes in various jurisdictions. Our interim period tax provision for (or benefit from) income taxes is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our quarterly tax provision and estimate of its annual effective tax rate are subject to variation due to several factors, including variability in forecasting its pre-tax income or loss and the mix of jurisdictions to which they relate, and changes in how we do business.

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

Bermuda Corporate Income Tax for Tax Years Beginning in 2025

We are subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The parent company is incorporated under the laws of Bermuda and is subject to Bermuda law with respect to taxation. Under current Bermuda law, we are not subject to any income or capital gains taxes in Bermuda. As we have previously disclosed, the Government of Bermuda announced in December 2023 that it enacted the Corporate Income Tax Act 2023, potentially imposing a 15% corporate income tax (CIT) on Bermuda companies that are within the scope of the CIT, that will be effective for tax years beginning on or after January 1, 2025. In particular, the CIT applies to multinational companies with annual revenue of 750 million euros or more in the consolidated financial statements of the ultimate parent entity for at least two of the four fiscal years immediately preceding the fiscal year when the CIT may apply.

We did not generate more than 750 million euro revenue in any of the four fiscal years before the tax year starting July 1, 2025. We continue to monitor and assess if and when it may be within the scope of the CIT. If we become subject to the Bermuda CIT, we may be subject to additional income taxes, which may adversely affect our financial position, results of operations and our overall business.

One Big Beautiful Bill Act, Enacted July 4, 2025

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. The key provisions include allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, reinstatement of 100% bonus depreciation for qualified assets placed in service in the United States after January 19, 2025 as well as changes to the calculation of taxable income resulting from the foreign derived intangible income deduction. ASC 740 Income Taxes requires the effects of changes in tax rates and laws to be recognized in the period in which the relevant legislation is enacted. We have concluded that the impact of OBBB for the current quarter is immaterial.

Equity method investment gain (loss)

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

We record our interest in the net earnings of the equity method investee, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, within earnings or loss from equity interests in the Consolidated Statements of Operations. Profits or losses related to intra-entity sales with the equity method investee are eliminated until realized by the investor or investee. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. Equity method goodwill is not amortized. Instead the total equity method investment balance, including equity method goodwill, is tested for impairment. In the fourth quarter of fiscal year 2025, the impairment loss of $76.8 million was recorded within equity method investment loss in the consolidated statement of operations.
Results of Operations
The following tables set forth statements of income (loss), also expressed as a percentage of revenue, for the three months ended September 30, 2025 and 2024. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2025	2024	2025		2024
	(in thousands)		(% of revenue)
Revenue	$182,501	$181,887	100.0%		100.0%
Cost of goods sold	139,656	137,361	76.5%		75.5%
Gross profit	42,845	44,526	23.5%		24.5%
Operating expenses
Research and development	24,145	22,478	13.2%		12.4%
Selling, general and administrative	23,284	22,300	12.8%		12.3%
Total operating expenses	47,429	44,778	26.0%		24.7%
Operating loss	(4,584)	(252)	(2.5)%		(0.2)%

Other income (loss), net	2,468	(650)	1.3%		(0.4)%
Interest income	892	1,265	0.5%		0.6%
Interest expenses	(360)	(812)	(0.2)%		(0.4)%
Net loss before income taxes and equity method investment income (loss)	(1,584)	(449)	(0.9)%	-0.009	(0.4)%
Income tax expense	1,927	1,040	1.1%		0.6%
Net loss before equity method investment income (loss)	(3,511)	(1,489)	(2.0)%		(1.0)%
Equity method investment income (loss)	1,389	(1,007)	0.8%		(0.6)%
Net loss	$(2,122)	$(2,496)	(1.2)%		(1.6)%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(% of revenue)
Cost of goods sold	$1,065	$1,015	0.6%	0.6%
Research and development	1,859	1,935	1.0%	1.1%
Selling, general and administrative	4,208	3,952	2.3%	2.2%
Total	$7,132	$6,902	3.9%	3.9%

Three Months Ended September 30, 2025 and 2024
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$108,506	$122,454	$(13,948)	(11.4)%
Power IC	72,708	52,940	19,768	37.3%
Packaging and testing services and other	1,287	852	435	51.1%
License and development services	—	5,641	(5,641)	(100.0)%
	$182,501	$181,887	$614	0.3%
The following is a summary of revenue by end market:

	Three Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(% of revenue)
Computing	$97,131	$76,411	53.2%	42.0%
Consumer	23,514	31,696	12.9%	17.4%
Communication	32,667	35,426	17.9%	19.5%
Power Supply and Industrial	27,902	31,861	15.3%	17.5%
Packaging and testing services and other	1,287	852	0.7%	0.5%
License and development services	—	5,641	—%	3.1%
	$182,501	$181,887	100.0%	100.0%

Total revenue was $182.5 million for the three months ended September 30, 2025, an increase of $0.6 million, or 0.3% as compared to $181.9 million for the same quarter last year. The increase was primarily due to an increase of $19.8 million in sales of power IC products and an increase of $0.4 million in packaging and testing services and other, partially offset by a decrease of $13.9 million in sales of power discrete products, as well as a decrease of $5.6 million in license and development services. The net increase in power discrete products and power IC products sales was primarily due to a 0.4% increase in unit shipment and a 2.9% increase in average selling price as compared to same quarter last year due to a shift in product mix. The net increase in revenues was primarily driven by a significant increase in the computing markets, particularly in graphics cards , note books and mother board products, partially offset by a decrease in consumer markets, particularly in home appliances and gaming products, and a decrease in power supply and industrial markets, particular in power tools products and quick chargers products, as well as a decrease in communication market, particularly in battery products. The increase in revenue of packaging and testing services for the three months ended September 30, 2025, as compared to same quarter last year, was primarily due to increased demand. The decrease in license and development services for the three months ended September 30, 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$139,656	$137,361	$2,295	1.7%
Percentage of revenue	76.5%	75.5%
Gross profit	$42,845	$44,526	$(1,681)	(3.8)%
Percentage of revenue	23.5%	24.5%

Cost of goods sold was $139.7 million for the three months ended September 30, 2025, an increase of $2.3 million or 1.7%, as compared to $137.4 million for the same quarter last year. The increase was primarily due to 0.3% increase in sales. Gross margin decreased by 1.0 percentage points to 23.5% for the three months ended September 30, 2025, as compared to 24.5% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs during the three months ended September 30, 2025.
Research and development expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$24,145	$22,478	$1,667	7.4%
Research and development expenses were $24.1 million for the three months ended September 30, 2025, an increase of $1.7 million, or 7.4%, as compared to $22.5 million for the same quarter last year. The increase was primarily attributable to a $1.6 million increase in employee compensation and benefit expense mainly due to increased headcount, merit salary increases, and higher bonus expense.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$23,284	$22,300	$984	4.4%

Selling, general and administrative expenses were $23.3 million for the three months ended September 30, 2025, an increase of $1.0 million, or 4.4%, as compared to $22.3 million for the same quarter last year. The increase was primarily due to a $0.9 million increase in employee compensation and benefits expenses primarily due to merit salary increases and higher bonus expense, a $0.2 million increase in share-based compensation expense as a result of more grants of awards, and a $0.2 million increase in audit fees, partially offset by $0.2 million decrease in design-win commission.

Other income (loss), net

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$2,468	$(650)	$3,118	(479.7)%

Other income (loss), net increased in the three months ended September 30, 2025, as compared to the same periods last year primarily due to an increase in foreign currency exchange gain as a result of the depreciation of RMB against USD, as well as $1.9 million of certain services were provided by the Company to the JV Company.
Interest income

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income	$892	$1,265	$(373)	(29.5)%
Interest income decreased in the three months ended September 30, 2025, as compared to the same periods last year primarily due to lower interest rates in the current periods.
Interest expense

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(360)	$(812)	$452	(55.7)%
Interest expense decreased in the three months ended September 30, 2025 as compared to the same periods last year primarily due to less outstanding loan balance in the current periods.
Equity method investment loss

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Equity method investment income (loss)	$1,389	$(1,007)	$2,396	(237.9)%
Equity method investment income increased in the three months ended September 30, 2025, as compared to the same period last year as a result of the gain from the sales of 20.3% outstanding equity interest in the JV Company in August 2025, as well as an income recorded from the equity method investment during the three months ended September 30, 2025, compared to the equity method investment loss in the same periods last year.
Income tax expense

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,927	$1,040	$887	85.3%

We recognized income tax expense of approximately $1.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The income tax expense of $1.9 million for the three months ended September 30, 2025 included a $0.1 million discrete tax expense. The income tax expense of $1.0 million for the three months ended September 30, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2025 and 2024 was $1.9 million and $1.0 million, respectively, and the effective tax rate for the three months ended September 30, 2025 and 2024 was (952.4)% and (65.8%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year, including reporting $0.6 million of income tax expense related to the Company’s income from its investment in CQJV for the three months ended September 30, 2025 versus an $0.2 million tax benefit for the three months ended September 30, 2024.

We file our income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

Our income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2025, the gross amount of unrecognized tax benefits was approximately $10.8 million, of which $7.4 million, if recognized, would reduce the effective income tax rate in future periods. If our estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We do not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interests and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had the net book value of $11.7 million as of September 30, 2025. As of September 30, 2025, the outstanding balance of this debt financing was $5.8 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading our fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by us. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that we are required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, we paid the outstanding balance in full. As of August 2025, this agreement was terminated with no outstanding balance.

On August 9, 2019, one of our wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. We are the guarantor for this agreement. We are accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with

HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated with no outstanding balance.

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
Cash, cash equivalents and restricted cash
As of September 30, 2025 and June 30, 2025, we had $223.9 million and $153.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $223.9 million and $153.5 million cash, cash equivalents and restricted cash, $166.9 million and $40.7 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$10,187	$11,021
Net cash provided by (used in) investing activities	81,945	(6,738)
Net cash used in financing activities	(21,634)	(3,706)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	105
Net increase in cash, cash equivalents and restricted cash	$70,432	$682

Cash flows from operating activities
For the three months ended September 30, 2025, the $0.8 million decrease in cash provided by operating activities compared to the same period last year was primarily due to a decrease of net loss of $0.4 million, a decrease of non-cash expenses of $10.5 million, which includes an increase of $8.0 million in deferred income tax, net and an increase of $2.4 million in equity method investment gain due to the 20.3% equity method investment sales and income recorded from the equity method investment in current period, compared to a loss recorded from the equity method investment in the same period last year, an increase of $17.3 million in inventory purchase, and a decrease of accounts payable of $7.7 million primarily due to timing of payment. These sources of cash were offset by an increase of $10.8 million in income tax payable primarily due to the sale of the 20.3% interest in the equity method investment, a decrease of $9.7 million in accounts receivable, an increase of $5.6 million in accrued and other liabilities, a decrease of $3.1 million in contract assets, an increase of $2.6 million in deferred revenue and an increase of $1.8 million in net payable, equity investee.
Cash flows from investing activities
For the three months ended September 30, 2025, the $88.7 million increase in cash provided by investing activities compared to the same period last year was primarily due to $92.1 million of proceeds from sale of equity interest in the JV Company, net with transaction costs, partially offset by $2.8 million of more purchases of property and equipment in the three months ended September 30, 2025 compared to the same period last year.
Cash flows from financing activities
For the three months ended September 30, 2025, the $18.0 million increase in cash used in financing activities compared to the same period last year was primarily due to repayment of loan borrowings.

Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on August 28, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the SEC on August 28, 2025, contains risk factors identified by the Company. Except as set forth below, there have been no material changes to those risk factors.

Our recent sale of equity interest in the JV Company is subject to certain closing conditions, and if the conditions are not met, we may not receive a portion or the cash proceeds for the sale, and we may be required to unwind the transaction, which will adversely affect our financial results and reputation.

On July 14, 2025, we entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. Such conditions include, among other things, shareholder approval by the JV Company and certain registrations, approvals by government authorities and closing of additional investment by the strategic investor in the JV Company’s equity, which are outside of our control. For a more detailed description of the installment payments and related conditions, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. On August 29, 2025, we received the first installment payment of RMB 676 million (approximately $94.5 million based on the exchange rate on August 29, 2025) and recorded a receivable of $56.4 million for the remaining three installments. We cannot be certain that the conditions for the remaining installments will be satisfied on a timely basis, including those conditions that are outside of our control. If these conditions are not met by the deadlines as set forth in the equity transfer agreement, we may not be able to receive a portion or the cash proceeds from the sale, which may adversely affect our ability to continue investment in technology, R&D projects and acquisition of assets complimentary to our business operations. Furthermore, failure to meet these conditions may require the parties to terminate and unwind the transaction, which will adversely affect our reputation, business operations and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers and directors during the three months ended September 30, 2025. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date (1)	Aggregate number of common shares to be sold pursuant to 10b5-1 trading agreements
Bing Xue	Executive Vice President Worldwide Sales and Business Development	August 14, 2025	July 23, 2026	12,002	(2)
Yifan Liang	Chief Financial Officer	August 21, 2025	May 22, 2026	35,142
Stephen Chang	Chief Executive Officer	September 08, 2025	June 30, 2026	20,478

1. Each plan will expire on the earlier of the end date and the completion of all transactions under the trading agreements.

2. Excludes (i) approximately 3,690 common shares to be issued upon the vesting of Restricted Share Unit awards (RSU) and (ii) approximately 3,690 common shares to be issued upon the vesting of Performance Share Unit awards (PSU), assuming the achievement of applicable corporate performance goals in the future; in each case of (i) and (ii), taking into account shares to be withheld to satisfy estimated tax withholding obligations based on an assumed closing price of our common shares at such vesting dates.

ITEM 6. EXHIBITS

10.1**	Equity Transfer Agreement, dated July 14, 2025, by and among Alpha and Omega Semiconductor Limited, Alpha and Omega Semiconductor (Shanghai) Ltd., and a strategic investor
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2025

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)