Form 10-Q
period 2025-12-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2026-02-05
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of January 31, 2026: 29,760,825

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Second Quarter Ended December 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$196,340	$153,079
Restricted cash	425	419
Accounts receivable, net	29,017	34,772
Receivable from sale of equity interest in the JV Company	46,118	—
Inventories	200,102	189,677
Other current assets	10,372	18,215
Total current assets	482,374	396,162
Property, plant and equipment, net	310,961	314,097
Operating lease right-of-use assets	23,661	21,288
Intangible assets, net	1,288	269
Equity method investment	141,439	279,122
Deferred income tax assets	8,172	599
Other long-term assets	34,398	22,766
Total assets	$1,002,293	$1,034,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,137	$60,044
Accrued liabilities	57,825	59,027
Payable related to equity investee, net	16,920	15,809
Income taxes payable	4,370	1,790
Short-term debt	2,980	11,852
Deferred revenue	2,047	—
Finance lease liabilities	1,046	1,007
Operating lease liabilities	5,916	4,978
Total current liabilities	140,241	154,507
Long-term debt	2,113	14,872
Income taxes payable - long-term	4,351	4,201
Deferred income tax liabilities	12,423	13,192
Finance lease liabilities - long-term	742	1,274
Operating lease liabilities - long-term	18,461	16,925
Other long-term liabilities	5,194	7,000
Total liabilities	183,525	211,971
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at December 31, 2025 and June 30, 2025	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 37,426 shares and 29,582 shares, respectively at December 31, 2025 and 37,127 shares and 30,009 shares, respectively at June 30, 2025	75	74
Treasury shares at cost: 7,844 shares at December 31, 2025 and 7,118 shares at June 30, 2025	(93,138)	(79,058)
Additional paid-in capital	398,072	379,779
Accumulated other comprehensive loss	(4,737)	(12,390)
Retained earnings	518,496	533,927
Total shareholders' equity	818,768	822,332
Total liabilities and shareholders' equity	$1,002,293	$1,034,303

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited, in thousands except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue	$162,263	$173,156	$344,764	$355,043
Cost of goods sold [1]	127,439	133,145	267,095	270,506
Gross profit	34,824	40,011	77,669	84,537
Operating expenses
Research and development	25,205	23,968	49,350	46,446
Selling, general and administrative	23,184	21,951	46,468	44,251
Total operating expenses	48,389	45,919	95,818	90,697
Operating loss	(13,565)	(5,908)	(18,149)	(6,160)

Other income, net [1]	894	663	3,362	13
Interest income	1,124	1,135	2,016	2,400
Interest expenses	(154)	(701)	(514)	(1,513)
Net loss before income taxes and equity method investment income (loss)	(11,701)	(4,811)	(13,285)	(5,260)

Income tax expense	1,490	1,242	3,417	2,282
Net loss before equity method investment income (loss)	(13,191)	(6,053)	(16,702)	(7,542)
Equity method investment income (loss)	(102)	(561)	1,287	(1,568)
Net loss	$(13,293)	$(6,614)	$(15,415)	$(9,110)

Net loss per common share
Basic	$(0.45)	$(0.23)	$(0.52)	$(0.31)
Diluted	$(0.45)	$(0.23)	$(0.52)	$(0.31)

Weighted average number of common shares used to compute net loss per share
Basic	29,816	29,163	29,926	29,083
Diluted	29,816	29,163	29,926	29,083
(1) Amounts include related party transactions. Refer to Note 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(13,293)	$(6,614)	$(15,415)	$(9,110)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $(75) and $(628) tax in each of the three months ended December 31, 2025 and 2024, respectively, and $(551) and $(525) in each of the six months ended December 31, 2025 and 2024, respectively	450	2,856	(339)	2,697
Cumulative translation adjustment release from sale of equity interest in the JV Company in the three and six month ended December 31, 2025, net of tax nil and $(1,209), respectively	—	—	7,992	—
Comprehensive loss	$(12,843)	$(3,758)	$(7,762)	$(6,413)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income ( Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2024	36,162	$72	(7,138)	$(79,213)	$359,429	$(13,578)	$628,562	$895,272
Exercise of common stock options and release of restricted stock units	36	—	—	—	—	—	—	—
Reissuance of treasury stock upon release of RSUs	—	—	3	21	—	—	(21)	—
Withholding tax on restricted stock units	(8)	—	—	—	(305)	—	—	(305)
Issuance of shares under ESPP	177	1		—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	7,950	—	—	7,950
Net loss	—	—	—	—	—	—	(6,614)	(6,614)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,856	—	2,856
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	109	—	—	—	91	—	—	91
Reissuance of treasury stock upon release of RSUs	—	—	3	21	—	—	(21)	—
Withholding tax on restricted stock units	(26)	—	—	—	(978)	—	—	(978)
Issuance of shares under ESPP	177	1	—	—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	14,852	—	—	14,852
Net loss	—	—	—	—	—	—	(9,110)	(9,110)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,697	—	2,697
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, September 30, 2025	37,171	$74	(7,118)	$(79,058)	$386,470	$(5,187)	$531,805	$834,104
Release of restricted stock units	37	—	—	—	—	—	—	—
Reissuance of treasury stock upon release of RSUs	—	—	2	16	—	—	(16)	—
Withholding tax on restricted stock units	(11)	—	—	—	(260)	—	—	(260)
Issuance of shares under ESPP	229	1	—	—	3,589	—	—	3,590
Repurchase of common shares under shares repurchase program	—	—	(728)	(14,096)	—	—	—	(14,096)
Share-based compensation	—	—	—	—	8,273	—	—	8,273
Net loss	—	—	—	—	—	—	(13,293)	(13,293)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	450	—	450
Balance, December 31, 2025	37,426	$75	(7,844)	$(93,138)	$398,072	$(4,737)	$518,496	$818,768

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	37,127	$74	(7,118)	$(79,058)	$379,779	$(12,390)	$533,927	$822,332
Release of restricted stock units	97	—	—	—	—	—	—	—
Reissuance of treasury stock upon release of RSUs	—	—	2	16	—	—	(16)	—
Withholding tax on restricted stock units	(27)	—	—	—	(701)	—	—	(701)
Issuance of shares under ESPP	229	1	—	—	3,589	—	—	3,590
Repurchase of common shares under shares repurchase program	—	—	(728)	(14,096)	—	—	—	(14,096)
Share-based compensation	—	—	—	—	15,405	—	—	15,405
Net loss	—	—	—	—	—	—	(15,415)	(15,415)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	7,653	—	7,653
Balance, December 31, 2025	37,426	$75	(7,844)	$(93,138)	$398,072	$(4,737)	$518,496	$818,768

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,415)	$(9,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,472	28,690
Equity method investment (gain) loss	(1,287)	1,568
Share-based compensation expense	15,405	14,852
Deferred income taxes, net	(8,342)	346
Other	76	167
Changes in operating assets and liabilities
Accounts receivable	5,755	(7,333)
Inventories	(10,425)	12,017
Contract assets	—	(8,451)
Other current and long-term assets	2,141	2,500
Accounts payable	(10,438)	(1,896)
Net payable, equity investee	1,111	4,455
Income taxes payable	2,730	277
Deferred revenue	2,047	(2,591)
Accrued and other liabilities	(9,768)	(10,365)
Net cash provided by operating activities	2,062	25,126
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	103,239	—
Purchases of property and equipment	(24,730)	(14,420)
Purchase of intangible assets	(462)	—
Proceeds from sale of property and equipment	1	—
Government grant related to equipment	—	320
Loan receivable from supplier	(3,536)	—
Net cash provided by (used in) investing activities	74,512	(14,100)
Cash flows from financing activities
Withholding tax on restricted stock units	(701)	(978)
Proceeds from exercise of stock options and ESPP	3,590	3,512
Payment for repurchases of common shares	(13,952)	—
Repayments of borrowings	(21,659)	(5,807)
Principal payments on finance leases	(494)	(459)
Net cash used in financing activities	(33,216)	(3,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	(36)
Net increase in cash, cash equivalents and restricted cash	43,267	7,258
Cash, cash equivalents and restricted cash at beginning of period	153,498	175,540
Cash, cash equivalents and restricted cash at end of period	$196,765	$182,798

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$8,598	$3,738

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$196,340	$182,592
Restricted cash	425	206
Total cash, cash equivalents, and restricted cash	$196,765	$182,798
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For a complete discussion of the Company's accounting policies, refer to Part II, Item 8, Note 1 — Significant Accounting Policies in our 2025 Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or any other interim period. The consolidated balance sheet at June 30, 2025 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

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

In December 2025, the FASB issued ASU No. 2025-10, “Accounting for Government Grants Received by Business Entities”. This amendment provides guidance on the recognition, measurement, and presentation of government grants. This amendment will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

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

On July 14, 2025, the Company entered into an equity transfer agreement to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. On August 29, 2025, the amended shareholders’ agreement for the JV Company was signed, which reduced the Company’s equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As a result, the Company received its first installment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025), and paid transaction costs related to this sale of approximately $2.4 million. In addition, the Company received $11.1 million for the second installment payment during the three months ended December 31, 2025, and maintained a receivable balance of $46.1 million as of December 31, 2025, which is included in the receivable from sale of equity interest in the JV Company line on the Condensed Consolidated Balance Sheets. In January 2026, the Company also received $30.3 million for the third installment. The remaining installment will be received subject to satisfaction of certain conditions, which require the Company's continuing involvement, including voting in shareholder meetings to complete the transaction in accordance with the equity transfer agreement, plus other administrative actions. As a result of the sales transaction, the Company evaluated the factors that indicate the ability to exercise its significant influence to the JV Company, including but not limited to representation on the board, material intra-entity transactions, and participation in policy making process. The Company concluded that it continues to have the ability to exercise significant influence over the operating and financial policies of the JV Company and accordingly accounts for the investment using the equity method of accounting.

The Company reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information from the JV Company. During the three months ended December 31, 2025, the Company recorded a $0.1 million loss, using lag reporting. During the six months ended December 31, 2025, the Company recorded $1.3 million gain, including the $1.1 million gain on the related sale of a portion of its interest in the equity method investment and $0.2 million gain of its equity share of the JV Company, using lag reporting. During the three and six months ended December 31, 2024, the Company recorded a $0.6 million loss and a $1.6 million loss on its equity share of the JV Company, respectively, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of December 31, 2025, the Company owned approximately 18.9% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of $1.0 million and $1.1 million for the three and six months ended December 31, 2025, respectively and $3.1 million and $5.3 million for the three and six months ended December 31, 2024, respectively. The purchases by AOS for the three and six months ended December 31, 2025 were $25.1 million and $55.4 million, respectively, and for the three and six months ended December 31, 2024 were $28.2 million and $56.5 million, respectively. Due to the right of offset of receivables and payables with the JV Company, as of December 31, 2025 and June 30, 2025, AOS recorded the net amount of $16.9 million and $15.8 million, respectively, as a payable related to equity investee, net, on the Condensed Consolidated Balance Sheet. During the three and six months ended December 31, 2025, the Company also recorded nil and approximately $1.9 million, respectively, of other income for certain service the Company provided to the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss	$(13,293)	$(6,614)	$(15,415)	$(9,110)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	29,816	29,163	29,926	29,083
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	29,816	29,163	29,926	29,083
Net loss per common share:
Basic	$(0.45)	$(0.23)	$(0.52)	$(0.31)
Diluted	$(0.45)	$(0.23)	$(0.52)	$(0.31)
The following potential dilutive securities were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,459	2,573	2,440	2,578
ESPP	1,500	729	914	716
Total potential dilutive securities	3,959	3,302	3,354	3,294

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended December 31,		Six Months Ended December 31,
Percentage of revenue	2025	2024	2025	2024
Customer A	20.9%	21.0%	21.4%	21.8%
Customer B	51.5%	52.7%	52.7%	52.1%

	December 31, 2025	June 30, 2025
Percentage of accounts receivable
Customer A	*	14.9%
Customer B	49.6%	52.3%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	December 31, 2025	June 30, 2025
	(in thousands)
Accounts receivable	$70,676	$75,604
Less: Allowance for price adjustments	(41,629)	(40,802)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$29,017	$34,772

Inventories:

	December 31, 2025	June 30, 2025
	(in thousands)
Raw materials	$78,905	$81,341
Work-in-process	95,175	91,591
Finished goods	26,022	16,745
	$200,102	$189,677

Other current assets:

	December 31, 2025	June 30, 2025
	(in thousands)
Value-added tax receivable	$577	$339
Other prepaid expenses	1,933	2,383
Prepaid insurance	2,536	3,669
Prepaid maintenance	1,405	1,990
Deposit with supplier	661	7,073
Prepaid income tax	585	336
Interest receivable	210	191
Short term deposit	709	534
Other receivables	1,756	1,700
	$10,372	$18,215

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	December 31, 2025	June 30, 2025
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	72,035	71,961
Manufacturing machinery and equipment	462,223	442,462
Equipment and tooling	39,184	37,918
Computer equipment and software	53,634	53,509
Office furniture and equipment	3,241	3,267
Leasehold improvements	43,727	43,901
	678,921	657,895
Less: accumulated depreciation and amortization	(396,376)	(371,836)
	282,545	286,059
Equipment and construction in progress	28,416	28,038
Property, plant and equipment, net	$310,961	$314,097

Intangible assets, net:

	December 31, 2025	June 30, 2025
	(in thousands)
Patents and technology rights	$18,037	$18,037
Software license	1,181	—
Trade name	268	268
Customer relationships	1,150	1,150
	20,636	19,455
Less: accumulated amortization	(19,617)	(19,455)
	1,019	—
Goodwill	269	269
Intangible assets, net	$1,288	$269

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2026 (Remaining)	$203
2027	406
2028	406
2029	4
$1,019

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	December 31, 2025	June 30, 2025
	(in thousands)
Prepayments for property and equipment	$5,348	$1,973
Customs deposit	618	814
Deposit with supplier	23,342	18,080
Office leases deposits	1,082	1,358
Other	4,008	541
	$34,398	$22,766
Accrued liabilities:

	December 31, 2025	June 30, 2025
	(in thousands)
Accrued compensation and benefits	$23,913	$17,766
Warranty accrual	2,018	2,118
Stock rotation accrual	5,873	6,184
Accrued professional fees	2,674	3,399
Accrued inventory	1,098	1,465
Accrued facilities related expenses	2,510	2,184
Accrued property, plant and equipment	4,107	2,704
Other accrued expenses	4,623	4,755
Customer deposits	9,533	17,030
ESPP payable	1,476	1,422
	$57,825	$59,027
Short-term customer deposits are payments received from customers for securing future product shipments. As of December 31, 2025, $5.0 million for such deposits were from Customer A, $1.0 million were from Customer B, and $3.5 million were from other customers. As of June 30, 2025, $7.0 million were from Customer A, $2.0 million were from Customer B, and $8.0 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$2,118	$2,407
Additions	833	656
Released	—	(700)
Utilization	(933)	(403)
Ending balance	$2,018	$1,960

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Six Months Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$6,184	$4,660
Additions	7,972	4,709
Utilization	(8,283)	(5,231)
Ending balance	$5,873	$4,138
Other long-term liabilities:

	December 31, 2025	June 30, 2025
	(in thousands)
Customer deposits	$4,689	$7,000
Other	505	—
Other long-term liabilities	$5,194	$7,000

Customer deposits are payments received from customers for securing future product shipments. As of December 31, 2025, there were no customer deposits from Customer A and $4.7 million were from other customers. As of June 30, 2025, $5.0 million were from Customer A and $2.0 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR"), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of December 31, 2025, there was no outstanding balance.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interests and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $11.3 million as of December 31, 2025. As of December 31, 2025, the outstanding balance of this debt financing was $5.1 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full and this agreement was terminated. As of December 31, 2025, there was no outstanding balance.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2026 (Remaining)			$1,462
2027			3,095
2028			536
Total principal			$5,093

	Short-term Debt	Long-term Debt	Total
Principal amount	$2,980	$2,113	$5,093

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating leases:
Fixed rent expense	$1,649	$1,408	$3,278	$3,145
Variable rent expense	269	270	539	539
Finance lease:
Amortization of equipment	129	129	257	257
Interest	37	55	78	114
Short-term leases
Short-term lease expenses	33	42	79	74
Total lease expenses	$2,117	$1,904	$4,231	$4,129

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	December 31, 2025	June 30, 2025
Operating Leases:
Right-of-use assets associated with operating leases	$23,661	$21,288
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(1,941)	(1,684)
Property, plant and equipment, net	$3,192	$3,449

Weighted average remaining lease term (in years)
Operating leases	4.42	5.00
Finance lease	1.75	2.25

Weighted average discount rate
Operating leases	4.92%	4.88%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Six Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,375	$3,201
Operating cash flows from finance lease	$78	$114
Financing cash flows from finance lease	$494	$459

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,330	$892

Future minimum lease payments are as follows as of December 31, 2025 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2026	$3,498	$572
2027	6,935	1,144
2028	6,379	191
2029	4,691	—
2030	3,635	—
Thereafter	2,016	—
Total minimum lease payments	27,154	1,907
Less amount representing interest	(2,777)	(119)
Total lease liabilities	$24,377	$1,788

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Share Repurchase

In November 2025, the Board of Directors approved a new share repurchase program (the “Repurchase Program”) that authorizes the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the
Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the
Company’s common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the
Company’s share-based compensation programs. Gains on the reissuance of treasury stock are credited to additional paid-in capital;
losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or reissuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.

During the three and six months ended December 31, 2025, the Company repurchased an aggregate of 728,373 shares from the open market, for a total cost of $13.9 million, excluding fees and related expenses, at an average price of $19.12 per share. As of December 31, 2025, approximately $16.1 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’s TRSU activities for the six months ended December 31, 2025:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,491,926	$28.50	1.66	$38,282,821
Granted	200,151	$24.86
Vested	(99,671)	$33.61
Forfeited	(62,540)	$28.97
Nonvested at December 31, 2025	1,529,866	$27.67	1.32	$30,306,645

Market-based Restricted Stock Units (“MSUs”)

During the quarter ended of December 31, 2021 and September 30, 2018, the Company granted 1.0 million and 1.3 million of market-based restricted stock units (“MSUs”) to certain personnel, respectively. For additional information, refer to “Note 10 — Share-based Compensation” in the Notes to the Consolidated Financial Statements within Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The Company recorded $1.2 million and $2.7 million of such expenses for the three and six months ended December 31, 2025, respectively, and $1.6 million and $2.6 million of expenses during the three and six months ended December 31, 2024, respectively.

The following table summarizes the Company’s MSUs activities for the six months ended December 31, 2025:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,436,000	$32.32	2.89	$36,847,760
Vested	(267,500)	$5.17
Forfeited	(51,000)	$48.44
Nonvested at December 31, 2025	1,117,500	$38.08	2.90	$22,137,675

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.1 million and $2.3 million of expenses, using the accelerated attribution method, for these PRSUs during the three and six months ended December 31, 2025, respectively, and $1.0 million and $1.9 million for the three and six months ended December 31, 2024, respectively.

The following table summarizes the Company’s PRSUs activities for the six months ended December 31, 2025:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	409,563	$27.71	1.85	$10,509,387
Forfeited	(1,500)	$28.33
Nonvested at December 31, 2025	408,063	$27.70	1.34	$8,083,728
Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Six Months Ended December 31,
2025
Volatility rate	76.0%
Risk-free interest rate	3.7%
Expected term	1.3 years
Dividend yield	—%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Loss for the periods presented was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of goods sold	$1,232	$1,123	$2,297	$2,138
Research and development	2,288	2,193	4,147	4,128
Selling, general and administrative	4,753	4,634	8,961	8,586
	$8,273	$7,950	$15,405	$14,852

As of December 31, 2025, total unrecognized compensation cost under the Company’s share-based compensation plans was $48.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Income Taxes

The Company recognized income tax expense of approximately $1.5 million and $1.2 million for the three months ended December 31, 2025 and 2024, respectively. The income tax expense of $1.5 million for the three months ended December 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $1.2 million for the three months ended December 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2025 and 2024 was $1.4 million and $1.2 million, respectively, and the effective tax rate for the three months ended December 31, 2025 and 2024 was (12.0)% and (22.1)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

The Company recognized income tax expense of approximately $3.4 million and $2.3 million for the six months ended December 31, 2025 and 2024, respectively. The income tax expense of $3.4 million for the six months ended December 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $2.3 million for the six months ended December 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the six months ended December 31, 2025 and 2024 was $3.3 million and $2.1 million, respectively, and the effective tax rate for the six months ended December 31, 2025 and 2024 was (27.3)% and (31.4)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year, including reporting $0.7 million of income tax expense related to the Company’s income from its investment in CQJV for the six months ended December 31, 2025 versus an $0.2 million tax benefit for the six months ended December 31, 2024.

During the three months ended September 30, 2025, income tax payable increased by $10.4 million and deferred tax liability decreased by $10.5 million as a result of the sale of approximately 20.3% of the Company’s equity interest in the JV company for $150 million. The Company made income tax payments of approximately $8.7 million as a result of the sale transaction during the three months ended December 31, 2025.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

The Company’s income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2025, the gross amount of unrecognized tax benefits was approximately $10.8 million, of which $7.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Hong Kong	$155,767	$150,640	$334,178	$304,135
China	2,664	15,915	5,021	37,170
South Korea	469	409	948	699
United States	1,319	699	2,444	1,772
Other countries	2,044	5,493	2,173	11,267
	$162,263	$173,156	$344,764	$355,043

The following is a summary of revenue by product type:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Power discrete	$100,985	$112,956	$209,491	$235,410
Power IC	58,827	53,735	131,535	106,675
Packaging and testing services and other	2,451	1,064	3,738	1,916
License and development services	—	5,401	—	11,042
	$162,263	$173,156	$344,764	$355,043

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	December 31, 2025	June 30, 2025
	(in thousands)
China	$103,267	$99,389
United States	225,494	230,518
Other countries	5,861	5,478
	$334,622	$335,385

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had approximately $61.0 million of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others, as well as $17.3 million of capital commitments for the purchase of property and equipment. Purchase commitments are generally restricted to a purchase forecast as mutually agreed between the parties. This purchase forecast can vary among different suppliers.
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

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at December 31, 2025 and June 30, 2025.
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
Overview
We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,800 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2025, and over 100 and 60 new products in the fiscal years ended June 30, 2024 and 2023, respectively. During the six months ended December 31, 2025, we introduced 37 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 953 patents and 71 patent applications in the United States as of December 31, 2025. We also have a total of 1,080 foreign patents, which primarily were based on our research and development efforts through December 31, 2025. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

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

During the fiscal quarter ended December 31, 2025, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

On March 29, 2016, we formed a joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China in which we initially owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. From December 2021 to June 2025, we completed several transactions to sell additional equity interests of the JV Company to third-party investors, while the JV Company also issued additional equity interests to new investors that diluted our ownership interest. Accordingly, as of June 30, 2025, the percentage of outstanding JV equity interest beneficially owned by us was further reduced to 39.2%.

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As of August 29, 2025, all of the conditions for the first installment were satisfied, and we received our first installment payment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025). In addition, we received $11.1 million during the three months ended December 31, 2025 for the second installment payment. In January 2026, we also received $30.3 million for the third installment. We expect to receive the remaining installment payment of approximately $15.8 million and close the transaction in the near future. We believe this sale provides additional and significant capital for us to continue investment in technology, R&D projects and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We use the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement, therefore we no longer have any obligations under the license agreement. During the three and six months ended December 31, 2025, we recorded nil of license and development revenue, respectively. During the three and six months ended December 31, 2024 we recorded $5.4 million and $11.0 million of license and development revenue, respectively. We also entered into an accompanying supply agreement to provide limited wafer supply to the customer.
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

Results of Operations
The following tables set forth statements of loss, also expressed as a percentage of revenue, for the three and six months ended December 31, 2025 and 2024. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$162,263	$173,156	100.0%	100.0%	$344,764	$355,043	100.0%	100.0%
Cost of goods sold	127,439	133,145	78.5%	76.9%	267,095	270,506	77.5%	76.2%
Gross profit	34,824	40,011	21.5%	23.1%	77,669	84,537	22.5%	23.8%
Operating expenses
Research and development	25,205	23,968	15.5%	13.8%	49,350	46,446	14.3%	13.1%
Selling, general and administrative	23,184	21,951	14.3%	12.7%	46,468	44,251	13.5%	12.5%
Total operating expenses	48,389	45,919	29.8%	26.5%	95,818	90,697	27.8%	25.6%
Operating loss	(13,565)	(5,908)	(8.3)%	(3.4)%	(18,149)	(6,160)	(5.3)%	(1.8)%

Other income, net	894	663	0.5%	0.4%	3,362	13	1.0%	0.0%
Interest income	1,124	1,135	0.7%	0.6%	2,016	2,400	0.6%	0.7%
Interest expenses	(154)	(701)	(0.1)%	(0.4)%	(514)	(1,513)	(0.1)%	(0.4)%
Net loss before income taxes and equity method investment income (loss)	(11,701)	(4,811)	(7.2)%	(2.8)%	(13,285)	(5,260)	(3.8)%	(1.5)%
Income tax expense	1,490	1,242	0.9%	0.7%	3,417	2,282	1.0%	0.6%
Net loss before equity method investment income (loss)	(13,191)	(6,053)	(8.1)%	(3.5)%	(16,702)	(7,542)	(4.8)%	(2.1)%
Equity method investment income (loss)	(102)	(561)	(0.1)%	(0.3)%	1,287	(1,568)	0.3%	(0.5)%
Net loss	$(13,293)	$(6,614)	(8.2)%	(3.8)%	$(15,415)	$(9,110)	(4.5)%	(2.6)%

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,232	$1,123	0.8%	0.6%	$2,297	$2,138	0.7%	0.6%
Research and development	2,288	2,193	1.4%	1.3%	4,147	4,128	1.2%	1.2%
Selling, general and administrative	4,753	4,634	2.9%	2.7%	8,961	8,586	2.6%	2.4%
Total	$8,273	$7,950	5.1%	4.6%	$15,405	$14,852	4.5%	4.2%

Three and Six Months Ended December 31, 2025 and 2024
Revenue
The following is a summary of revenue by product type:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$100,985	$112,956	$(11,971)	(10.6)%	$209,491	$235,410	$(25,919)	(11.0)%
Power IC	58,827	53,735	5,092	9.5%	131,535	106,675	24,860	23.3%
Packaging and testing services and other	2,451	1,064	1,387	130.4%	3,738	1,916	1,822	95.1%
License and development services	—	5,401	(5,401)	(100.0)%	—	11,042	(11,042)	(100.0)%
	$162,263	$173,156	$(10,893)	(6.3)%	$344,764	$355,043	$(10,279)	(2.9)%
The following is a summary of revenue by end market:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$80,515	$76,034	49.6%	43.9%	$177,646	$152,445	51.5%	42.9%
Consumer	19,208	22,568	11.8%	13.0%	42,722	54,265	12.4%	15.3%
Communication	33,034	33,160	20.4%	19.2%	65,700	68,586	19.1%	19.3%
Power Supply and Industrial	27,055	34,929	16.7%	20.2%	54,958	66,789	16.0%	18.9%
Packaging and testing services and other	2,451	1,064	1.5%	0.6%	3,738	1,916	1.0%	0.5%
License and development services	—	5,401	—%	3.1%	—	11,042	—%	3.1%
	$162,263	$173,156	100.0%	100.0%	$344,764	$355,043	100.0%	100.0%

Total revenue was $162.3 million for the three months ended December 31, 2025, a decrease of $10.9 million, or 6.3% as compared to $173.2 million for the same quarter last year. The decrease was primarily due to a decrease of $12.0 million in sales of power discrete products and a decrease of $5.4 million in license and development services, partially offset by an increase $5.1 million in sales of power IC products and an increase of $1.4 million in packaging and testing services and other. The net decrease in power discrete products and power IC products sales was primarily due to a 5.7% decrease in unit shipment, partially offset by a 1.7% increase in average selling price as compared to same quarter last year due to a shift in product mix. The net decrease in revenues was primarily driven by a decrease in power supply and industrial markets, particularly in power tools products and quick chargers products, as well as a decrease in consumer markets, particularly in gaming products, partially offset by an increase in the computing markets, particularly in notebook products. The increase in revenue of packaging and testing services and other for the three months ended December 31, 2025, as compared to same quarter last year, was primarily due to increased demand. The decrease in license and development services for the three months ended December 31, 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.

Total revenue was $344.8 million for the six months ended December 31, 2025, a decrease of $10.3 million, or 2.9% as compared to $355.0 million for the same period last year. The decrease was primarily due to a decrease of $25.9 million in sales of power discrete products, as well as a decrease of $11.0 million in license and development services, partially offset by an increase of $24.9 million in sales of power IC products and an increase of $1.8 million in packaging and testing services and other. The net decrease in power discrete products and power IC products sales was primarily due to a 2.5% decrease in unit shipment, partially offset by a 2.3% increase in average selling price as compared to same period last year due to a shift in product mix. The net decrease in revenues was primarily driven by a decrease in consumer markets, particularly in home appliances and gaming products, and a decrease in power supply and industrial markets, particularly in power tools products and quick chargers products, as well as a decrease in communication market, particularly in battery products, partially offset by an increase in the computing markets, particularly in notebook. The increase in revenue from packaging and testing services and other for the six months ended December 31, 2025, as compared to same period last year, was primarily due to increased demand. The decrease in license and development services for the six months ended December 31, 2025 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.
Cost of goods sold and gross profit

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$127,439	$133,145	$(5,706)	(4.3)%	$267,095	$270,506	$(3,411)	(1.3)%
Percentage of revenue	78.5%	76.9%			77.5%	76.2%
Gross profit	$34,824	$40,011	$(5,187)	(13.0)%	$77,669	$84,537	$(6,868)	(8.1)%
Percentage of revenue	21.5%	23.1%			22.5%	23.8%

Cost of goods sold was $127.4 million for the three months ended December 31, 2025, a decrease of $5.7 million or 4.3%, as compared to $133.1 million for the same quarter last year. The decrease was primarily due to 6.3% decrease in sales. Gross margin decreased by 1.6 percentage points to 21.5% for the three months ended December 31, 2025, as compared to 23.1% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the three months ended December 31, 2025.

Cost of goods sold was $267.1 million for the six months ended December 31, 2025, a decrease of $3.4 million, or
1.3%, as compared to $270.5 million for the same period last year. The decrease was primarily due to 2.9% decrease in sales.
Gross margin decreased by 1.3 percentage points to 22.5% for the six months ended December 31, 2025, as compared to 23.8% for the same period last year. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the periods.

Research and development expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$25,205	$23,968	$1,237	5.2%	$49,350	$46,446	$2,904	6.3%

Research and development expenses were $25.2 million for the three months ended December 31, 2025, an increase of $1.2 million, or 5.2%, as compared to $24.0 million for the same quarter last year. The increase was primarily attributable to an increase of employee compensation and benefit expense mainly due to increased headcount and merit salary increases.

Research and development expenses were $49.4 million for the six months ended December 31, 2025, an increase of $2.9 million, or 6.3%, as compared to $46.4 million for the same period last year. The increase was primarily attributable to an increase in employee compensation and benefits expense, mainly due to increased headcount and merit salary increases.

Selling, general and administrative expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$23,184	$21,951	$1,233	5.6%	$46,468	$44,251	$2,217	5.0%

Selling, general and administrative expenses were $23.2 million for the three months ended December 31, 2025, an increase of $1.2 million, or 5.6%, as compared to $22.0 million for the same quarter last year. The increase was primarily due to a $0.3 million increase in employee compensation and benefits expenses primarily due to merit salary increases and higher medical insurance expense, a $0.5 million increase in legal expenses and a $0.3 million increase in audit and tax professional service fees.

Selling, general and administrative expenses were $46.5 million for the six months ended December 31, 2025, an increase of $2.2 million, or 5.0%, as compared to $44.3 million for the same period last year. The increase was primarily due to a $1.2 million increase in employee compensation and benefits expenses primarily due to merit salary increases and higher medical insurance expense, a $0.6 million increase in legal expenses and a $0.5 million increase in audit and tax professional service fees.

Other income (loss), net

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income, net	$894	$663	$231	34.8%	$3,362	$13	$3,349	25,761.5%
Other income (loss), net increased in the three months ended December 31, 2025, as compared to the same periods last year primarily due to an increase in foreign currency exchange gain as a result of the appreciation of RMB against USD.
Other income (loss), net increased in the six months ended December 31, 2025, as compared to the same periods last year primarily due to an increase in foreign currency exchange gain as a result of the appreciation of RMB against USD, as well as $1.9 million of certain services were provided by the Company to the JV Company.
Interest income

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income	$1,124	$1,135	$(11)	(1.0)%	$2,016	$2,400	$(384)	(16.0)%
Interest income decreased in the three and six months ended December 31, 2025, as compared to the same periods last year primarily due to lower interest rates in the current periods.
Interest expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(154)	$(701)	$547	(78.0)%	$(514)	(1,513)	$999	(66.0)%
Interest expense decreased in the three and six months ended December 31, 2025 as compared to the same periods last year primarily due to lower outstanding loan balance in the current periods.

Equity method investment income (loss)

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Equity method investment income (loss)	$(102)	$(561)	$459	(81.8)%	$1,287	$(1,568)	$2,855	(182.1)%

Equity method investment loss decreased in the three months ended December 31, 2025, as compared to the same quarter last year as a result of a decrease in the loss recorded from the equity method investment.
Equity method investment income increased in the six months ended December 31, 2025, as compared to the same period last year as a result of the gain from the sales of 20.3% outstanding equity interest in the JV Company in August 2025, as well as an income recorded from the equity method investment during the six months ended December 31, 2025, compared to the equity method investment loss in the same periods last year.
Income tax expense

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,490	$1,242	$248	20.0%	$3,417	$2,282	$1,135	49.7%

We recognized income tax expense of approximately $1.5 million and $1.2 million for the three months ended December 31, 2025 and 2024, respectively. The income tax expense of $1.5 million for the three months ended December 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $1.2 million for the three months ended December 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended December 31, 2025 and 2024 was $1.4 million and $1.2 million, respectively, and the effective tax rate for the three months ended December 31, 2025 and 2024 was (12.0)% and (22.1%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

We recognized income tax expense of approximately $3.4 million and $2.3 million for the six months ended December 31, 2025 and 2024, respectively. The income tax expense of $3.4 million for the six months ended December 31, 2025 included a $0.1 million discrete tax expense. The income tax expense of $2.3 million for the six months ended December 31, 2024 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the six months ended December 31, 2025 and 2024 was $3.3 million and $2.1 million, respectively, and the effective tax rate for the six months ended December 31, 2025 and 2024 was (27.3)% and (31.4%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year, including reporting $0.7 million of income tax expense related to the Company’s income from its investment in CQJV for the six months ended December 31, 2025 versus an $0.2 million tax benefit for the six months ended December 31, 2024.

During the three months ended September 30, 2025, income tax payable increased by $10.4 million and deferred tax liability decreased by $10.5 million as a result of the sale of approximately 20.3% of the Company’s equity interest in the JV company for $150 million. The Company made income tax payments of approximately $8.7 million as a result of the sale transaction during the three months ended December 31, 2025.

We file our income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

Our income tax returns are subject to examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of December 31, 2025, the gross amount of unrecognized tax benefits was approximately $10.8 million, of which $7.5 million, if recognized, would reduce the effective income tax rate in future periods. If our estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We do not anticipate any material changes to its uncertain tax positions during the next twelve months.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interests and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had the net book value of $11.3 million as of December 31, 2025. As of December 31, 2025, the outstanding balance of this debt financing was $5.1 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading our fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by us. The agreement has a 5.5 year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that we are required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full and this agreement was terminated. As of December 31, 2025, there was no outstanding balance.

On August 9, 2019, one of our wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR"), plus 2.01% per annum. We are the guarantor for this agreement. We are accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of December 31, 2025, there was no outstanding balance.

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

Cash, cash equivalents and restricted cash
As of December 31, 2025 and June 30, 2025, we had $196.8 million and $153.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $196.8 million and $153.5 million cash, cash equivalents and restricted cash, $89.4 million and $40.7 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$2,062	$25,126
Net cash provided by (used in) investing activities	74,512	(14,100)
Net cash used in financing activities	(33,216)	(3,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91)	(36)
Net increase in cash, cash equivalents and restricted cash	$43,267	$7,258

Cash flows from operating activities
For the six months ended December 31, 2025, the $23.1 million decrease in cash provided by operating activities compared to the same period last year was primarily due to an increase of net loss of $6.3 million, a decrease of non-cash expenses of $11.3 million, which includes an increase of $8.7 million in deferred income tax, net and an increase of $2.9 million in equity method investment gain due to the 20.3% equity method investment sale and income recorded from the equity method investment in current period, compared to a loss recorded from the equity method investment in the same period last year, an increase of $22.4 million in inventory purchase, a decrease of accounts payable of $8.5 million primarily due to timing of payment, a decrease of $3.3 million in net payable, equity investee, and increase of $0.4 million in other current and long-term assets. These sources of cash were offset by an increase of $2.5 million in income tax payable primarily due to the sale of the 20.3% interest in the equity method investment, a decrease of $13.1 million in accounts receivable, a decrease of $8.5 million in contract assets, and an increase of $4.6 million in deferred revenue.
Cash flows from investing activities
For the six months ended December 31, 2025, the $88.6 million increase in cash provided by investing activities compared to the same period last year was primarily due to $103.2 million of proceeds from sale of equity interest in the JV Company, net with transaction costs, partially offset by $10.3 million of more purchases of property and equipment, $3.5 million of a loan issued to a supplier, and $0.5 million of more purchase of intangible assets, as well a $0.3 million less government grant related to equipment in the six months ended December 31, 2025 compared to the same period last year
Cash flows from financing activities
For the six months ended December 31, 2025, the $29.5 million increase in cash used in financing activities compared to the same period last year was primarily due to $15.9 million of repayment of loan borrowings and $14.0 million of payment for repurchases of common shares, partially offset by $0.3 million of withholding tax on restricted stock units.
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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On July 14, 2025, we entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. Such conditions include, among other things, shareholder approval by the JV Company and certain registrations, approvals by government authorities and closing of additional investment by the strategic investor in the JV Company’s equity, which are outside of our control. For a more detailed description of the installment payments and related conditions, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. On August 29, 2025, we received the first installment payment of RMB 676 million (approximately $94.5 million based on the exchange rate on August 29, 2025). In addition, we received $11.1 million during the three months ended December 31, 2025 for the second installment payment. In January 2026, we also received $30.3 million for the third installment. We expect to receive the remaining installment payment of approximately $15.8 million and close the transaction in the near future. We cannot be certain that the conditions for the remaining installments will be satisfied on a timely basis, including those conditions that are outside of our control. If these conditions are not met by the deadlines as set forth in the equity transfer agreement, we may not be able to receive a portion or the cash proceeds from the sale, which may adversely affect our ability to continue investment in technology, R&D projects and acquisition of assets complimentary to our business operations. Furthermore, failure to meet these conditions may require the parties to terminate and unwind the transaction, which will adversely affect our reputation, business operations and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2025, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. As of December 31, 2025, approximately $16.1 million remained available under the Repurchase Program.

The following table sets forth the share repurchases under this program during the second fiscal quarter ended December 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—
November 1, 2025 to November 30, 2025	494,885	$18.72	494,885
December 1, 2025 to December 31, 2025	233,488	$19.98	233,488
Total repurchase during three months ended December 31, 2025	728,373	$19.12	728,373	$16,070,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may constitute a non-Rule 10b5-1 trading arrangement under the Exchange Act.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any such contract, instruction or written plans.

ITEM 6. EXHIBITS

10.1†
Amended and Restated Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan (as amended and restated effective as of November 11, 2025) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2025).

10.2**	Fifth Supplement to Distribution Agreement dated as of October 1, 2025 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.
† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)