Form 10-Q
period 2026-03-31
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2026-05-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of April 30, 2026: 29,929,578

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal Third Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$190,253	$153,079
Restricted cash	429	419
Accounts receivable, net	38,335	34,772
Receivable from sale of equity interest in the JV Company	15,601	—
Inventories	199,049	189,677
Other current assets	9,157	18,215
Total current assets	452,824	396,162
Property, plant and equipment, net	314,248	314,097
Operating lease right-of-use assets	22,481	21,288
Intangible assets, net	1,475	269
Equity method investment	142,082	279,122
Deferred income tax assets	8,367	599
Other long-term assets	34,936	22,766
Total assets	$976,413	$1,034,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,046	$60,044
Accrued liabilities	59,006	59,027
Payable related to equity investee, net	16,701	15,809
Income taxes payable	4,217	1,790
Short-term debt	3,036	11,852
Deferred revenue	1,326	—
Finance lease liabilities	1,065	1,007
Operating lease liabilities	6,053	4,978
Total current liabilities	136,450	154,507
Long-term debt	1,332	14,872
Income taxes payable - long-term	4,419	4,201
Deferred income tax liabilities	12,251	13,192
Finance lease liabilities - long-term	468	1,274
Operating lease liabilities - long-term	17,181	16,925
Other long-term liabilities	4,131	7,000
Total liabilities	176,232	211,971
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at March 31, 2026 and June 30, 2025	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 37,957 shares and 29,916 shares, respectively at March 31, 2026 and 37,127 shares and 30,009 shares, respectively at June 30, 2025	76	74
Treasury shares at cost: 8,041 shares at March 31, 2026 and 7,118 shares at June 30, 2025	(97,187)	(79,058)
Additional paid-in capital	396,979	379,779
Accumulated other comprehensive loss	(4,264)	(12,390)
Retained earnings	504,577	533,927
Total shareholders' equity	800,181	822,332
Total liabilities and shareholders' equity	$976,413	$1,034,303

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$163,792	$164,635	$508,556	$519,678
Cost of goods sold [1]	129,262	129,458	396,357	399,964
Gross profit	34,530	35,177	112,199	119,714
Operating expenses
Research and development	26,052	23,398	75,402	69,844
Selling, general and administrative	22,536	22,437	69,004	66,688
Total operating expenses	48,588	45,835	144,406	136,532
Operating loss	(14,058)	(10,658)	(32,207)	(16,818)

Other income (expense), net [1]	587	(65)	3,949	(52)
Interest income	990	927	3,006	3,327
Interest expenses	(139)	(596)	(653)	(2,109)
Net loss before income taxes and equity method investment (loss) income	(12,620)	(10,392)	(25,905)	(15,652)

Income tax expense	1,015	660	4,432	2,942
Net loss before equity method investment (loss) income	(13,635)	(11,052)	(30,337)	(18,594)
Equity method investment (loss) income	(152)	245	1,135	(1,323)
Net loss	$(13,787)	$(10,807)	$(29,202)	$(19,917)

Net loss per common share
Basic	$(0.46)	$(0.37)	$(0.98)	$(0.68)
Diluted	$(0.46)	$(0.37)	$(0.98)	$(0.68)

Weighted average number of common shares used to compute net loss per share
Basic	29,807	29,530	29,887	29,232
Diluted	29,807	29,530	29,887	29,232
(1) Amounts include related party transactions. Refer to Note 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(13,787)	$(10,807)	$(29,202)	$(19,917)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $(84) and $573 tax in each of the three months ended March 31, 2026 and 2025, respectively, and $(635) and $48 in each of the nine months ended March 31, 2026 and 2025, respectively	473	(3,241)	134	(544)
Cumulative translation adjustment release from sale of equity interest in the JV Company in the three and nine months ended March 31, 2026, net of tax nil and $(1,209), respectively	—	—	7,992	—
Comprehensive loss	$(13,314)	$(14,048)	$(21,076)	$(20,461)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	36,367	$73	(7,135)	$(79,192)	$370,494	$(10,722)	$621,927	$902,580
Release of restricted stock units	808	1	—	—	(1)	—	—	—
Reissuance of treasury stock upon release of restricted stock units	—	—	16	128	—	—	(128)	—
Withholding tax on restricted stock units	(306)	—	—	—	(9,377)	—	—	(9,377)
Issuance of shares under ESPP	—	—		—	—	—	—	—
Share-based compensation	—	—	—	—	7,136	—	—	7,136
Net loss	—	—	—	—	—	—	(10,807)	(10,807)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,241)	—	(3,241)
Balance, March 31, 2025	36,869	$74	(7,119)	$(79,064)	$368,252	$(13,963)	$610,992	$886,291

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	36,107	$72	(7,138)	$(79,213)	$353,109	$(13,419)	$631,058	$891,607
Exercise of common stock options and release of restricted stock units	917	1	—	—	90	—	—	91
Reissuance of treasury stock upon release of restricted stock units	—	—	19	149	—	—	(149)	—
Withholding tax on restricted stock units	(332)	—	—	—	(10,355)	—	—	(10,355)
Issuance of shares under ESPP	177	1	—	—	3,420	—	—	3,421
Share-based compensation	—	—	—	—	21,988	—	—	21,988
Net loss	—	—	—	—	—	—	(19,917)	(19,917)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(544)	—	(544)
Balance, March 31, 2025	36,869	$74	(7,119)	$(79,064)	$368,252	$(13,963)	$610,992	$886,291

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	37,426	$75	(7,844)	$(93,138)	$398,072	$(4,737)	$518,496	$818,768
Release of restricted stock units	823	2	—	—	(1)	—	—	1
Reissuance of treasury stock upon release of restricted stock units	—	—	17	132	—	—	(132)	—
Withholding tax on restricted stock units	(292)	(1)	—	—	(6,193)	—	—	(6,194)
Repurchase of common shares under shares repurchase program	—	—	(214)	(4,181)	—	—	—	(4,181)
Share-based compensation	—	—	—	—	5,101	—	—	5,101
Net loss	—	—	—	—	—	—	(13,787)	(13,787)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	473	—	473
Balance, March 31, 2026	37,957	$76	(8,041)	$(97,187)	$396,979	$(4,264)	$504,577	$800,181

	Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	37,127	$74	(7,118)	$(79,058)	$379,779	$(12,390)	$533,927	$822,332
Release of restricted stock units	920	2	—	—	(1)	—	—	1
Reissuance of treasury stock upon release of restricted stock units	—	—	19	148	—	—	(148)	—
Withholding tax on restricted stock units	(319)	(1)	—	—	(6,894)	—	—	(6,895)
Issuance of shares under ESPP	229	1	—	—	3,589	—	—	3,590
Repurchase of common shares under shares repurchase program	—	—	(942)	(18,277)	—	—	—	(18,277)
Share-based compensation	—	—	—	—	20,506	—	—	20,506
Net loss	—	—	—	—	—	—	(29,202)	(29,202)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	8,126	—	8,126
Balance, March 31, 2026	37,957	$76	(8,041)	$(97,187)	$396,979	$(4,264)	$504,577	$800,181

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(29,202)	$(19,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,763	46,949
Equity method investment (gain) loss	(1,135)	1,323
Share-based compensation expense	20,506	21,988
Deferred income taxes, net	(8,709)	(650)
Other	388	127
Changes in operating assets and liabilities
Accounts receivable	(3,563)	(15,893)
Inventories	(9,372)	7,624
Other current and long-term assets	3,729	4,670
Accounts payable	(15,255)	5,628
Net payable, equity investee	892	5,964
Income taxes payable	2,645	59
Deferred revenue	1,326	(2,591)
Accrued and other liabilities	(11,293)	(22,787)
Net cash (used in) provided by operating activities	(6,280)	32,494
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	133,494	—
Purchases of property and equipment	(36,854)	(22,845)
Purchase of intangible assets	(569)	—
Proceeds from sale of property and equipment	11	—
Government grant related to equipment	145	678
Loan receivable from supplier	(8,040)	—
Net cash provided by (used in) investing activities	88,187	(22,167)
Cash flows from financing activities
Withholding tax on restricted stock units	(6,894)	(10,355)
Proceeds from exercise of stock options and ESPP	3,590	3,512
Payments for repurchases of common shares	(18,156)	—
Repayments of borrowings	(22,383)	(8,729)
Principal payments on finance leases	(748)	(694)
Net cash used in financing activities	(44,591)	(16,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,184	(5,974)
Cash, cash equivalents and restricted cash at beginning of period	153,498	175,540
Cash, cash equivalents and restricted cash at end of period	$190,682	$169,566

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$11,618	$9,933

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$190,253	$169,359
Restricted cash	429	207
Total cash, cash equivalents, and restricted cash	$190,682	$169,566

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Significant Accounting Policies
The Company

Alpha and Omega Semiconductor Limited and its subsidiaries (the “Company”, “AOS”, “we” or “us”) design, develop and supply a broad range of power semiconductors. The Company’s portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment. The Company conducts its operations primarily in the United States, Hong Kong, China, and South Korea.
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”). For a complete discussion of the Company's accounting policies, refer to Part II, Item 8, Note 1 — Significant Accounting Policies in our 2025 Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or any other interim period. The consolidated balance sheet at June 30, 2025 is derived from the audited financial statements included in our 2025 Form 10-K.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards not yet adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This will impact only the Company’s disclosures for the annual reporting period ending June 30, 2026, with no impacts to its financial condition or results of operations.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-scope Improvements”. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and disclosures.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

The Company has accounted for its investment in the JV Company (as defined herein) using the equity method of accounting. For details of its equity method investment, please refer to Part II, Item 8, Note 2 — Equity Method Investment in Equity Investee in its 2025 Form 10-K.

On July 14, 2025, the Company entered into an equity transfer agreement to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. On August 29, 2025, the amended shareholders’ agreement for the JV Company was signed, which reduced the Company’s equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As a result, the Company received its first installment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025), and paid transaction costs related to this sale of approximately $2.4 million. In addition, the Company received $11.1 million for the second installment payment during the three months ended December 31, 2025, and $30.3 million for the third installment payment during the three months ended March 31, 2026, and had a receivable balance of $15.6 million as of March 31, 2026, which is included in the receivable from sale of equity interest in the JV Company line on the Condensed Consolidated Balance Sheets. The remaining installment will be received subject to satisfaction of certain conditions, which require the Company's continuing involvement, including voting in shareholder meetings to complete the transaction in accordance with the equity transfer agreement, plus other administrative actions. As a result of the sales transaction, the Company evaluated the factors that indicate the ability to exercise its significant influence to the JV Company, including but not limited to representation on the board, material intra-entity transactions, and participation in policy making process. The Company concluded that it continues to have the ability to exercise significant influence over the operating and financial policies of the JV Company and accordingly accounts for the investment using the equity method of accounting.

The Company reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information from the JV Company. During the three months ended March 31, 2026, the Company recorded a $0.2 million loss, using lag reporting. During the nine months ended March 31, 2026, the Company recorded $1.1 million income, including the $1.1 million gain on the related sale of a portion of its interest in the equity method investment and immaterial income of its equity share of the JV Company, using lag reporting. During the three and nine months ended March 31, 2025, the Company recorded a $0.3 million loss and a $1.8 million loss, respectively, on its equity share of the JV Company, using lag reporting, as well as a gain of $0.5 million on the change of equity interest in the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of March 31, 2026, the Company owned approximately 18.9% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of nil and $1.1 million for the three and nine months ended March 31, 2026, respectively and $2.0 million and $7.3 million for the three and nine months ended March 31, 2025, respectively. The purchases by AOS for the three and nine months ended March 31, 2026 were $26.5 million and $81.9 million, respectively, and for the three and nine months ended March 31, 2025 were $25.9 million and $82.4 million, respectively. Due to the right of offset of receivables and payables with the JV Company, as of March 31, 2026 and June 30, 2025, AOS recorded the net amount of $16.7 million and $15.8 million, respectively, as a payable related to equity investee, net, on the Condensed Consolidated Balance Sheet. During the three and nine months ended March 31, 2026, the Company also recorded nil and approximately $1.9 million, respectively, of other income for certain services the Company provided to the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands, except per share data)
Numerator:
Net loss	$(13,787)	$(10,807)	$(29,202)	$(19,917)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	29,807	29,530	29,887	29,232
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	29,807	29,530	29,887	29,232
Net loss per common share:
Basic	$(0.46)	$(0.37)	$(0.98)	$(0.68)
Diluted	$(0.46)	$(0.37)	$(0.98)	$(0.68)
The following potential dilutive securities were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Employee stock options and RSUs	2,221	2,322	2,367	2,493
ESPP	1,200	524	1,009	652
Total potential dilutive securities	3,421	2,846	3,376	3,145

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
Percentage of revenue	2026	2025	2026	2025
Customer A	17.0%	22.9%	20.0%	22.1%
Customer B	53.8%	50.5%	53.1%	51.6%

	March 31, 2026	June 30, 2025
Percentage of accounts receivable
Customer A	*	14.9%
Customer B	65.4%	52.3%

* Less than 10%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	March 31, 2026	June 30, 2025
	(in thousands)
Accounts receivable	$75,136	$75,604
Less: Allowance for price adjustments	(36,771)	(40,802)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$38,335	$34,772

Inventories:

	March 31, 2026	June 30, 2025
	(in thousands)
Raw materials	$71,651	$81,341
Work-in-process	100,149	91,591
Finished goods	27,249	16,745
	$199,049	$189,677

Other current assets:

	March 31, 2026	June 30, 2025
	(in thousands)
Value-added tax receivable	$374	$339
Other prepaid expenses	1,944	2,383
Prepaid insurance	1,656	3,669
Prepaid maintenance	1,229	1,990
Deposit with supplier	587	7,073
Prepaid income tax	582	336
Interest receivable	187	191
Short term deposit	744	534
Other receivables	1,854	1,700
	$9,157	$18,215

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	March 31, 2026	June 30, 2025
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	73,382	71,961
Manufacturing machinery and equipment	465,159	442,462
Equipment and tooling	39,580	37,918
Computer equipment and software	54,031	53,509
Office furniture and equipment	3,617	3,267
Leasehold improvements	43,810	43,901
	684,456	657,895
Less: Accumulated depreciation and amortization	(409,022)	(371,836)
	275,434	286,059
Equipment and construction in progress	38,814	28,038
Property, plant and equipment, net	$314,248	$314,097

Intangible assets, net:

	March 31, 2026	June 30, 2025
	(in thousands)
Patents and technology rights	$18,037	$18,037
Software license	1,485	—
Trade name	268	268
Customer relationships	1,150	1,150
	20,940	19,455
Less: Accumulated amortization	(19,734)	(19,455)
	1,206	—
Goodwill	269	269
Intangible assets, net	$1,475	$269

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2026 (Remaining)	$128
2027	513
2028	513
2029	52
$1,206

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	March 31, 2026	June 30, 2025
	(in thousands)
Prepayments for property and equipment	$1,496	$1,973
Customs deposit	702	814
Deposit with supplier	23,042	18,080
Long-term loan receivable	8,040	—
Office leases deposits	1,127	1,358
Other	529	541
	$34,936	$22,766
Accrued liabilities:

	March 31, 2026	June 30, 2025
	(in thousands)
Accrued compensation and benefits	$21,421	$17,766
Warranty accrual	2,060	2,118
Stock rotation accrual	6,442	6,184
Accrued professional fees	2,662	3,399
Accrued inventory	862	1,465
Accrued facilities related expenses	2,373	2,184
Accrued property, plant and equipment	4,208	2,704
Other accrued expenses	4,994	4,755
Customer deposits	10,358	17,030
ESPP payable	3,626	1,422
	$59,006	$59,027
Short-term customer deposits are payments received from customers for securing future product shipments. As of March 31, 2026, $5.0 million for such deposits were from Customer A, $1.0 million were from Customer B, and $4.4 million were from other customers. As of June 30, 2025, $7.0 million were from Customer A, $2.0 million were from Customer B, and $8.0 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$2,118	$2,407
Additions	1,342	884
Released	—	(700)
Utilization	(1,400)	(542)
Ending balance	$2,060	$2,049

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Nine Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$6,184	$4,660
Additions	11,806	8,175
Utilization	(11,548)	(7,860)
Ending balance	$6,442	$4,975
Other long-term liabilities:

	March 31, 2026	June 30, 2025
	(in thousands)
Customer deposits	$3,457	$7,000
Other	674	—
Other long-term liabilities	$4,131	$7,000

Customer deposits in other long-term liabilities are payments received from customers for securing future product shipments. As of March 31, 2026, there were no customer deposits from Customer A and $3.5 million were from other customers. As of June 30, 2025, $5.0 million were from Customer A and $2.0 million were from other customers.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Bank Borrowings

Accounts Receivable Factoring Agreement

On August 9, 2019, one of the Company’s wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of March 31, 2026, there was no outstanding balance.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.9 million as of March 31, 2026. As of March 31, 2026, the outstanding balance of this debt financing was $4.4 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5-year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full and this agreement was terminated. As of March 31, 2026, there was no outstanding balance.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2026 (Remaining)			$737
2027			3,095
2028			536
Total principal			$4,368

	Short-term Debt	Long-term Debt	Total
Principal amount	3,036	1,332	$4,368

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating leases:
Fixed rent expense	$1,644	$1,611	$4,922	$4,756
Variable rent expense	249	289	788	828
Finance lease:
Amortization of equipment	128	128	385	385
Interest	32	50	110	164
Short-term leases
Short-term lease expenses	74	48	154	122
Total lease expenses	$2,127	$2,126	$6,359	$6,255

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	March 31, 2026	June 30, 2025
Operating Leases:
Right-of-use assets associated with operating leases	$22,481	$21,288
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(2,069)	(1,684)
Property, plant and equipment, net	$3,064	$3,449

Weighted average remaining lease term (in years)
Operating leases	4.24	5.00
Finance lease	1.50	2.25

Weighted average discount rate
Operating leases	4.91%	4.88%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Nine Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,151	$4,830
Operating cash flows from finance lease	$110	$164
Financing cash flows from finance lease	$748	$694

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$5,508	$945

Future minimum lease payments are as follows as of March 31, 2026 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2026	$1,764	$286
2027	6,986	1,144
2028	6,416	191
2029	4,773	—
2030	3,729	—
Thereafter	2,094	—
Total minimum lease payments	25,762	1,621
Less: Amounts representing interest	(2,528)	(88)
Total lease liabilities	$23,234	$1,533

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Share Repurchase

In November 2025, the Board of Directors of the Company approved a new share repurchase program (the “Repurchase Program”) that authorizes the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company’s share-based compensation programs. Gains on the reissuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or reissuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.

During the nine months ended March 31, 2026, the Company repurchased an aggregate of 941,883 shares from the open market, for a total cost of $18.1 million, excluding fees and related expenses, at an average price of $19.22 per share. As of March 31, 2026, approximately $11.9 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’s TRSU activities for the nine months ended March 31, 2026:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,491,926	$28.50	1.66	$38,282,821
Granted	756,381	$22.42
Vested	(533,089)	$30.63
Forfeited	(94,803)	$29.27
Nonvested at March 31, 2026	1,620,415	$24.91	1.85	$35,908,396

Market-based Restricted Stock Units (“MSUs”)

During the quarters ended of December 31, 2021 and September 30, 2018, the Company granted 1.0 million and 1.3 million of MSUs to certain personnel, respectively. For additional information, refer to “Note 10 — Share-based Compensation” in the Notes to the Consolidated Financial Statements within Item 8 of the Company’s 2025 Form 10-K. In March 2026, the Company reassessed the estimated achievement of the performance conditions associated with the MSUs granted in December 2021, and concluded that a lower outcome was estimated to be achieved. As a result, the Company reversed $3.2 million of expenses previously recognized in prior periods during the quarter ended March 31, 2026. The Company recorded $(2.3) million and $0.5 million of MSUs expenses for the three and nine months ended March 31, 2026, respectively, and $1.5 million and $4.1 million of expenses during the three and nine months ended March 31, 2025, respectively.

The following table summarizes the Company’s MSUs activities for the nine months ended March 31, 2026:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	1,436,000	$32.32	2.89	$36,847,760
Vested	(267,500)	$5.17
Forfeited	(74,000)	$48.44
Nonvested at March 31, 2026	1,094,500	$37.86	2.64	$24,254,120

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.1 million and $3.4 million of expenses, using the accelerated attribution method, for these PRSUs during the three and nine months ended March 31, 2026, respectively, and $1.0 million and $2.9 million for the three and nine months ended March 31, 2025, respectively.

The following table summarizes the Company’s PRSUs activities for the nine months ended March 31, 2026:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2025	409,563	$27.71	1.85	$10,509,387
Granted	204,000	$21.43
Vested	(138,808)	$30.75
Forfeited	(11,817)	$46.07
Nonvested at March 31, 2026	462,938	$23.56	2.07	$10,258,706
Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Nine Months Ended March 31,
2026
Volatility rate	76.0%
Risk-free interest rate	3.7%
Expected term	1.3 years
Dividend yield	—%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Loss for the periods presented was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of goods sold	$1,071	$1,047	$3,368	$3,185
Research and development	1,231	1,890	5,378	6,018
Selling, general and administrative	2,799	4,199	11,760	12,785
	$5,101	$7,136	$20,506	$21,988

As of March 31, 2026, total unrecognized compensation cost under the Company’s share-based compensation plans was $47.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Income Taxes

The Company recognized income tax expense of approximately $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense of $1.0 million for the three months ended March 31, 2026 included a $0.1 million discrete tax expense. The income tax expense of $0.7 million for the three months ended March 31, 2025 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2026 and 2025 was $0.9 million and $0.6 million, respectively, and the effective tax rate for the three months ended March 31, 2026 and 2025 was (7.4)% and (5.8)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

The Company recognized income tax expense of approximately $4.4 million and $2.9 million for the nine months ended March 31, 2026 and 2025, respectively. The income tax expense of $4.4 million for the nine months ended March 31, 2026 included a $0.2 million discrete tax expense. The income tax expense of $2.9 million for the nine months ended March 31, 2025 included a $0.2 million discrete tax expense. Excluding the discrete income tax items, income tax expense for the nine months ended March 31, 2026 and 2025 was $4.2 million and $2.7 million, respectively, and the effective tax rate for the nine months ended March 31, 2026 and 2025 was (17.0)% and (16.1)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year, including reporting $0.7 million of income tax expense related to the Company’s income from its investment in CQJV for the nine months ended March 31, 2026 versus a $0.2 million tax benefit for the nine months ended March 31, 2025. In addition, income tax payable increased by $10.4 million and deferred tax liability decreased by $10.5 million as a result of the sale of approximately 20.3% of the Company’s equity interest in the JV company for $150 million during the nine months ended March 31, 2026. The Company made income tax payments of approximately $0.7 million and $9.3 million during the three and nine months ended March 31, 2026, respectively, as a result of the sale transaction.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2026, the gross amount of unrecognized tax benefits was approximately $10.9 million, of which $7.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Hong Kong	$155,655	$141,316	$489,833	$445,451
China	4,602	18,701	9,623	55,871
South Korea	520	515	1,468	1,214
United States	2,151	1,167	4,595	2,939
Other countries	864	2,936	3,037	14,203
	$163,792	$164,635	$508,556	$519,678

The following is a summary of revenue by product type:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Power discrete	$115,051	$106,822	$324,542	$342,232
Power IC	46,890	54,576	178,425	161,251
Packaging and testing services and other	1,851	438	5,589	2,354
License and development services	—	2,799	—	13,841
	$163,792	$164,635	$508,556	$519,678

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	March 31, 2026	June 30, 2025
	(in thousands)
China	$104,041	$99,389
United States	226,447	230,518
Other countries	6,241	5,478
	$336,729	$335,385

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company had approximately $57.2 million of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others, as well as $14.8 million of capital commitments for the purchase of property and equipment. Purchase commitments are generally restricted to a purchase forecast as mutually agreed between the parties. This purchase forecast can vary among different suppliers.
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

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at March 31, 2026 and June 30, 2025.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information set forth under the heading “Other Factors affecting our Performance.” Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “AOS,” the “Company,” “we,” “us” and “our” refer to Alpha and Omega Semiconductor Limited and its subsidiaries.

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s 2025 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2025.
Overview
We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,800 products, and has grown with the introduction of over 100 new products in the fiscal year ended June 30, 2025, and over 100 and 60 new products in the fiscal years ended June 30, 2024 and 2023, respectively. During the nine months ended March 31, 2026, we introduced 48 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 956 patents and 74 patent applications in the United States as of March 31, 2026. We also have a total of 1,087 foreign patents, which primarily were based on our research and development efforts through March 31, 2026. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

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

During the fiscal quarter ended March 31, 2026, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

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

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As of August 29, 2025, all of the conditions for the first installment were satisfied, and we received our first installment payment of RMB 676 million (or $94.5 million based on the currency exchange rate between RMB and U.S. Dollar on August 29, 2025). In addition, we received $11.1 million for the second installment payment during the three months ended December 31, 2025, and $30.3 million for the third installment payment during the three months ended March 31, 2026. We expect to receive the remaining installment payment of approximately $15.6 million and close the transaction in the near future. We believe this sale provides additional and significant capital for us to continue investment in technology, R&D projects and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We use the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. As of June 30, 2025, all revenue has been recognized and all consideration has been received associated with the license agreement, therefore we no longer have any obligations under the license agreement. During the three and nine months ended March 31, 2026, we recorded nil of license and development revenue, respectively. During the three and nine months ended March 31, 2025 we recorded $2.8 million and $13.8 million of license and development revenue, respectively. We also entered into an accompanying supply agreement to provide limited wafer supply to the customer.
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

Results of Operations
The following tables set forth statements of loss, also expressed as a percentage of revenue, for the three and nine months ended March 31, 2026 and 2025. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Revenue	$163,792	$164,635	100.0%	100.0%	$508,556	$519,678	100.0%	100.0%
Cost of goods sold	129,262	129,458	78.9%	78.6%	396,357	399,964	77.9%	77.0%
Gross profit	34,530	35,177	21.1%	21.4%	112,199	119,714	22.1%	23.0%
Operating expenses
Research and development	26,052	23,398	15.9%	14.2%	75,402	69,844	14.8%	13.4%
Selling, general and administrative	22,536	22,437	13.8%	13.6%	69,004	66,688	13.6%	12.8%
Total operating expenses	48,588	45,835	29.7%	27.8%	144,406	136,532	28.4%	26.2%
Operating loss	(14,058)	(10,658)	(8.6)%	(6.4)%	(32,207)	(16,818)	(6.3)%	(3.2)%

Other income (loss), net	587	(65)	0.4%	0.0%	3,949	(52)	0.8%	0.0%
Interest income	990	927	0.6%	0.5%	3,006	3,327	0.6%	0.6%
Interest expenses	(139)	(596)	(0.1)%	(0.4)%	(653)	(2,109)	(0.1)%	(0.4)%
Net loss before income taxes and equity method investment (loss) income	(12,620)	(10,392)	(7.7)%	(6.3)%	(25,905)	(15,652)	(5.0)%	(3.0)%
Income tax expense	1,015	660	0.6%	0.4%	4,432	2,942	0.9%	0.6%
Net loss before equity method investment (loss) income	(13,635)	(11,052)	(8.3)%	(6.7)%	(30,337)	(18,594)	(5.9)%	(3.6)%
Equity method investment (loss) income	(152)	245	(0.1)%	0.1%	1,135	(1,323)	0.2%	(0.2)%
Net loss	$(13,787)	$(10,807)	(8.4)%	(6.6)%	$(29,202)	$(19,917)	(5.7)%	(3.8)%

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Cost of goods sold	$1,071	$1,047	0.6%	0.6%	$3,368	$3,185	0.6%	0.6%
Research and development	1,231	1,890	0.8%	1.1%	5,378	6,018	1.1%	1.2%
Selling, general and administrative	2,799	4,199	1.7%	2.6%	11,760	12,785	2.3%	2.5%
Total	$5,101	$7,136	3.1%	4.3%	$20,506	$21,988	4.0%	4.3%

Three and Nine Months Ended March 31, 2026 and 2025
Revenue
The following is a summary of revenue by product type:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Power discrete	$115,051	$106,822	$8,229	7.7%	$324,542	$342,232	$(17,690)	(5.2)%
Power IC	46,890	54,576	(7,686)	(14.1)%	178,425	161,251	17,174	10.7%
Packaging and testing services and other	1,851	438	1,413	322.6%	5,589	2,354	3,235	137.4%
License and development services	—	2,799	(2,799)	(100.0)%	—	13,841	(13,841)	(100.0)%
	$163,792	$164,635	$(843)	(0.5)%	$508,556	$519,678	$(11,122)	(2.1)%
The following is a summary of revenue by end market:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in thousands)		(% of revenue)		(in thousands)		(% of revenue)
Computing	$80,411	$78,784	49.1%	47.9%	$258,058	$231,229	50.7%	44.5%
Consumer	19,365	21,459	11.8%	13.0%	62,087	75,724	12.2%	14.6%
Communication	33,677	28,383	20.6%	17.2%	99,377	96,969	19.5%	18.7%
Power Supply and Industrial	28,488	32,772	17.4%	19.9%	83,445	99,561	16.5%	19.2%
Packaging and testing services and other	1,851	438	1.1%	0.3%	5,589	2,354	1.1%	0.4%
License and development services	—	2,799	—%	1.7%	—	13,841	—%	2.6%
	$163,792	$164,635	100.0%	100.0%	$508,556	$519,678	100.0%	100.0%

Total revenue was $163.8 million for the three months ended March 31, 2026, a decrease of $0.8 million, or 0.5% as compared to $164.6 million for the same quarter last year. The decrease was primarily due to a decrease of $7.7 million in sales of power IC products and a decrease of $2.8 million in license and development services, partially offset by an increase of $8.2 million in sales of power discrete products and an increase of $1.4 million in packaging and testing services and other. The net increase in power discrete products and power IC products sales was primarily due to a 4.1% increase in average selling price, partially offset by a 3.6% decrease in unit shipment as compared to same quarter last year due to a shift in product mix. Such net increase in revenues was primarily driven by an increase in communication markets, particularly in battery products, offset by a decrease in power supply and industrial markets, particularly in power tools products. The increase in revenue of packaging and testing services and other for the three months ended March 31, 2026, as compared to same quarter last year, was primarily due to increased demand. The decrease in license and development services for the three months ended March 31, 2026 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.

Total revenue was $508.6 million for the nine months ended March 31, 2026, a decrease of $11.1 million, or 2.1% as compared to $519.7 million for the same period last year. The decrease was primarily due to a decrease of $17.7 million in sales of power discrete products, as well as a decrease of $13.8 million in license and development services, partially offset by an increase of $17.2 million in sales of power IC products and an increase of $3.2 million in packaging and testing services and other. The net decrease in power discrete products and power IC products sales was primarily due to a 2.9% decrease in unit shipment, partially offset by a 2.9% increase in average selling price as compared to same period last year due to a shift in product mix. Such net decrease in revenues was primarily driven by a decrease in consumer markets, particularly in home appliances and gaming products, and a decrease in power supply and industrial markets, particularly in power tools products and quick chargers products, partially offset by an increase in the computing markets, particularly in notebook. The increase in revenue from packaging and testing services and other for the nine months ended March 31, 2026, as compared to same period last year, was primarily due to increased demand. The decrease in license and development services for the nine months ended March 31, 2026 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed during the three months ended March 31, 2025.
Cost of goods sold and gross profit

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$129,262	$129,458	$(196)	(0.2)%	$396,357	$399,964	$(3,607)	(0.9)%
Percentage of revenue	78.9%	78.6%			77.9%	77.0%
Gross profit	$34,530	$35,177	$(647)	(1.8)%	$112,199	$119,714	$(7,515)	(6.3)%
Percentage of revenue	21.1%	21.4%			22.1%	23.0%

Cost of goods sold was $129.3 million for the three months ended March 31, 2026, a decrease of $0.2 million or 0.2%, as compared to $129.5 million for the same quarter last year. The decrease was primarily due to 0.5% decrease in sales. Gross margin decreased by 0.3 percentage points to 21.1% for the three months ended March 31, 2026, as compared to 21.4% for the same quarter last year. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the three months ended March 31, 2026.

Cost of goods sold was $396.4 million for the nine months ended March 31, 2026, a decrease of $3.6 million, or
0.9%, as compared to $400.0 million for the same period last year. The decrease was primarily due to 2.1% decrease in sales. Gross margin decreased by 0.9 percentage points to 22.1% for the nine months ended March 31, 2026, as compared to 23.0% for the same period last year. The decrease in gross margin was primarily due to higher material costs and lower unit shipments during the current periods.

Research and development expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$26,052	$23,398	$2,654	11.3%	$75,402	$69,844	$5,558	8.0%

Research and development expenses were $26.1 million for the three months ended March 31, 2026, an increase of $2.7 million, or 11.3%, as compared to $23.4 million for the same quarter last year. The increase was primarily attributable to a $1.7 million increase in employee compensation and benefit expense mainly due to higher bonus expense, increased headcount and merit salary increases, a $1.3 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.5 million increase in consulting and recruiting fees and $0.8 million increase in allocation, partially offset by a $1.1 million decrease in depreciation expenses and a $0.7 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021.

Research and development expenses were $75.4 million for the nine months ended March 31, 2026, an increase of $5.6 million, or 8.0%, as compared to $69.8 million for the same period last year. The increase was primarily attributable to a

$4.6 million increase in employee compensation and benefit expense mainly due to higher bonus expense, increased headcount and merit salary increases, a $2.6 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.7 million increase in consulting and recruiting fees and $1.4 million increase in allocation, partially offset by a $3.3 million decrease in depreciation expenses and a $0.6 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021.
Selling, general and administrative expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$22,536	$22,437	$99	0.4%	$69,004	$66,688	$2,316	3.5%

Selling, general and administrative expenses were $22.5 million for the three months ended March 31, 2026, an increase of $0.1 million, or 0.4%, as compared to $22.4 million for the same quarter last year. The increase was primarily due to a $0.5 million increase in employee compensation and benefit expenses primarily due to merit salary increases and higher bonus expense, a $0.4 million increase in legal expenses, $0.3 million increase in design-win commission and a $0.1 million increase in audit and tax professional service fees, offset by $1.4 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021. In addition, during the three months ended March 31, 2026, we identified one purchased manufacturing equipment, for which we were unable to meet our production process requirements. Because the equipment had no alternative uses, we recorded an impairment of $0.3 million related to such equipment.

Selling, general and administrative expenses were $69.0 million for the nine months ended March 31, 2026, an increase of $2.3 million, or 3.5%, as compared to $66.7 million for the same period last year. The increase was primarily due to a $1.7 million increase in employee compensation and benefits expenses primarily due to merit salary increases and higher bonus expense, a $0.9 million increase in legal expenses, and a $0.6 million increase in audit and tax professional service fees, offset by a $1.0 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021. and $0.1 million decrease in design-win commission expense. In addition, during the nine months ended March 31, 2026, we recorded an impairment of $0.3 million related to an equipment.

Other income (loss), net

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$587	$(65)	$652	(1,003.1)%	$3,949	$(52)	$4,001	(7,694.2)%
Other income (loss), net increased in the three months ended March 31, 2026, as compared to the same quarter last year primarily due to an increase in foreign currency exchange gain as a result of the appreciation of RMB against USD.
Other income (loss), net increased in the nine months ended March 31, 2026, as compared to the same periods last year primarily due to an increase in foreign currency exchange gain as a result of the appreciation of RMB against USD, as well as $1.9 million of certain services were provided by the Company to the JV Company.
Interest income

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest income	$990	$927	$63	6.8%	$3,006	$3,327	$(321)	(9.6)%

Interest income increased in the three months ended March 31, 2026, as compared to the same quarter last year primarily due to higher cash balances in the current quarter.
Interest income decreased in the nine months ended March 31, 2026, as compared to the same period last year primarily due to lower interest rates in the current periods.
Interest expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(139)	$(596)	$457	(76.7)%	$(653)	(2,109)	$1,456	(69.0)%
Interest expense decreased in the three and nine months ended March 31, 2026 as compared to the same period last year primarily due to lower outstanding loan balance in the current periods.
Equity method investment income (loss)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Equity method investment (loss) income	$(152)	$245	$(397)	(162.0)%	$1,135	$(1,323)	$2,458	(185.8)%

Equity method investment loss increased in the three months ended March 31, 2026, as compared to the same quarter last year as a result of a $0.5 million gain on the change of equity interest in the JV Company recorded in the three months ended March 31, 2025. On December 30, 2024, the JV Company signed an investment agreement with an investor, pursuant to which the investor agreed to invest RMB 500 million (or $68.5 million based on currency exchange rate between RMB and U.S. Dollar on December 31, 2024) in the JV Company. This transaction closed on January 15, 2025, at which time, the percentage of outstanding JV Company’s equity interest owned by us was reduced to approximately 39.2%.
Equity method investment income increased in the nine months ended March 31, 2026, as compared to the same period last year as a result of the gain from the sales of 20.3% outstanding equity interest in the JV Company in August 2025, as well as an income recorded from the equity method investment during the nine months ended March 31, 2026, compared to the equity method investment loss in the same period last year.
Income tax expense

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,015	$660	$355	53.8%	$4,432	$2,942	$1,490	50.6%

We recognized income tax expense of approximately $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense of $1.0 million for the three months ended March 31, 2026 included a $0.1 million discrete tax expense. The income tax expense of $0.7 million for the three months ended March 31, 2025 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended March 31, 2026 and 2025 was $0.9 million and $0.6 million, respectively, and the effective tax rate for the three months ended March 31, 2026 and 2025 was (7.4)% and (5.8%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

We recognized income tax expense of approximately $4.4 million and $2.9 million for the nine months ended March 31, 2026 and 2025, respectively. The income tax expense of $4.4 million for the nine months ended March 31, 2026 included a

$0.2 million discrete tax expense. The income tax expense of $2.9 million for the nine months ended March 31, 2025 included a $0.2 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the nine months ended March 31, 2026 and 2025 was $4.2 million and $2.7 million, respectively, and the effective tax rate for the nine months ended March 31, 2026 and 2025 was (17.0)% and (16.1%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current year and the same period of last year, including reporting $0.7 million of income tax expense related to the Company’s income from its investment in CQJV for the nine months ended March 31, 2026 versus a $0.2 million tax benefit for the nine months ended March 31, 2025. In addition, income tax payable increased by $10.4 million and deferred tax liability decreased by $10.5 million as a result of the sale of approximately 20.3% of the Company’s equity interest in the JV company for $150 million during the nine months ended March 31, 2026 . We made income tax payments of approximately $0.7 million and $9.3 million during the three and nine months ended March 31, 2026, respectively, as a result of the sale transaction.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of March 31, 2026, the gross amount of unrecognized tax benefits was approximately $10.9 million, of which $7.5 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determine the liabilities are no longer necessary.

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

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.9 million as of March 31, 2026. As of March 31, 2026, the outstanding balance of this debt financing was $4.4 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading our fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by us. The agreement has a 5.5-year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on adjusted SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that we are required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, we paid the outstanding balance in full and this agreement was terminated. As of March 31, 2026, there was no outstanding balance.

On August 9, 2019, one of our wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. We are the guarantor for this agreement. We are accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of March 31, 2026, there was no outstanding balance.

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
Cash, cash equivalents and restricted cash
As of March 31, 2026 and June 30, 2025, we had $190.7 million and $153.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $190.7 million and $153.5 million cash, cash equivalents and restricted cash, $81.2 million and $40.7 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(6,280)	$32,494
Net cash provided by (used in) investing activities	88,187	(22,167)
Net cash used in financing activities	(44,591)	(16,266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,184	$(5,974)

Cash flows from operating activities
For the nine months ended March 31, 2026, the $38.8 million decrease in cash provided by operating activities compared to the same period last year was primarily due to an increase of net loss of $9.3 million, a decrease of non-cash expenses of $15.9 million, which includes an increase of $8.1 million in deferred income tax, net, a decrease of $4.2 million in depreciation and amortization, and an increase of $2.5 million in equity method investment gain due to the 20.3% equity method investment sale and income recorded from the equity method investment in current period, compared to a loss recorded from the equity method investment in the same period last year, an increase of $17.0 million in inventory purchase, a decrease of accounts payable of $20.9 million primarily due to timing of payment, and a decrease of $5.1 million in net payable, equity investee. These sources of cash were offset by a decrease of $12.3 million in accounts receivable, $4.0 million increase in deferred revenue, an increase of $11.5 million in accrued and other liabilities, and an increase of $2.6 million in income tax payable primarily due to the sale of the 20.3% interest in the equity method investment.
Cash flows from investing activities
For the nine months ended March 31, 2026, the $110.4 million increase in cash provided by investing activities compared to the same period last year was primarily due to $133.5 million of proceeds from sale of equity interest in the JV Company, net with transaction costs, partially offset by $14.0 million of more purchases of property and equipment, $8.0 million of a loan issued to a supplier, and $0.6 million of more purchase of intangible assets, as well a $0.5 million less government grant related to equipment in the nine months ended March 31, 2026 compared to the same period last year.
Cash flows from financing activities
For the nine months ended March 31, 2026, the $28.3 million increase in cash used in financing activities compared to the same period last year was primarily due to $13.7 million of repayment of loan borrowings and $18.2 million of payment for repurchases of common shares, partially offset by $3.5 million of withholding tax on restricted stock units.
Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our 2025 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2025 Form 10-K, filed with the SEC on August 28, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our 2025 Form 10-K, filed with the SEC on August 28, 2025, contains risk factors identified by the Company. Except as set forth below, there have been no material changes to those risk factors.

Our recent sale of equity interest in the JV Company is subject to certain closing conditions, and if the conditions are not met, we may not receive a portion or the cash proceeds for the sale, and we may be required to unwind the transaction, which will adversely affect our financial results and reputation.

On July 14, 2025, we entered into an equity transfer agreement with a third-party strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. Such conditions include, among other things, shareholder approval by the JV Company and certain registrations, approvals by government authorities and closing of additional investment by the strategic investor in the JV Company’s equity, which are outside of our control. For a more detailed description of the installment payments and related conditions, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview. On August 29, 2025, we received the first installment payment of RMB 676 million (approximately $94.5 million based on the exchange rate on August 29, 2025). In addition, we received $11.1 million for the second installment payment during the three months ended December 31, 2025, and $30.3 million for the third installment payment during the three months ended March 31, 2026. We expect to receive the remaining installment payment of approximately $15.8 million and close the transaction in the near future. We cannot be certain that the conditions for the remaining installments will be satisfied on a timely basis, including those conditions that are outside of our control. If these conditions are not met by the deadlines as set forth in the equity transfer agreement, we may not be able to receive a portion or the cash proceeds from the sale, which may adversely affect our ability to continue investment in technology, R&D projects and acquisition of assets complimentary to our business operations. Furthermore, failure to meet these conditions may require the parties to terminate and unwind the transaction, which will adversely affect our reputation, business operations and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2025, the Board of Directors approved a repurchase program (the “Repurchase Program”) that allowed us to repurchase our common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Repurchase Program will enhance the value of our shares. As of March 31, 2026, approximately $11.9 million remained available under the Repurchase Program.

The following table sets forth the share repurchases under this program during the third fiscal quarter ended March 31, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$—	—
February 1, 2026 to February 28, 2026	28,159	$18.54	28,159
March 1, 2026 to March 31, 2026	185,351	$19.71	185,351
Total repurchase during three months ended March 31, 2026	213,510	$19.55	213,510	$11,896,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers and directors during the three months ended March 31, 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date (1)	Aggregate number of common shares to be sold pursuant to 10b5-1 trading agreements
Claudia Chen	Independent Director	February 20, 2026	December 31, 2027	4,061
1. Each plan will expire on the earlier of the end date and the completion of all transactions under the trading agreements.

ITEM 6. EXHIBITS

10.1†	Calendar Year 2026 Executive Incentive Cash Bonus Plan
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)