Form 10-K
period 2026-06-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2026-08-27
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
Richmond House, 12 Par-la-Ville Road
Hamilton HM 08, Bermuda
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting shares held by non-affiliates of the registrant as of December 31, 2025 was approximately $487 million based on the closing price of the registrant's common share as reported on the NASDAQ Global Select Market on December 31, 2025 (the last business day of the registrant's most recently completed second fiscal quarter). The common shares of the registrant held by each executive officer and director and certain affiliated shareholders who beneficially owned 10% or more of the outstanding common shares of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,259,255 shares of the registrant's common shares outstanding as of July 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the registrant's 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Definitive Proxy Statement is expected to be filed within 120 days of the registrant's fiscal year ended June 30, 2026.

Alpha and Omega Semiconductor Limited
Form 10-K
For the Year Ended June 30, 2026

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
Overview

We are a designer, developer and global supplier of a broad portfolio of power semiconductors. Our portfolio of power semiconductors includes approximately 2,900 products, and has grown with the introduction of over 70 new products in the fiscal year ended June 30, 2026, and over 100 new products in each of the fiscal years ended June 30, 2025 and 2024, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 961 issued patents and 78 pending patents in the United States as of June 30, 2026. We also have a total of 991 foreign patents, which were based primarily on our research and development efforts through June 30, 2026. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

During the fiscal year ended June 30, 2026, we continued our diversification strategy by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, portfolio expanded significantly across a full range of voltage applications. We also developed new technologies and products designed to penetrate into markets beyond our MOSFET computing base, including the consumer, communications and industrial markets, Insulated Gate Bipolar Transistors, or IGBTs and integrated power modules for the home appliance market, as well as power integrated circuits (“ICs”) for personal computing (“PC”), advanced computing and gaming applications.

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

We hold a minority equity interest in a power semiconductor packaging, testing and 12-inch wafer fabrication facility (the “JV Company”) in the LiangJiang New Area of Chongqing, China, which provides us with significant level of foundry and packaging capacity to enable us to develop and manufacture our products. Pursuant to an agreement with the JV Company and other shareholders of the JV Company, the JV Company is committed to providing us with a specified level of monthly wafer production capacity. On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. During fiscal year 2026, all of the conditions for installments were satisfied, and we received all installment payments. We believe this sale provides additional and significant capital for us to continue investment in technology, new product development and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide. As of June 30, 2026, the percentage of outstanding JV equity interest beneficially owned by us was 18.9%.
Our industry
Semiconductors are electronic devices that perform a variety of functions, such as converting or controlling signals, processing data and delivering or managing power. The functionality and performance of semiconductors have generally increased over time. These advances have led to a proliferation of more complex semiconductors being used in a wide variety of consumer, computing, communications and industrial markets and have contributed to the growth of the semiconductor industry. Regulations governing energy efficiency have accelerated this process in many applications.
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
Our strategies
We seek to advance our position as a designer, developer and global supplier of a broad portfolio of power semiconductors. We have adopted strategies that allow us to balance the development of proprietary technology at in-house fabrication and packaging facilities and also utilize the capacity and manufacturing capability of third-party foundries and subcontractors. This enables us to bring new products to market faster, and improve our financial performance in the long run. This model also allows us to respond more quickly to our customer demands, enhances relationships with strategic customers, provides flexibility in capacity management, and enables geographic diversification of our supply chain. Our in-house manufacturing capability allows us to retain a higher level of control over the development and application of our proprietary process technology, thereby reducing certain supply chain and operational risks. In addition, we enhanced the manufacturing capability and capacity of our Oregon Fab by investing in new equipment and expanding factory facilities, which we expect will have a positive impact on our future new product development and revenue. We intend to continue exploring opportunities to expand our manufacturing capabilities, including acquisition of existing facilities, formation of joint ventures or partnerships with third parties or applying for government funding or grants in the semiconductor industry.

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

We plan to further expand the breadth of our product portfolio to increase our total bill-of-materials within an electronic system and to address the power requirements of additional electronic systems. Our product portfolio currently consists of approximately 2,900 products and we have introduced over 70 new products in this past fiscal year. We will continue to leverage our expertise to further increase our product lines, including higher performance power ICs, IGBTs and high, medium and low voltage MOSFETs, in order to broaden our addressable market and improve our margin profile. This includes expanding our power IC portfolio with multiphase controllers and smart power stages to address advanced System on Chip (SoC) products used in personal computing, AI, graphics cards, and gaming.
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
Increase direct relationships and product penetration with OEM and ODM customers

We have developed direct relationships with key OEMs that are responsible for branding, designing and marketing a broad array of electronic products, as well as ODMs that have traditionally been responsible for manufacturing these products. We are also focusing on developing and solidifying relationships with certain Tier 1 customers, whose reputation, resources and market share may enable us to generate more significant sales and design wins, and we believe long-term relationships with Tier 1 customers will be a critical factor in our strategy to grow and expand our business operations. While OEMs typically focus design efforts on flagship products, ODMs are increasingly responsible for designing portions, or entire systems, of the products they manufacture for OEMs. In addition, several ODMs are beginning to design, manufacture and brand their own proprietary products which are sold directly to consumers. We intend to strengthen our existing relationships and form new ones with both OEMs and ODMs by aligning our product development efforts with their product requirements, thereby increasing the number of our products used within their systems, and leveraging relationships to penetrate other product applications. In addition, we are focusing our research and development efforts to respond more directly to market demand by designing and developing new products based on feedback from our customers, which also allows us to reduce time-to-market and sales cycles.
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

Our power discrete products consist of low, medium and high voltage power MOSFETs. Our low voltage MOSFET series is based on our proprietary silicon and package technologies, with deep application know-how in various markets. We have precisely defined technology platforms to address different requirements from various applications. Our medium voltage MOSFETs provide optimized performance with high efficiency, high robustness and high reliability, and are widely used in applications such as TV backlighting, telecom power supplies, and industrial applications. We expanded our high voltage 600V and 700V MOSFET portfolio based on our aMOS5 technology platform in order to address demanding consumer and industrial applications. Our high-voltage portfolio includes our proprietary IGBT technology, which provides highly robust and easy-to-use solutions for industrial motor control and white goods applications. We have also deployed our 1200V SiC (Silicon carbide) products based on our AlphaSiC platform, designed to address high efficiency, high density industrial applications such as solar inverters, UPS, and battery management systems.

Our power ICs deliver power as well as control and regulate the power management variables, such as the flow of current and level of voltage. Our DrMOS and smart power stage (SPS) family of products continue to grow as we pair our latest high performance MOSFET silicon with our latest Driver IC and smart driver technologies. We continue to expand our EZBuck power IC family with products that feature lower on-resistance, lower power consumption, smaller footprint and thermally enhanced packages as well. Our smart load switch products have expanded beyond basic load switches to include specialized applications like Type C and eFuse. Success has been driven by increased power density and protection for discrete solutions. Sales of power ICs continue to gain traction in recent years especially with the expansion of our driver and multiphase controller product lines. We introduced higher voltage drivers to expand success beyond PCs to motor drive applications such as power tools and garden equipment. We have also made a major investment in R&D to enter the multiphase controller market in 2020 with the introduction of the Intel IMVP 9.1 controller for notebooks. Since then, we have released or are designing in several multiphase controller families serving Intel, AMD and NVIDIA. Introduction of these multiphase controllers has enabled us to become a complete solution level provider, across multiple compute platforms from PCs, graphics cards to AI and datacenter.

The following table lists our product families and the principal end uses of our products:

Product Family	Description	Product Categories within Product Type	Typical Application
Power Discretes	Low on-resistance switch used for routing current and switching voltages in power control circuits High power switches used for power circuits	DC-DC for CPU/GPU DC-AC conversion AC-DC conversion Load switching Motor control Battery protection Power factor correction	Smart phones, chargers, notebooks, tablets, desktops, battery packs, servers, AI data centers, base stations, graphics cards, game consoles, TVs, AC adapters, power supplies, motor control, power tools, E-vehicles, and white goods industrial motor drives, and solar power inverters

Power ICs	Integrated devices used for power management and power delivery	DC-DC Buck conversion DC-DC Boost conversion Smart load switching DrMOS power stage	Notebooks, desktops, graphic cards, servers, AI datacenters, game consoles, flat panel displays, TVs, and networking equipment

	Analog power devices used for circuit protection and signal switching	Transient voltage protection Analog switch Electromagnetic interference filter	Notebooks, desktop PCs, tablets, flat panel displays, TVs, smart phones, and portable electronic devices
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

During the fourth quarter of fiscal year of 2026, we unveiled total power solution for next-generation Intel panther lake and wildcat lake platforms. This technology bridges the gap between digital flexibility and analog efficiency, combining variable-frequency hysteretic peak-current mode control with advanced phase-current sensing. We also announced the launch of the SmartClamp™ family of protected DrMOS. Designed specifically for the extreme power demands of AI servers, data centers, and high-end graphics cards, the SmartClamp™ family offers high-accuracy over current protection and negative current protection.

During the third quarter of fiscal year of 2026, we introduced 25V and 80V MOSFETs in state-of-the-art packaging that meets increasing AI server power demands. This double-sided thermal interface is the optimal solution to reduce heat generation and thermal stress compared to sing-sided cooling devices. In addition, we unveiled our powerful αMOS E2™

600V super junction MOSFET platform. The design meets the growing demand for high efficiency and high-power density across a wide range of applications, including servers, workstations, telecom rectifiers, solar inverters, motor drives, and industrial power systems.

During the second quarter of fiscal year of 2026, we enabled 48V hot swap in AI servers with new high SOA MOSFET in LFPAK 8x8. This state-of-the-art MOSFET handles higher peak currents delivering a cost-effective, high-performance and enhanced reliability hot swap solution. In addition, we announced support for the power requirements of the innovative 800 VDC power architecture for next-generation AI factories with innovative SiC and GaN, power MOSFET, and power IC solutions. This architecture is set to power the next generation of AI data centers, which will feature megawatt-scale racks to meet the exponential growth of AI workloads.

During the first quarter of fiscal year of 2026, we announced two powerful Type-C sink and source protection switches. We designed these switches to increase the power delivery capability of USB Type-C ports to 240W, paving the way for Type-C extended power range (EPR) implementations. In addition, we announced advanced eFuse that meets high reliability server application requirements. We optimized this new eFuse product series for 12V power rails in servers, data centers, and telecom infrastructure.
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
In order to take advantage of the expertise of end-customer fulfillment logistics and shorter payment cycles, we sell most of our products through distributors. As of June 30, 2026, 2025 and 2024, our two largest distributors were WPG Holdings Limited, or WPG, and Promate Electronic Co. Ltd., or Promate. Sales to WPG and Promate accounted for 53.0% and 19.3% of our revenue, respectively, for the fiscal year ended June 30, 2026, 51.3% and 22.1% of our revenue, respectively, for the fiscal year ended June 30, 2025, and 46.0% and 25.0% of our revenue, respectively, for the fiscal year ended June 30, 2024.
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

Our sales team consists of sales personnel, field application engineers, customer service representatives and customer quality engineers who are responsible for key accounts. We strategically position our team near our end customers through our offices in Taipei, Hong Kong, Shenzhen, Shanghai, Beijing, Chengdu, Qingdao, Suzhou, Tokyo, Seoul, Heilbronn, and Sunnyvale, California, complemented by our applications centers in Sunnyvale and Shanghai. In addition, our distributors and sales representatives assist us in our sales and marketing efforts by identifying potential customers, creating additional demand and promoting our products, in which case we may pay a sales commission.

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
Research and development

We view technology as a competitive advantage, and we invest significant time and capital in research and development to address the technology-intensive needs of our end customers. Our research and development expenditures for fiscal years 2026, 2025 and 2024 were $103.9 million, $94.3 million and $89.9 million, respectively. We continue to invest in developing new technologies and products utilizing our own fabrication and packaging facilities as it is critical to our long-term success. We also evaluate appropriate investment levels and stay focused on new product introductions to improve our competitiveness. We have research and development teams in Silicon Valley (Sunnyvale, California), Oregon, Texas, Arizona, Korea, Taiwan, United Kingdom, Serbia, India and China. We believe that these diverse research and development teams enable us to develop leading edge technology platforms and new products. Our areas of research and development focus include:

Packaging technologies: Consumer demand for smaller and more compact electronic devices with higher power density is driving the need for advanced packaging technology. Our group of dedicated packaging engineers focuses on smaller form factors, and higher power output with efficient heat dissipation and cost-effectiveness. We have invested resources in developing and enhancing our proprietary packaging technologies, including the establishment of our in-house packaging and testing facilities. Our efforts to develop innovative packaging technologies continues to provide new and cost-effective solutions with higher power density to our customers. During the fiscal year ended June 30, 2026, we continued our diversification strategies by developing new silicon and packaging platforms to expand our SAM and offer higher performance products.

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
Wafer fabrication

Our Oregon Fab allows us to accelerate the development of our technology and products, as well as to provide better service to our customers. We allocate our wafer production between our in-house facility and third-party foundries. Currently wafers from our third-party suppliers account for approximately 35% of AOS’s total wafer supply.
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

While we focus our patent efforts in the United States, we file corresponding foreign patent applications in other jurisdictions, such as China and Taiwan, when filing is justified by cost and strategic importance. These patents are increasingly important to remain competitive in our industry, and a strong patent portfolio will facilitate the entry of our products into new markets. As of June 30, 2026, we had 961 patents issued in the United States, which were based on our research and development efforts. Of the 961 issued patents, 775 are active and these patents are set to expire between 2026 and 2044. We also had a total of 991 issued foreign patents, including 407 Chinese patents, 535 Taiwanese patents, 29 Korean patents, 5 Philippine patents, 8 Japanese patents, 3 Europe patents and 4 India patents as of June 30, 2026. Substantially all of our foreign patents were based on our research and development efforts. These foreign patents expire in the years between 2025 and 2044. In addition, as of June 30, 2026, we had a total of 208 patent applications, of which 78 patents were pending in the United States, 85 patents were pending in China, 42 patents were pending in Taiwan and 3 patents were pending in India.

As our technologies are deployed in new applications and as we diversify our product portfolio based on new technology platforms, we may be subject to potential infringement claims. As a technology company operating in a competitive environment, we are subject to intellectual disputes and legal claims, including patent litigations, which could result in substantial costs and a diversion of our management's attention and resources However, we are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
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
Human Capital Resources

As of June 30, 2026, we had 2,519 employees, of whom 817 were located in the United States, 1,472 were located in China, and 230 were located in other parts of the world. None of our employees is represented by a collective bargaining agreement. Notwithstanding our global footprint and various geographical locations, we have created an integrated workforce where employees worldwide work and collaborate as a team to advance our common business objectives, while retaining local and regional practices and cultures.

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

We commit to a fair and living wage for all employees. We offer competitive compensation and benefits packages for our employees that include a combination of base salary, annual bonus, discretionary bonus for outstanding achievements, an employee stock purchase plan, time-based and performance-based long-term equity compensation and vacation benefits. Our equity related compensation programs are designed to motivate and incentivize our employees and align their rewards to financial and other business performance goals, while increasing our shareholder value. We have an established Employee Recognition Award program which is regularly utilized to recognize the outstanding achievements of employees and teams that go above and beyond to achieve AOS business goals. In addition, we have engaged nationally-recognized outside independent compensation consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executives and other officers and to provide benchmarks for executive compensation as compared to peer companies.
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

Our products sold worldwide are subject to RoHS in Electrical and Electronic Equipment, which requires that the products do not contain more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether flame retardants. Our manufacturing facilities in China also obtained QC080000 certification, which is an IECQ Certificate of Conformity Hazardous Substance Process Management for European Directive 2002/95/EC requirements and a Certificate of Green Partner for Sony Green Partner Program. We avoid using these restricted materials to the extent possible when we design our products.

We are also subject to SEC rules that require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. As of June 30, 2026, 2025 and 2024, we were in compliance with the related conflict minerals rule.

Export Control

We are subject to export and import control laws, trade regulations and other trade requirements that limit which products we sell and where and to whom we sell our products. We are committed to complying with all applicable export control laws, regulations, and requirements, and we have implemented processes and procedures to ensure that our shipments to our customers remain compliant with applicable export laws. As part of our export control compliance process, we have also conducted extensive risk assessment on export control compliance and implemented training programs for our employees.
Executive Officers

The following table lists the names, ages and positions of our executive officers as of August 15, 2026. There are no family relationships between any executive officers.

Name	Age	Position
Stephen C. Chang	49	Chief Executive Officer and Director
Yifan Liang	62	Chief Financial Officer and Corporate Secretary
Wenjun Li, Ph.D.	57	Chief Operating Officer
Bing Xue, Ph.D.	62	Executive Vice President of Worldwide Sales and Business Development

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

Corporate Information

We were incorporated in Bermuda on September 27, 2000 as an exempted limited liability company. The address of our registered office is Richmond House, 12 Par-la-Ville Road, Hamilton HM 08, Bermuda. The address of our U.S. office is Alpha and Omega Semiconductor Incorporated, 475 Oakmead Parkway, Sunnyvale, CA 94085. The telephone number of our U.S. office is (408) 830-9742. We have incorporated various wholly-owned subsidiaries in different jurisdictions. Please refer to Exhibit 21.1 to this Form 10-K for a complete list of our subsidiaries.
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
•Our China subsidiaries’ current corporate structure and business operations may be affected by the Foreign Investment Law of the PRC and the New Company Law (defined below).
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
•Our business operations in China are subject to complex and evolving PRC data security, data privacy, and cybersecurity laws, and any non-compliance could subject us to severe penalties, operational disruptions, or structural changes.
•Strict regulatory oversight and evolving laws in China regarding data security, cyber security, and cross-border data transfers may restrict our operational data flows, increase compliance costs, or subject us to administrative penalties.
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

A significant amount of our revenue is derived from sales of products in the PC markets such as notebooks, motherboards and notebook battery packs. Our revenue from the PC markets accounted for a significant portion of our total revenue in recent years. The increasing popularity of smaller, mobile computing devices such as tablets and smart phones with touch interfaces is rapidly changing the PC markets both in the United States and abroad. In the past we experienced a significant reduction in the demand for our products due to the declining PC markets, which negatively impacted our revenue, profitability and gross margin. For example, demand for PC declined due to an industry-wide inventory correction and the ensuing downturn in the semiconductor industry from late 2022 to the end of 2023 and early 2024. While the negative impact of inventory correction gradually subsided since mid-2024 and early 2025, in the first half of 2026, the semiconductor industry experienced a severe constraint in memory supplies (DRAM and NAND flash) driven by data center AI infrastructure demand, which adversely affected the demand in the PC market. We cannot predict when the current memory constraint will end and whether the PC market will return to a more normalized level. We have implemented measures and strategies to mitigate the effect of such a downturn. These measures and strategies may not be sufficient or successful, in which case our operating results may be adversely affected.

Our strategy of diversification into different market segments may not succeed according to our expectations and may expose us to new risks and place significant strains on our management, operational, financial and other resources.

As part of the growth strategy to diversify our product portfolio and in response to the decline of the PC markets, we have been developing new technologies and products designed to penetrate into other markets and applications, including merchant power supplies, power supplies, flat panel TVs, smart phones, tablets, AI datacenters, servers, graphics cards, gaming consoles, datacom, telecommunications, home appliances, power tools, and industrial motor controls. However, there is no guarantee that these diversification efforts will be successful. As a new entrant to some of these markets, we may face intense competition from existing and more established providers and encounter other unexpected difficulties, any of which may hinder or delay our efforts to achieve success. In addition, our new products may have long design and sales cycles. Therefore, if our diversification efforts fail to keep pace with the declining PC markets, we may not be able to alleviate its negative impact on our results of operations.

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

Our customers’ products often incorporate third-party memory components. The memory market has in the past experienced supply imbalances, capacity constraints, and pricing volatility, and the industry is currently experiencing a global shortage of certain memory components as a result of AI-driven demand. These conditions are likely to impact our customers and may limit their ability to manufacture their end products or may cause them to adjust production schedules, delay product launches, or revise demand forecasts, which in turn could lead them to reduce, delay, or cancel orders for our products, even when demand for their end products remains strong. The current shortage and resulting price increase for memory components also may lead our customers to increase prices of their end products, which could lead to decreased demand for those products, negatively impacting orders for our products in the longer term. In addition, uncertainty regarding the availability or pricing of memory components or other key components may impair our ability to accurately forecast demand, manage inventory levels, or plan production. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

As of June 30, 2026, our equity interest in the JV Company was approximately 18.9%. Because we no longer have a controlling interest in the JV Company, the JV Company is operating and will continue to operate independently, and our influence on all aspects of the JV Company’s business operations will be diminished. Accordingly, we might not be able to prevent the JV Company from taking actions adverse to our interests. For example, while we remain a major customer of the JV Company, the JV Company may decide to enter into business relationships with other customers and allocate foundry capacities to such customers, which may prevent us from securing a desirable or sufficient level of manufacturing capacity for our products. Although the JV Company has agreed to provide us with a specified level of monthly wafer production capacity, there is no guarantee that such capacity will be sufficient, which may adversely affect our results of operations.

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

We sell a substantial portion of our products to distributors, who in turn sell to our end customers. Our distributors typically offer power semiconductor products from several different companies, including our direct competitors. The distributors assume collection risk and provide logistical services to end customers, including stocking our products. Two distributors, WPG and Promate, collectively accounted for 72.3%, 73.4% and 71.0% of our revenue for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. We currently have effective agreements with Promate and WPG to serve as our distributors, and such agreement is renewed automatically for one-year period continuously unless terminated earlier pursuant to the terms of such agreements. We believe that our success will continue to depend upon these distributors. Our reliance on distributors subjects us to a number of risks, including:
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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers, partnership, joint ventures and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other factors, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales, marketing and research and development efforts. We may also seek to establish partnerships, joint ventures and acquisition of assets in various foreign jurisdictions where we may not have significant operating experience. In addition, we may encounter unanticipated challenges and difficulties, including regulatory and compliance issues, lack of local support and geopolitical tensions. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with dissimilar business backgrounds. Furthermore, there is no guarantee that we will be able to identify viable targets for strategic acquisition. Also we may incur significant costs in efforts that may not result in a successful acquisition.

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
We estimate the allowance for price adjustment based on factors such as distributor inventory levels, forecasted distributor selling prices, distributor margins and demand for our products. Our estimated allowances for price adjustments, which we offset against accounts receivable from distributors, were $38.7 million and $40.8 million at June 30, 2026 and 2025, respectively.
Our accruals for stock rotation are estimated based on historical returns and individual distributor agreement, and stock rotation rights, which are recorded as accrued liabilities on our consolidated balance sheets, are contractually capped based on the terms of each individual distributor agreement. Our estimated liabilities for stock rotation at June 30, 2026 and 2025 were $6.9 million and $6.2 million, respectively.
Our estimates for these allowances and accruals may be inaccurate. If we subsequently determine that any allowance and accrual based on our estimates is insufficient, we may be required to increase the size of our allowances and accrual in future periods, which would adversely affect our results of operations and financial condition.

Our operations of a packaging and testing facility are subject to risks that could adversely affect our business and financial results.

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
Our success depends upon the continuing services of members of our senior management team and various engineering and other technical personnel. In particular, our engineers and other sales and technical personnel are critical to our future technological and product innovations. Our industry is characterized by high demand and intense competition for talent and the pool of qualified candidates is limited. In addition, we have dedicated significant resources and effort to retain and recruit talents in the semiconductor industry, but there is no guarantee that we will be able to successfully compete with our peer companies in attracting qualified talents. We have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or our inability to attract or retain qualified personnel, including engineers and others, could adversely affect our product introductions, overall business growth prospects, results of operations and financial condition.
Failure to protect our patents and our other proprietary information could harm our business and competitive position.
Our success depends, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright (including mask work protection), trademark and trade secret laws, as well as nondisclosure agreements, license agreements and other methods to protect our intellectual property rights, which may not be sufficient to protect our intellectual property. As of June 30, 2026, we owned 961 issued U.S. patents expiring between 2026 and 2044 and had 78 pending patent applications with the United States Patent and Trademark Office. In addition, we own patents and have filed patent applications in several jurisdictions outside of the U.S, including China, Taiwan, Japan and Korea.
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

We have research and development facilities located in Taiwan and the Silicon Valley in Northern California. Historically, these regions have been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which may disrupt the local economy and pose physical risks to our property. We also have sales offices located in Taiwan and Japan where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our operations. We are not currently covered by insurance against business disruption caused by earthquakes. In addition, we have manufacturing facilities in Oregon and Shanghai, which may be subject to disruption due to natural disasters such as flood and fire. In August 2026, our packaging and testing facilities in Shanghai were flooded due to a strong typhoon, which caused us to suspend production temporarily, and we also incurred additional costs relating to cleanup and outsourcing packaging capacity. We currently do not have redundant, multiple site capacity in the event of a natural disaster or other catastrophic event, and we may not be able to locate suitable replacement capacity in the event we suspend production. In the event of such an occurrence, our business and financial performance would be adversely affected.

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

We conduct our business in multiple jurisdictions, including Hong Kong, Macau, the U.S., China, Taiwan, South Korea, Japan, India, the United Kingdom and Germany. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Any of these jurisdictions may assert that we have unpaid taxes. Our effective tax rate was (21.0)%, 31.0% and (138.1)% for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

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

In December 2017, the European Union (“EU”) identified certain jurisdictions (including Bermuda and Cayman Islands) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. In order to avoid EU “blacklisting”, both Bermuda and Cayman Islands enacted laws that require Bermuda and Cayman companies carrying on one or more “relevant activity” (including: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property or holding company) to maintain a substantial economic presence in Bermuda and Cayman Islands in order to comply with the economic substance requirements. Effective from December 31, 2019, we have structured our activities to comply with the new law. However, the legislation remains subject to further clarification and interpretation by Bermuda and Cayman Islands authorities and, accordingly, there is no guarantee that we will be deemed to be compliant. Furthermore, this legislation may require us to make additional changes to the activities we carry on in Bermuda or Cayman Islands, which could increase our costs either directly in those locations or indirectly as a result of increased costs related to moving our operations to other jurisdictions. As a result, we are not able to determine the impact on our operations and net income as of the current period.

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

The U.S. has implemented, proposed, and continues to evaluate changes to tariffs and other international trade measures affecting imports and exports. Although the tariffs imposed in 2025 under the International Emergency Economic Powers Act (IEEPA) on U.S. imports from virtually all countries were ultimately invalidated by the U.S. Supreme Court in 2026, a global tariff regime was largely preserved through alternative tariff authorities, including Section 122 and Section 301 of the Trade Act of 1974. In response to tariffs announced by the U.S., certain U.S. trading partners including Japan, Taiwan, and Korea, have entered into agreements with the U.S. establishing revised tariff frameworks, while negotiations with other countries, including China, remain ongoing, and it is unclear what the final tariff rate may be. The U.S. has also undertaken actions under Section 232 of the Trade Expansion Act relating to semiconductor imports and continues to evaluate additional trade measures affecting semiconductors and semiconductor manufacturing equipment, the scope and impact of which remain uncertain. Such uncertainties and risks may negatively affect our ability to enter into new business transactions with partners, vendors and customers because of the lack of clarity on the economic benefits of such transactions. Significant increase in U.S. tariffs may increase the costs of materials, goods and components that we purchase from suppliers from other countries for the manufacturing and distribution of our products, which may adversely affect our financial performance. Also, we may not be able to mitigate the impact of tariffs by identifying and securing alternative sources in the U.S. for similar materials, goods and components at comparable qualities or more favorable prices. Furthermore, tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our business relationships with customers, suppliers and partners in Asia, including China, Hong Kong, Taiwan, Korea and Japan. In addition to tariffs, evolving export controls, import restrictions, sanctions, licensing requirements and other trade measures may increase compliance costs, disrupt supply chains, restrict customer access or otherwise adversely affect our business. Any significant changes in trade policies and tariffs may also affect the business operations of our customers, suppliers and partners, which may cause them to take actions or make decisions that adversely affect our business operations and results of operations.
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

On March 15, 2019, the National People’s Congress of the PRC promulgated the Foreign Investment Law, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Foreign Investment Law establishes the basic framework for the access, promotion, protection and administration of foreign investments in China in view of investment protection and fair competition. For example, treatment of foreign investors on a national level will be no less favorable than the treatment received by domestic investors unless such investments fall within a “negative list”. Crucially, the five-year transitional period mandated by the Foreign Investment Law for foreign-invested enterprises (FIEs) to rectify and align their corporate governance structures with the domestic company law officially expired on December 31, 2024. Consequently, all FIEs in China must now fully comply with the new PRC Company Law (the “New Company Law”), which came into effect on July 1, 2024.

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

Under this unified regime, FIEs face dual layers of compliance friction. First, the PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. As the Negative List is updated from time to time, there can be no assurance that the China government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. Second, under the New Company Law, FIEs are subject to rigorous new corporate governance and capital maintenance mandates.

If future laws, administrative regulations or provisions, particularly evolving statutory interpretations under the New Company Law or foreign investment information reporting obligations, mandate further actions to be taken by companies with respect to our business operation, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

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

As a result of these and other restrictions under Chinese laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. Such restricted portion amounted to approximately $94.0 million, or 11.8% of our total consolidated net assets attributed to the Company as of June 30, 2026. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our China subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the Ministry of Commerce (“MOC”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the State Administration for Market Regulation (“SAMR”), the anti-monopoly enforcement agency of the PRC, shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, under the Measures for the Security Review of Foreign Investments jointly issued by the NDRC and the MOC, any foreign investment, including mergers and acquisitions, joint ventures, or greenfield investments, that raise “national defense and security” concerns, or those through which foreign investors may acquire de facto control over domestic enterprises in key sectors (such as critical technology and semiconductors) that raise “national security” concerns, are subject to strict review by the working mechanism office led by the NDRC. These rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. China’s Foreign Investment Law, which became effective in January 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the NDRC and the MOC jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law of China and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the competent Chinese authorities or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Our business operations in China are subject to complex and evolving PRC data security, data privacy, and cybersecurity laws, and any non-compliance could subject us to severe penalties, operational disruptions, or structural changes.

In recent years, the PRC government has significantly tightened its regulatory framework governing cybersecurity, data security, and personal information protection. The PRC Data Security Law and the PRC Personal Information Protection Law (“PIPL”), impose stringent compliance requirements on data processing activities, including data collection, storage, usage, and particularly the cross-border transfer of data.

Under the Data Security Law, data is categorized based on its importance to national security and public interests. Companies handling “Important Data” (which may include critical operational, supply chain, or technical data within the semiconductor sector) are subject to heightened security obligations and must undergo mandatory security assessments before transferring such data outside of China. Furthermore, the Cyberspace Administration of China (“CAC”) enforces regulations regarding the cross-border transfer of personal information, requiring companies that meet certain thresholds to execute standard contracts formulated by the CAC or undergo a formal security assessment.

Because we operate through our subsidiaries in China, our daily operations involve continuous cross-border data flows, including the transmission of engineering data, customer order details, financial records, and employee personal information between China, the U.S., and other global jurisdictions. While the PRC regulatory authorities have introduced certain data facilitation measures for foreign-invested enterprises, the interpretation and enforcement of what constitutes “Important Data” or “critical infrastructure data” in the semiconductor industry involve significant uncertainties.

If our data processing and cross-border data transfer practices are deemed non-compliant with these evolving regulations, we could face severe administrative penalties, including:

•Substantial fines and monetary sanctions levied against our subsidiaries and executive officers;
•The suspension or revocation of our operating licenses and permits in China;
•Mandatory rectification orders that could force us to isolate our China-based IT systems and networks from our global corporate infrastructure; or
•Temporary or permanent restrictions on transferring necessary technical and operational data out of China, which would severely disrupt our global supply chain management, design collaborations, and financial reporting capabilities.

Additionally, the PRC Cybersecurity Review Measures require certain operators of critical information infrastructure or data processors to undergo a cybersecurity review when engaging in data processing activities that affect or may affect national security. Any future regulatory determination that places our operations, customers, or suppliers within the scope of these restrictive measures could materially and adversely affect our business, financial condition, results of operations, and the market value of our common shares.
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

Limited trading volumes and liquidity of our common shares on the NASDAQ Global Select Market may limit the ability of shareholders to purchase or sell our common shares in the amounts and at the times they wish.  In addition, the financial markets in the United States and other countries have experienced significant price and volume fluctuations, and market prices of technology companies have been and continue to be extremely volatile. The trading price of our common shares on The NASDAQ Global Select Market ranged from a low of $17.47 to high of $53.32 from July 1, 2025 to June 30, 2026. At July 31, 2026, the trading price of our common shares was $31.74. Volatility in the price of our shares may be caused by factors outside our control and may be unrelated or disproportionate to our operating results.
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

Our cybersecurity team plays a critical role in managing our cybersecurity risk. They oversee security controls and orchestrate our response to incidents on a day-to-day basis, including threats arising internally or from our vendors, suppliers or other third parties that we conduct business with. In addition, we have developed and implemented information security policies, standards, procedures and security guidelines that are based on industry standards, particularly the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Furthermore, we have implemented and maintained employee policies designed to reduce risk of cyber-attacks and educate employees on protocol in the event of a potential cybersecurity incident.

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

Item 2.    Properties
As of July 31, 2026, our primary U.S. facility, which houses our research and design function, as well as elements of marketing and administration, is located in Sunnyvale, California. We conduct our manufacturing, research and development, sales and marketing and administration in Asia and North America. We lease all properties used in our business except the wafer fabrication facility in Oregon was acquired in January 2012. The following table sets forth the location, size and primary use of our principal properties that are material to our business operations:

Location	Square Footage	Primary Use

475 Oakmead Parkway Sunnyvale, California, USA 94085	57,000	Research and development, marketing, sales and administration

3131 Northeast Brookwood Parkway Hillsboro, Oregon, USA 97124	252,950	Wafer fabrication facility

Building 1/2 and 8/9, No. 91, Lane 109, Rongkang Road, Songjiang District, Shanghai, China 201614	221,301	Packaging and testing, manufacturing support

Building 1,2,3 No.135 Rongkang Road, Songjiang District, Shanghai,China 201614	250,978	Packaging and testing, manufacturing support
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

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares have traded on the NASDAQ Global Select Market since April 29, 2010 under the symbol AOSL. As of July 31, 2026, there were approximately 157 holders of record of our common shares, not including those shares held in a street or nominee name.
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

Share Performance Graph
The following graph compares the total cumulative shareholder return on our common shares with the total cumulative return of the NASDAQ Composite Index and the Philadelphia Semiconductor Index for the last five fiscal years ended June 30, 2026, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.
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

During the fourth quarter of fiscal year 2026, the Company did not repurchase any common shares.

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
Overview

We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,900 products, and has grown with the introduction of over 70 new products in the fiscal year ended June 30, 2026, and over 100 new products in the fiscal years ended June 30, 2025 and 2024, respectively. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 961 patents and 78 patent applications in the United States as of June 30, 2026. We also have a total of 991 foreign patents, which primarily were based on our research and development efforts through June 30, 2026. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment. During fiscal year 2026, we accelerated the development of new technology platforms which allowed us to introduce 20 medium and high voltage MOSFET products, targeting primarily the power supply markets and industrial markets, 8 low voltage MOSFET products primarily for the communication market, as well as 32 Power IC products for computing applications market.

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

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million to be paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As of June 30, 2026, all of the conditions were satisfied, and we received all installment payments. We believe this sale provides additional and significant capital for us to continue investment in technology, new product development and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

In addition, the JV Company will continue to provide us with a significant level of foundry and packaging capacity to enable us to develop and manufacture our products. Pursuant to an agreement with the JV Company and other shareholders of the JV Company, the JV Company is committed to providing us with a specified level of monthly wafer production capacity.
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

In 2024, the semiconductor industry was impacted by a global memory chip shortage, which has intensified through the first half of 2026, and such shortages have materially affected the market for power semiconductor products we sell. Driven by the concentration of manufacturing capacity — particularly for high-bandwidth memory used in AI applications — among a limited number of manufacturers, DRAM prices increased significantly. These cost increases have elevated the retail prices of personal computers, laptops, and related devices, reducing consumer affordability and contributing to an expected decline in the worldwide PC market.
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

In February 2023, we entered into a license agreement with a customer to license our proprietary SiC technology and provided 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months during which we performed the engineering and development services. We use the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. As of June 30, 2025, all revenue has been recognized and all consideration was received associated with the license agreement, therefore we no longer have any obligations under the license agreement. During the fiscal years ended June 30, 2026, 2025 and 2024, we recorded $0.0 million, $13.8 million and $21.2 million of license and development revenue, respectively.
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

Equity method investment income (loss)

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

On July 14, 2025, we entered into an equity transfer agreement (“Agreement”) with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of $150 million. We identified the negotiations of the equity transfer agreement throughout the fourth quarter of fiscal year 2025 as an impairment indicator and performed a quantitative impairment test as of June 30, 2025. Based on the implied valuation of the JV Company per the transaction price in the equity transfer agreement, the fair value of the equity method investment was determined to be lower than its carrying value, and a $76.8 million other-than-temporary impairment of the equity method investment was recognized as of June 30, 2025. The impairment loss is recorded within equity method investment loss in the consolidated statement of operations for the fiscal year ended June 30, 2025. There was no impairment loss of the equity method investment recorded during the fiscal year ended June 30, 2026.

Results of Operations

A discussion of our results of operations for the fiscal year ended June 30, 2026 as compared to June 30, 2025 is included below. For a discussion and comparison of the results of our operations for the fiscal year ended June 30, 2025 with the fiscal year ended June 30, 2024, refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 28, 2025.

Operating results

The following tables set forth our results of operations and as a percentage of revenue for the fiscal years ended June 30, 2026 and 2025. Our historical results of operations are not necessarily indicative of the results for any future period.

	Year Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(% of revenue)
Revenue	$678,927	$696,162	100.0%	100.0%
Cost of goods sold (1)	527,383	535,158	77.7%	76.9%
Gross profit	151,544	161,004	22.3%	23.1%
Operating expenses:
Research and development (1)	103,858	94,265	15.3%	13.5%
Selling, general and administrative (1)	90,881	95,175	13.4%	13.7%
Total operating expenses	194,739	189,440	28.7%	27.2%
Operating loss	(43,195)	(28,436)	(6.4)%	(4.1)%

Other income (loss), net	4,381	(1,004)	0.7%	(0.1)%
Interest income	3,958	4,283	0.6%	0.6%
Interest expenses	(775)	(2,639)	(0.1)%	(0.4)%
Net loss before income taxes and equity method investment income (loss)	(35,631)	(27,796)	(5.2)%	(4.0)%
Income tax expense (benefit)	7,468	(8,625)	1.1%	(1.2)%
Net loss before equity method investment income (loss)	(43,099)	(19,171)	(6.3)%	(2.8)%
Equity method investment income (loss)	834	(77,805)	0.1%	(11.1)%
Net loss	$(42,265)	$(96,976)	(6.2)%	(13.9)%
(1) Includes share-based compensation expense as follows:

	Year Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(% of revenue)
Cost of goods sold	$4,469	$4,224	0.7%	0.6%
Research and development	7,071	8,123	1.0%	1.2%
Selling, general and administrative	15,138	17,222	2.2%	2.5%
	$26,678	$29,569	3.9%	4.3%

Revenue
    The following is a summary of revenue by product type:

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$437,787	$449,507	$(11,720)	(2.6)%
Power IC	233,870	229,926	3,944	1.7%
Packaging and testing services and other	7,270	2,888	4,382	151.7%
License and development services	—	13,841	(13,841)	(100.0)%
	$678,927	$696,162	$(17,235)	(2.5)%

The following is a summary of revenue by end market:

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Computing	$342,952	$324,127	$18,825	5.8%
Consumer	83,008	102,309	(19,301)	(18.9)%
Communication	132,278	123,868	8,410	6.8%
Power Supply and Industrial	113,419	129,129	(15,710)	(12.2)%
Packaging and testing services and other	7,270	2,888	4,382	151.7%
License and development services	—	13,841	(13,841)	(100.0)%
	$678,927	$696,162	$(17,235)	(2.5)%

Total revenue was $678.9 million for fiscal year 2026, a decrease of $17.2 million, or 2.5%, as compared to $696.2 million for fiscal year 2025. The decrease was primarily due to a decrease of $11.7 million in sales of power discrete products and a decrease of $13.8 million in license and development services, offset by an increase of $3.9 million in sales of power IC products and an increase of $4.4 million in sales of packaging and testing services and other. The net decrease in combined power discrete and power IC product sales was primarily due to a 3.0% decrease in unit shipments, offset by a 2.0% increase in average selling price as compared to last fiscal year due to a shift in product mix. The increase in revenue from packaging and testing services and other for fiscal year 2026 as compared to the last fiscal year was primarily due to increased demand. The decrease in license and development services for fiscal year 2026 was related to the license agreement with a customer to license our proprietary SiC technology and provided 24-month engineering and development services, which was completed in February 2025.
Cost of goods sold and gross profit

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$527,383	$535,158	$(7,775)	(1.5)%
Percentage of revenue	77.7%	76.9%

Gross profit	$151,544	$161,004	$(9,460)	(5.9)%
Percentage of revenue	22.3%	23.1%

Cost of goods sold was $527.4 million for fiscal year 2026, a decrease of $7.8 million, or 1.5%, as compared to $535.2 million for fiscal year 2025. The decrease was primarily due to 2.5% decrease in revenue as a result of less unit shipments. Gross margin decreased by 0.8 percentage points to 22.3% for fiscal year 2026, as compared to 23.1% for fiscal year 2025. The decrease in gross margin was primarily due to higher material costs and lower unit shipment during fiscal year ended June 30, 2026. We expect our gross margin to continue to fluctuate in the future as a result of variations in our product mix, semiconductor wafer and raw material pricing, manufacturing labor cost and general economic and PC market conditions.
Research and development expenses

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Research and development	$103,858	$94,265	$9,593	10.2%

Research and development expenses were $103.9 million for fiscal year 2026, an increase of $9.6 million, or 10.2%, as compared to $94.3 million for fiscal year 2025. The increase was primarily attributable to a $9.0 million increase in employee compensation and personnel related expenses mainly due to our focused investment in R&D, a $3.7 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.5 million increase in recruiting fees and a $2.1 million increase in allocation, partially offset by a $1.1 million decrease in share-based compensation as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021, as well as a $4.4 million decrease in amortization expense as a result of certain software licenses having been fully amortized in June 2025. We continue to evaluate and invest resources in developing new technologies and products utilizing our own fabrication and packaging facilities. We believe the investment in research and development is important to meet our strategic objectives.
Selling, general and administrative expenses

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$90,881	$95,175	$(4,294)	(4.5)%

Selling, general and administrative expenses were $90.9 million for fiscal year 2026, a decrease of $4.3 million, or 4.5%, as compared to $95.2 million for fiscal year 2025. The decrease was primarily attributable to a one-time settlement fee of $4.3 million relating to the government investigation in fiscal year 2025, a $2.1 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021, and a $0.9 million decrease in allocation, partially offset by a $1.8 million increase in employee compensation and personnel related expenses, and a $1.2 million increase in professional service fees.
Other income (loss), net

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$4,381	$(1,004)	$5,385	(536.4)%

Other income (loss), net increased by $5.4 million in fiscal year 2026 as compared to the last fiscal year primarily due to an increase in foreign currency exchange gain as a result of the appreciation of RMB against USD, as well as income of $1.9 million from certain services provided by the Company to the JV Company.
Interest income

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Interest income	$3,958	$4,283	$(325)	(7.6)%

Interest income decreased by $0.3 million in fiscal year 2026 as compared to fiscal year 2025 primarily due to lower interest rate during fiscal year 2026.
Interest expenses

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(775)	$(2,639)	$1,864	(70.6)%

Interest expenses decreased by $1.9 million in fiscal year 2026 as compared to fiscal year 2025 primarily due to lower outstanding loan balance during fiscal year 2026.

Equity method investment income (loss)

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Equity method investment income (loss)	$834	$(77,805)	$78,639	(101.1)%

Equity method investment income increased in fiscal year 2026 as compared to the last fiscal year primarily due to the $76.8 million equity method investment impairment charge recorded in fiscal year 2025 for which there was no corresponding impairment in fiscal year 2026.

Income tax expense (benefit)

	Year Ended June 30,		Change
	2026	2025	FY26 vs. FY25
	(in thousands)		(in thousands)	(in percentage)
Income tax expense (benefit)	$7,468	$(8,625)	$16,093	(186.6)%

Income tax expense (benefit) for fiscal years 2026 and 2025 was $7.5 million and $(8.6) million, respectively. Income tax expense increased by $16.1 million in fiscal year 2026 as compared to fiscal year 2025. The $16.1 million change in fiscal year 2026 tax expense of $7.5 million vs. fiscal year 2025 tax benefit of $8.6 million was primarily related to the changes in the tax expense (benefit) reported in connection with the Company’s investment in the JV Company between the 2026 and 2025 fiscal years. In fiscal year 2026, the Company sold approximately 20.3% of outstanding equity interest in the JV Company for $150 million. The sale resulted in approximately $10.5 million of current tax expense and $9.9 million of deferred tax benefit. The Company also incurred $2.6 million of income tax withholding tax expense related to the investment in the JV Company. In fiscal year 2026, the Company reported $3.2 million in income tax expense related to the sale of the outstanding equity interest in the JV Company and the income tax withholdings related to the investment in the JV Company compared to a $12.5 million tax benefit in fiscal year 2025 as a result of the impairment on the equity method investment.

The remaining difference in tax expense between fiscal years 2026 and 2025 was primarily due to changes in various book-tax permanent differences, discrete tax adjustments between the two years, and changes in the mix of earnings in various geographic jurisdictions between the current year and last year.

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

On July 14, 2025, we entered into an equity transfer agreement with a strategic investor to sell approximately 20.3% of outstanding equity interest in the JV Company held by us for an aggregate cash consideration of $150 million paid in four installments, subject to satisfaction of certain conditions. On August 29, 2025, the amended Shareholders’ agreement for the JV Company was signed, which reduced our equity interest in the JV Company by 20.3% to an ownership percentage of 18.9%. As of June 30, 2026, all of the conditions were satisfied, and we received all installment payments. We believe this sale provides additional and significant capital for us to continue investment in technology, new product development and acquisition of assets complementary to our business operations, which will facilitate and accelerate our efforts to develop and distribute innovative and diverse power semiconductor products to customers worldwide.

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.5 million as of June 30, 2026. As of June 30, 2026, the outstanding balance of this debt financing was $3.6 million.

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the “Bank”) in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5-year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on the SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full. As of June 30, 2026, there was no outstanding balance.

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the “Borrower”) entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate (“SOFR”), plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of June 30, 2026, there was no outstanding balance.

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

Transactions that involve conversion of RMB into foreign currency in relation to foreign direct investments and provision of debt financings in China are classified as “capital account” transactions. Examples of “capital account” transactions include repatriations of investments by foreign owners and repayments of loan principal to foreign lenders. "Capital account" transactions require prior approval from SAFE or its provincial branch or an account bank delegated by SAFE to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of this and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to us, and such restriction may adversely affect our ability to generate sufficient liquidity to fund our operations or other expenditures. As of June 30, 2026 and 2025, such restricted portion amounted to approximately $94.0 million and $93.9 million, or 11.8% and 11.4%, of our total consolidated net assets attributable to the Company, respectively.

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
Cash, cash equivalents and restricted cash
As of June 30, 2026 and 2025, we had $181.4 million and $153.5 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consisted of cash on hand, restricted cash and short-term bank deposits with original maturities of three months or less. Of the $181.4 million and $153.5 million cash and cash equivalents, $60.7 million and $40.7 million, respectively, were deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(16,320)	$29,668
Net cash provided by (used in) investing activities	86,100	(36,441)
Net cash used in financing activities	(41,805)	(15,496)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	227
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,927	$(22,042)
Cash flows from operating activities

For the fiscal year ended June 30, 2026, the $46.0 million decrease in cash provided by operating activities compared to the fiscal year ended June 30, 2025 was primarily due to a decrease of net loss of $54.7 million and a decrease of non-cash expenses of $83.8 million, an increase of $17.8 million in inventory purchase, a decrease of accounts payable of $25.4 million primarily due to timing of payment, and a decrease of $9.2 million in payable related to equity investee, offset by a decrease of $14.2 million in accounts receivable due to timing of billings and collection of payments, a decrease of $1.9 million in other current and long term assets due to decrease in advance payments to suppliers, an increase of $2.0 million in income tax payable, an increase of $3.3 million in deferred revenue, and an increase of $14.1 million in accrued and other liabilities.

Cash flows from investing activities

For the fiscal year ended June 30, 2026, the $122.5 million increase in cash provided by investing activities compared to the fiscal year ended June 30, 2025 was primarily due to a $147.7 million in the proceeds of sales of equity interest in the JV

Company and $0.3 million in the proceeds of sale of privately-held investment, offset by a $14.6 million increase in purchases of property and equipment, a $0.6 million increase in purchases of intangible assets, a $0.5 million decrease in government grants related to equipment, and $9.7 million increase of a loan issued to a supplier.
Cash flows from financing activities

For the fiscal year ended June 30, 2026, the $26.3 million increase in cash used in financing activities compared to fiscal year 2025 was primarily due to $18.2 million of payment for repurchases of common shares and $11.5 million of repayment of loan borrowings, offset by $3.2 million decrease in withholding tax paid on behalf of employees for net share settlement, and $0.2 million increase in proceeds from exercise of stock options and the Employee Share Purchase Plan.

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

Valuation of inventories

We evaluate our inventory for salability, obsolescence and other available applicable information. When evaluating the adequacy of our provision for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted demand, projected and current economic trends. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by frequent new product development and technological changes that could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of forecasted demand and judgement to determine excess inventory may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. If actual economic trends are less favorable than those forecasted, additional future inventory write-downs may be required, which could adversely affect our operating results. Inventory adjustments, once established, are not reversed until the related inventory has been sold or scrapped. If actual economic trends are more favorable than expected and the products that have previously been written down are sold, our gross margin would be favorably impacted.
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
Interest rate risk
Our interest-bearing assets comprise mainly interest-bearing short-term bank balances. We manage our interest rate risk by placing such balances in instruments with various short-term maturities. As of June 30, 2026, we had $3.6 million outstanding under our loan and $1.3 million outstanding under our financing leases, which were subject to fixed interest rates. As a result, our interest rate exposure is immaterial.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold and silver, that are used in our manufacturing process and incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We have been converting some of our products to use copper wires instead of gold wires. Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used and could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices. We do not enter into formal hedging arrangements to mitigate against commodity risk. We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk, such as gold and silver, would decrease or increase our current year's net earnings by $1.4 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation as of the end of the period covered in this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as amended from time to time. Based on the assessment, our management concluded that the Company's internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this Form 10-K that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes during the fourth fiscal quarter ended June 30, 2026.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alpha and Omega Semiconductor Limited and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 27, 2026, expressed an unqualified opinion on those financial statements.

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
August 27, 2026

Item 9B.Other Information

None

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our next annual general meeting of shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2026 Proxy Statement”), no later than 120 days after the end of fiscal year 2026, and certain information to be included in the 2026 Proxy Statement is incorporated herein by reference.
Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is contained in part under the caption “Business - Executive Officers” in Part I of this report, and the remainder is incorporated by reference to the information set forth in the sections titled “Election of Directors” and “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement.

Item 11.Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in the 2026 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding related party transactions and director independence is incorporated by reference from the information set forth under the captions “Board of Directors and Committees of the Board” and “Related Party Transactions” in the 2026 Proxy Statement.

Item 14.Principal Accountant Fees and Services
    The information required by this item regarding principal accountant fees and services is incorporated by reference from the information set forth under the caption “Principal Accounting Fees and Services” in the 2026 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha and Omega Semiconductor Limited and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, equity, and cash flows, for the years ended June 30, 2026 and 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified the excess and obsolete inventory reserve as a critical audit matter due to the significant assumptions management makes with regards to estimating the forecasted demand. This required a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates of forecasted demand.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of forecasted demand used in the excess and obsolete inventory reserve included the following, among others:

•We tested the effectiveness of internal controls over management’s review of the excess and obsolete inventory reserve, including internal controls designed to review and approve forecasted demand and the underlying inputs and assumptions regarding historical usage, sales forecasts, customer backlog, and projected and current economic trends.

•We evaluated management’s ability to accurately estimate forecasted demand by selecting a sample of inventory products as of June 30, 2025, and comparing usage in the current year to forecasted demand estimates made in the prior year.

•We selected a sample of inventory products as of June 30, 2026, and tested the forecasted demand by comparing internal and external information (e.g. historical usage, customer backlog, historical channel inventory levels held at distributors, communications with customers, expected product lifecycles, economic trends, and inquiries with sales personnel, as applicable) with the Company’s forecasted demand.

•We considered, when relevant, the existence of contradictory evidence based on reading of internal communications to management and the board of directors, Company press releases, and analyst reports, as well as our observations and inquiries as to changes within the business and information obtained through other areas of the audit.

/s/ Deloitte & Touche LLP

San Jose, California
August 27, 2026
We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha and Omega Semiconductor Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, equity, and cash flows of Alpha and Omega Semiconductor Limited (the “Company”) for the year ended June 30, 2024, and the related notes and schedule (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$180,771	$153,079
Restricted cash	654	419
Accounts receivable, net	42,798	34,772
Inventories	201,384	189,677
Other current assets	12,311	18,215
Total current assets	437,918	396,162
Property, plant and equipment, net	314,671	314,097
Operating lease right-of-use assets, net	22,271	21,288
Intangible assets, net	1,347	269
Equity method investment	142,658	279,122
Deferred income tax assets	8,630	599
Other long-term assets	36,060	22,766
Total assets	$963,555	$1,034,303
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,951	$60,044
Accrued liabilities	57,677	59,027
Payable related to equity investee, net	8,694	15,809
Income taxes payable	2,849	1,790
Short-term debt	3,094	11,852
Deferred revenue	726	—
Finance lease liabilities	1,085	1,007
Operating lease liabilities	6,290	4,978
Total current liabilities	127,366	154,507
Long-term debt	537	14,872
Income taxes payable - long-term	4,776	4,201
Deferred income tax liabilities	11,936	13,192
Finance lease liabilities - long-term	189	1,274
Operating lease liabilities - long-term	16,787	16,925
Other long-term liabilities	4,063	7,000
Total liabilities	165,654	211,971
Commitments and contingencies (Note 15)
Equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at June 30, 2026 and 2025	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 38,294 shares and 30,253 shares, respectively at June 30, 2026 and 37,127 shares and 30,009 shares, respectively at June 30, 2025	77	74
Treasury shares at cost; 8,041 shares at June 30, 2026 and 7,118 shares at June 30, 2025	(97,097)	(79,058)
Additional paid-in capital	406,933	379,779
Accumulated other comprehensive loss	(3,526)	(12,390)
Retained earnings	491,514	533,927
Total shareholders' equity	797,901	822,332
Total liabilities and shareholders' equity	$963,555	$1,034,303

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2026	2025	2024
Revenue	$678,927	$696,162	$657,274
Cost of goods sold [1]	527,383	535,158	485,356
Gross profit	151,544	161,004	171,918

Operating expenses:
Research and development	103,858	94,265	89,940
Selling, general and administrative	90,881	95,175	85,734
Total operating expenses	194,739	189,440	175,674
Operating loss	(43,195)	(28,436)	(3,756)

Other income (loss), net	4,381	(1,004)	(73)
Interest income	3,958	4,283	5,168
Interest expenses	(775)	(2,639)	(3,982)
Net loss before income taxes and equity method investment income (loss)	(35,631)	(27,796)	(2,643)

Income tax expense (benefit)	7,468	(8,625)	3,649
Net loss before equity method investment income (loss)	(43,099)	(19,171)	(6,292)
Equity method investment income (loss)	834	(77,805)	(4,789)
Net loss	$(42,265)	$(96,976)	$(11,081)

Net loss per common share
Basic	$(1.41)	$(3.30)	$(0.39)
Diluted	$(1.41)	$(3.30)	$(0.39)

Weighted average number of common share used to compute net loss per share:
Basic	29,951	29,405	28,236
Diluted	29,951	29,405	28,236
(1) - Amounts include related party transactions. Refer to footnote 3, Related Party Transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended June 30,
	2026	2025	2024
Net loss	$(42,265)	$(96,976)	$(11,081)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of $1,927, $(43) and $876 tax in each of the fiscal year ended June 30, 2026, 2025 and 2024, respectively.	8,864	1,029	(5,308)
Comprehensive loss	$(33,401)	$(95,947)	$(16,389)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Preferred Shares		Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2023	—	$—	34,811	$70	(7,157)	$(79,365)	$329,034	$(8,111)	$642,291	$883,919
Exercise of common stock options and release of RSUs	—	—	1,210	2	—	—	2,311	—	—	2,313
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	19	152	—	—	(152)	0
Withholding tax on restricted stock units	—	—	(320)	—	—	—	(7,678)	—	—	(7,678)
Issuance of shares under Employee Stock Purchase Plan	—	—	406	—	—	—	7,801	—	—	7,801
Share-based compensation expense	—	—	—	—	—	—	21,641	—	—	21,641
Net loss	—	—	—	—	—	—	—	—	(11,081)	(11,081)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,308)	—	(5,308)
Balance, June 30, 2024	—	—	36,107	72	(7,138)	(79,213)	353,109	(13,419)	631,058	891,607
Exercise of common stock options and release of RSUs	—	—	968	1	—	—	90	—	—	91
Reissuance of treasury stock upon exercise of common stock options and release of RSUs	—	—	—	—	20	155	—	—	(155)	0
Withholding tax on restricted stock units	—	—	(348)	—	—	—	(10,698)	—	—	(10,698)
Issuance of shares under Employee Stock Purchase Plan	—	—	400	1	—	—	7,709	—	—	7,710
Share-based compensation expense	—	—	—	—	—	—	29,569	—	—	29,569
Net loss	—	—	—	—	—	—	—	—	(96,976)	(96,976)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,029	—	1,029
Balance, June 30, 2025	—	—	37,127	74	(7,118)	(79,058)	379,779	(12,390)	533,927	822,332
Release of RSUs	—	—	976	2	—	—	(1)	—	—	1
Reissuance of treasury stock upon release of RSUs	—	—	—	—	19	148	—	—	(148)	0
Withholding tax on restricted stock units	—	—	(335)	—	—	—	(7,518)	—	—	(7,518)
Issuance of shares under Employee Stock Purchase Plan	—	—	526	1	—	—	7,995	—	—	7,996
Repurchase of common shares under share repurchase program	—	—	—	—	(942)	(18,187)	—	—	—	(18,187)
Share-based compensation expense	—	—	—	—	—	—	26,678	—	—	26,678
Net loss	—	—	—	—	—	—	—	—	(42,265)	(42,265)
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,864	—	8,864
Balance, June 30, 2026	—	$—	38,294	$77	(8,041)	$(97,097)	$406,933	$(3,526)	$491,514	$797,901

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(42,265)	$(96,976)	$(11,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	57,251	62,396	53,757
Equity method investment (income) loss	(834)	77,805	4,789
Gain on recovery of privately-held investment	(290)	—	—
Share-based compensation expense	26,678	29,569	21,641
Deferred income taxes, net	(9,287)	(13,274)	(880)
Loss on disposal of property and equipment	54	80	78
Impairment of property and equipment	334	1,045	—
Impairment of privately-held investment	—	100	—
Changes in operating assets and liabilities:
Accounts receivable	(8,026)	(22,226)	9,873
Inventories	(11,707)	6,073	(12,503)
Other current and long-term assets	1,395	(465)	1,927
Payable related to equity investee, net	(7,115)	2,127	1,731
Accounts payable	(12,110)	13,289	(2,406)
Income taxes payable	1,634	(399)	(1,974)
Deferred revenue	726	(2,591)	(5,482)
Accrued and other liabilities	(12,758)	(26,885)	(33,760)
Net cash (used in) provided by operating activities	(16,320)	29,668	25,710
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	147,652	—	—
Purchases of property and equipment	(51,752)	(37,180)	(37,088)
Purchases of intangible assets	(569)	—	—
Proceeds from sale of property and equipment	11	61	383
Proceeds from sale of privately-held investment	290	—	—
Government grants related to equipment	145	678	961
Loan receivable from suppliers	(9,677)	—	—
Net cash provided by (used in) investing activities	86,100	(36,441)	(35,744)
Cash flows from financing activities
Withholding tax on restricted stock units	(7,518)	(10,698)	(7,678)
Proceeds from exercise of stock options and ESPP	7,997	7,801	10,114
Payments for repurchase of common shares	(18,156)	—	—
Repayments of borrowings	(23,121)	(11,664)	(11,472)
Principal payments on finance leases	(1,007)	(935)	(867)
Net cash used in financing activities	(41,805)	(15,496)	(9,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48)	227	(126)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,927	(22,042)	(20,063)
Cash, cash equivalents and restricted cash at beginning of year	153,498	175,540	195,603
Cash, cash equivalents and restricted cash at end of year	$181,425	$153,498	$175,540

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2026	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,079	$2,920	$2,564
Cash paid for income taxes	$17,485	$4,615	$5,758

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$10,840	$10,574	$7,381
Reissuance of treasury stock	$148	$155	$152

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$180,771	$153,079	$175,127
Restricted cash	654	419	413
Total cash, cash equivalents, and restricted cash	$181,425	$153,498	$175,540

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

Equity Method Investment Income (Loss)

The Company entered into a joint venture contract (the “JV Agreement”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), pursuant to which the Company and the Chongqing Funds formed a joint venture (the “JV Company”), which the Company records under the equity method of accounting in the periods presented because it has the ability to exercise significant influence, but not control, as determined in accordance with generally accepted accounting principles, over the operating and financial policies of the investee. Since the Company is unable to obtain accurate financial information from the JV Company in a timely manner, the Company’s share of earnings or losses of the JV Company is recorded on a one quarter lag. The Company discloses and recognizes intervening events at the JV Company in the lag period that could materially affect its consolidated financial statements, if applicable.

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

The Company maintains restricted cash in connection with cash balances temporarily restricted by the local custom authority for regular business operations. These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets. As of June 30, 2026 and 2025, the amount of restricted cash was $0.7 million and $0.4 million, respectively.
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
Inventories

The Company carries inventories at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Cost includes semiconductor wafer and raw materials, labor, depreciation expenses and other manufacturing expenses and overhead, and packaging and testing fees paid to third parties if subcontractors are used. The Company evaluated its inventory for salability, obsolescence and other available applicable information. When evaluating the adequacy of its provision for excess and obsolete inventory, the Company identifies excess and obsolete products and also analyzes historical usage, forecasted demand, projected and current economic trends. If actual economic trends are less favorable than those forecasted, additional future inventory write-downs may be required, which could adversely affect our operating results.
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
Government Grants
The Company occasionally receives government grants that provide financial assistance for certain eligible expenditures in China. These grants include reimbursements on interest expense on bank borrowings, payroll tax credits, credit for property, plant and equipment in a particular geographical location, employment credits as well as business expansion credits. Government grants are not recognized until there is reasonable assurance that the Company will comply with the conditions attaching to it, and that the grant will be received. The Company records such grants either as a reduction of the related expense, a reduction of the cost of the related asset, or as other income depending upon the nature of the grant. As a result of such grants, during the fiscal year ended June 30, 2026, the Company reduced property, plant and equipment by $0.1 million and operating expenses by $0.1 million. During the fiscal year ended June 30, 2025 and 2024, the Company reduced property, plant and equipment by $0.7 million and $1.0 million, respectively.
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

During the fiscal year ended June 30, 2026 and 2025, the Company identified certain purchased manufacturing equipment that was unable to meet its production process requirements. Because the equipment had no alternative uses, the Company recorded an impairment of $0.3 million and $1.0 million, respectively, related to such equipment. There was no impairment of long-lived assets for fiscal year 2024.

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

License and Development Services Revenue Recognition

In February 2023, the Company entered into a license agreement with a customer to license the Company’s proprietary SiC technology and to provide 24-months of engineering and development services for a total fee of $45.0 million. The license and development fee required significant integration to create a combined output to the customer and was determined to be one performance obligation and was recognized over the 24 months when the Company performed the engineering and development services. The Company used the input method to measure progress and recognize revenue, based on the effort expended relative to the estimated total effort to satisfy the performance obligation. As of June 30, 2025, all revenue was recognized and all consideration was received associated with the license agreement, therefore we no longer have any obligations under the license agreement. During the fiscal years ended June 30, 2026, 2025 and 2024, the Company recorded $0.0 million, $13.8 million and $21.2 million of license and development revenue, respectively.
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

Advertising

Advertising expenditures are expensed as incurred. Advertising expense was $0.5 million, $0.5 million and $0.6 million in the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU No. 2023-09”). The purpose of this guidance is to enhance the transparency and usefulness of income tax disclosures and provide comprehensive income tax information, particularly in relation to rate reconciliation and income taxes paid in the U.S. and foreign jurisdictions. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. This guidance impacts only the Company’s disclosures with no impacts to its financial condition or results of operations. The Company adopted this guidance for the year ended June 30, 2026 on a prospective basis. See Note 12. Income Taxes for additional information.

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

2. Equity Method Investment in Equity Investee

At the beginning of fiscal year 2024, we held 42.2% interest in the JV company. In February 2024, the JV Company repurchased certain shares that were previously issued to employees under the employee equity incentive plan, which increased the Company’s percentage of equity ownership in the JV Company by 0.54%.

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

In the fourth quarter of fiscal year 2025, the Company began negotiations with a third-party strategic investor to sell a portion of its outstanding equity interest in the JV Company. On July 14, 2025, the Company entered into an equity transfer agreement with the investor to sell approximately 20.3% of outstanding equity interest in the JV Company for an aggregate cash consideration of approximately $150 million to be paid in four installments, subject to satisfaction of certain conditions. As of June 30, 2026, all of the conditions were satisfied, and the Company received all installment payments.

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

The Company accounts for its investment in the JV Company as an equity method investment and reports its equity in earnings or loss of the JV Company on a three-month lag due to an inability to timely obtain financial information of the JV Company. During the fiscal year ended June 30, 2026, the Company recorded $0.8 million of equity method investment income, including the $1.1 million gain on the related sale of a portion of its interest in the equity method investment and immaterial loss of its equity share of the JV Company, using lag reporting. During the fiscal years ended June 30, 2025 and 2024, the Company recorded $77.8 million including the impairment loss and $4.8 million of equity method investment loss, respectively, using lag reporting. As of June 30, 2026, the percentage of outstanding JV equity interest beneficially owned by the Company was 18.9%. The difference between the investment’s carrying value on June 30, 2026 of $142.7 million and the underlying equity in net assets of approximately $54.8 million as of March 31, 2026 relates primarily to equity method goodwill.

Summarized Financial Information

The following table presents summarized financial information for the JV Company (in thousands):

	As of March 31, 2026	As of March 31, 2025	As of March 31, 2024
Current assets	$111,936	$101,151	$86,280
Non-current assets	$337,353	$315,420	$338,450
Current liabilities	$146,278	$61,341	$70,776
Non-current liabilities	$13,455	$82,124	$81,899

	For the period April 1, 2025 to March 31, 2026	For the period April 1, 2024 to March 31, 2025	For the period April 1, 2023 to March 31, 2024
Revenue	$164,738	$142,921	$128,951
Gross profit	$12,284	$8,662	$1,844
Operating expenses	$12,534	$10,637	$9,174
Net loss	$2,577	$3,195	$9,477

3. Related Party Transactions

As of June 30, 2026, the Company owned 18.9% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of $1.1 million, $11.3 million and $9.8 million during the fiscal year ended June 30, 2026, 2025 and 2024, respectively. Due to the right of offset of receivables and payables with the JV Company, as of June 30, 2026 and 2025, AOS recorded the net amount of $8.7 million and $15.8 million, respectively, as a payable related to equity investee, net, on the Consolidated Balance Sheet. The purchases by AOS for the fiscal year ended June 30, 2026, 2025 and 2024 were $105.4 million, $109.1 million and $96.6 million, respectively.

4. Net Loss Per Common Share

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
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended June 30,
	2026	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss	$(42,265)	$(96,976)	$(11,081)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	29,951	29,405	28,236

Diluted:
Weighted average number of common shares used to compute diluted net loss per share	29,951	29,405	28,236

Net loss per share:
Basic	$(1.41)	$(3.30)	$(0.39)
Diluted	$(1.41)	$(3.30)	$(0.39)
The following potential dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Employee stock options and RSUs	2,354	2,475	2,822
ESPP	1,060	629	1,019
Total potential dilutive securities	3,414	3,104	3,841

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Year Ended June 30,
Percentage of revenue	2026	2025	2024
Customer A	19.3%	22.1%	25.0%
Customer B	53.0%	51.3%	46.0%

	June 30,
Percentage of accounts receivable	2026	2025
Customer A	*	14.9%
Customer B	62.4%	52.3%
* Less than 10%

6. Balance Sheet Components
Accounts receivable, net

	June 30,
	2026	2025
	(in thousands)
Accounts receivable	$81,527	$75,604
Less: Allowance for price adjustments	(38,699)	(40,802)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$42,798	$34,772
Inventories

	June 30,
	2026	2025
	(in thousands)
Raw materials	$75,764	$81,341
Work in-process	95,528	91,591
Finished goods	30,092	16,745
	$201,384	$189,677

Other current assets

	June 30,
	2026	2025
	(in thousands)
Value-added tax receivable	$397	$339
Other prepaid expenses	1,820	2,383
Prepaid insurance	4,301	3,669
Prepaid maintenance	1,636	1,990
Deposit with supplier	786	7,073
Prepaid income tax	780	336
Interest receivable	195	191
Short term deposit	356	534
Other receivables	2,040	1,700
	$12,311	$18,215

Property, plant and equipment, net

	June 30,
	2026	2025
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	73,292	71,961
Manufacturing machinery and equipment	472,841	442,462
Equipment and tooling	40,960	37,918
Computer equipment and software	54,238	53,509
Office furniture and equipment	3,642	3,267
Leasehold improvements	43,967	43,901
	693,817	657,895
Less: accumulated depreciation and amortization	(421,809)	(371,836)
	272,008	286,059
Equipment and construction in progress	42,663	28,038
Property, plant and equipment, net	$314,671	$314,097
Total depreciation expense was $51.1 million, $54.2 million and $50.5 million for fiscal years 2026, 2025 and 2024, respectively.
The Company capitalized $0.0 million, $0.2 million and $0.6 million of software development costs during fiscal years 2026, 2025 and 2024, respectively. Amortization of capitalized software development costs was $0.3 million in fiscal year 2026, $0.5 million in fiscal year 2025 and $0.6 million in fiscal year 2024. Unamortized capitalized software development costs in each of the periods presented at June 30, 2026 and 2025 were $0.4 million and $0.7 million, respectively.
Other long-term assets

	June 30,
	2026	2025
	(in thousands)
Prepayments for property and equipment	$440	$1,973
Customs deposit	703	814
Deposit with supplier	22,857	18,080
Long-term loan receivable	9,677	—
Office leases deposits	1,161	1,358
Other	1,222	541
	$36,060	$22,766

Intangible assets, net

	June 30,
	2026	2025
	(in thousands)
Patents and technology rights	$18,037	$18,037
Software license	1,485	—
Trade name	268	268
Customer relationships	1,150	1,150
	20,940	19,455
Less: accumulated amortization	(19,862)	(19,455)
	1,078	—
Goodwill	269	269
Intangible assets, net	$1,347	$269

The Company is amortizing intangible assets of patents and technology rights related to a license agreement with STMicroelectronics International N.V. Amortization expense for intangible assets was $1.1 million, $3.2 million and $3.2 million for the years ended June 30, 2026, 2025 and 2024, respectively. The estimated useful lives for patents and technology rights and trade name were five years and ten years, respectively. All intangible assets, except software license were fully amortized as of June 30, 2026. The weighted average useful lives for software license was approximately three years.

Accrued liabilities

	June 30,
	2026	2025
	(in thousands)
Accrued compensation and benefits	$20,925	$17,766
Warranty accrual	2,090	2,118
Stock rotation accrual	6,937	6,184
Accrued professional fees	3,219	3,399
Accrued inventory	2,071	1,465
Accrued facilities related expenses	2,419	2,184
Accrued property, plant and equipment	2,598	2,704
Other accrued expenses	6,093	4,755
Customer deposits	9,769	17,030
ESPP payable	1,556	1,422
	$57,677	$59,027

Short-term customer deposits are payments received from customers for securing future product shipments. As of June 30, 2026, $5.0 million were from Customer A and $5.0 million were from other customers. As of June 30, 2025, $7.0 million were from Customer A, $2.0 million were from Customer B, and $8.0 million were from other customers.

The activity in the warranty accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Beginning balance	$2,118	$2,407	$1,674
Addition	1,793	1,096	1,186
Released	—	(700)	—
Utilization	(1,821)	(685)	(453)
Ending balance	$2,090	$2,118	$2,407
    The activity in the stock rotation accrual, included in accrued liabilities is as follows:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Beginning balance	$6,184	$4,660	$5,588
Addition	16,804	12,834	11,044
Utilization	(16,051)	(11,310)	(11,972)
Ending balance	$6,937	$6,184	$4,660

Other long-term liabilities

	June 30,
	2026	2025
	(in thousands)
Customer deposits	$3,457	$7,000
Other	606	—
Other long-term liabilities	$4,063	$7,000
    Customer deposits are payments received from customers for securing future product shipments. As of June 30, 2026, $3.5 million were from other customers. As of June 30, 2025, $5.0 million were from Customer A and $2.0 million were from other customers.

7. Bank Borrowing

Accounts receivable factoring agreement

On August 9, 2019, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a factoring agreement with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”), whereby the Borrower assigns certain of its accounts receivable with recourse. This factoring agreement allows the Borrower to borrow up to 70% of the net amount of its eligible accounts receivable of the Borrower with a maximum amount of $30.0 million. The interest rate is based on the Secured Overnight Financing Rate ("SOFR)", plus 2.01% per annum. The Company is the guarantor for this agreement. The Company is accounting for this transaction as a secured borrowing under the Transfers and Servicing of Financial Assets guidance. In addition, any cash held in the restricted bank account controlled by HSBC has a legal right of offset against the borrowing. This agreement, with certain financial covenants required, has no expiration date. On August 11, 2021, the Borrower signed an agreement with HSBC to decrease the borrowing maximum amount to $8.0 million with certain financial covenants required. Other terms remain the same. In August 2025, this factoring agreement was terminated. As of June 30, 2026, there was no outstanding balance.

Debt financing

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.5 million as of June 30, 2026. As of June 30, 2026, the outstanding balance of this debt financing was $3.6 million.

Long-term bank borrowings

On August 18, 2021, Jireh entered into a term loan agreement with a financial institution (the "Bank") in an amount up to $45.0 million for the purpose of expanding and upgrading the Company’s fabrication facility located in Oregon. The obligation under the loan agreement is secured by substantially all assets of Jireh and guaranteed by the Company. The agreement has a 5.5-year term and matures on February 16, 2027. Jireh is required to make consecutive quarterly payments of principal and interest. The loan accrues interest based on the SOFR plus the applicable margin based on the outstanding balance of the loan. This agreement contains customary restrictive covenants and includes certain financial covenants that the Company is required to maintain. Jireh drew down $45.0 million on February 16, 2022 with the first payment of principal beginning in October 2022. As of June 30, 2025, Jireh was in compliance with these covenants and the outstanding balance of this loan was $20.3 million. In August 2025, the Company paid the outstanding balance in full. As of June 30, 2026, there was no outstanding balance.

At June 30, 2026, maturities of short-term debt and long-term debt were as follows (in thousands):

Year ending June 30,
2027	$3,094
2028	537
Total principal	$3,631

	Short-term Debt	Long-term Debt	Total
Principal amount	$3,094	$537	$3,631

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
The components of the Company’s operating and finance lease expenses are as follows for the years presented (in thousands):

	Year Ended June 30,
	2026	2025	2024
Operating leases:
Fixed rent expense	$6,326	$6,497	$6,268
Variable rent expense	1,071	1,098	1,095
Finance lease:
Depreciation of equipment	513	513	513
Interest	137	210	277
Short-term leases:
Short-term lease expenses	222	173	161
Total lease expenses	$8,269	$8,491	$8,314

Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	June 30,
	2026	2025
Operating Leases:
ROU assets associated with operating leases	$22,271	$21,288
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(2,197)	(1,684)
Property, plant and equipment, net	$2,936	$3,449

Weighted average remaining lease term (in years)
Operating leases	4.03	5.00
Finance lease	1.25	2.25

Weighted average discount rate
Operating leases	4.97%	4.88%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Cash paid from amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,976	$6,466	$6,330
Operating cash flows from finance lease	$137	$210	$277
Financing cash flows from finance lease	$1,007	$935	$867

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$6,756	$1,162	$5,884

Future minimum lease payments are as follows as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2027	$7,328	$1,144
2028	6,873	191
2029	5,209	—
2030	4,050	—
2031	1,034	—
Thereafter	1,157	—
Total minimum lease payments	25,651	1,335
Less amount representing interest	(2,574)	(61)
Total lease liabilities	$23,077	$1,274

9. Shareholders’ Equity
Common Shares

The Company’s Bye-laws, as amended, authorized the Company to issue 100,000,000 common shares with par value of $0.002. Each common share is entitled to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors. No dividends had been declared as of June 30, 2026.

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
During fiscal year 2026, the Company repurchased an aggregate of 941,883 shares from the open market, for a total cost of $18.2 million, excluding fees and related expenses, at an average price of $19.22 per share. As of June 30, 2026, approximately $11.9 million remained available under the Repurchase Program.

10. Share-based Compensation
2018 Omnibus Incentive Plan

The 2009 Share Option/Share Issuance Plan (the “2009 Plan”) was approved in September 2009 at the annual general meeting of shareholders in connection with the Company's IPO. At the annual general meeting of shareholders in November 2018, the 2009 Plan was approved to be terminated and the 2018 Omnibus Incentive Plan (the “2018 Plan”) was effective. No further awards will be made under the 2009 Plan. The 2018 Plan authorized the board of directors to grant incentive share options, non-statutory share options and restricted shares to employees, directors, non-employee directors and consultants of the Company and its subsidiaries for up to 2,065,000 common shares. The 2018 Plan does not include an evergreen authorization. Therefore, the Company is not permitted to increase the number of shares reserved in the share pool without obtaining further shareholder approval. Outstanding shares under the 2018 Plan and awards granted under the 2009 Plan that expire, are forfeited or cancelled or terminate prior to the issuance of the shares subject to those awards or are settled in cash will be available for subsequent issuance under the 2018 Plan. At the annual general meeting of shareholders from 2021 to 2025, the shares reserved for issuance under the 2018 Plan was approved to increase by a total of 3,137,000 shares, to 5,202,000 shares. As of June 30, 2026, 361,313 shares were available for grant under the 2018 Plan.
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

Time-based Restricted Stock Units (“TRSU”)

The total fair value of TRSUs vested during the years ended June 30, 2026, 2025 and 2024 was $17.7 million, $17.9 million and $15.6 million, respectively. The following table summarizes the Company’s TRSU activities:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	1,385,065	$32.48		$45,430,132
Granted	679,993	$23.12
Vested	(521,109)	$30.00
Forfeited	(74,814)	$30.34
Nonvested at June 30, 2024	1,469,135	$29.13		$54,901,575
Granted	655,738	$29.39
Vested	(574,664)	$31.17
Forfeited	(58,283)	$28.25
Nonvested at June 30, 2025	1,491,926	$28.50		$38,282,821
Granted	874,131	$24.63
Vested	(589,481)	$30.03
Forfeited	(147,607)	$28.56
Nonvested at June 30, 2026	1,628,969	$25.86	1.71	$77,099,103

Performance-based Restricted Stock Units (“PRSU”)

In March each year since fiscal year 2017, the Company granted PRSU to certain personnel. The number of shares to be ultimately earned under the PRSU is determined based on the level of attainment of predetermined financial goals. The PRSU vests in four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded $4.4 million, $4.0 million, and $2.8 million of expenses for these PRSUs during the years ended June 30, 2026, 2025 and 2024, respectively. The total fair value of PRSUs vested during the years ended June 30, 2026, 2025 and 2024 was $4.3 million, $4.5 million, and $3.8 million, respectively.

The following table summarizes the Company’s PRSU activities:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	526,714	$32.19		$17,276,219
Granted	209,250	$21.55
Vested	(123,632)	$30.50
Forfeited	(268,207)	$26.59
Nonvested at June 30, 2024	344,125	$30.69		$12,859,951
Granted	209,750	$27.61
Vested	(133,910)	$33.60
Forfeited	(10,402)	$48.65
Nonvested at June 30, 2025	409,563	$27.71		$10,509,387
Granted	204,000	$21.43
Vested	(138,808)	$30.75
Forfeited	(26,317)	$33.57
Nonvested at June 30, 2026	448,438	$23.57	1.82	$21,224,571

Market-based Restricted Stock Units (“MSUs”)

In December 2021, the Company granted 1.0 million market-based restricted stock units to certain personnel. The number of shares to be earned at the end of the performance period was determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period from January 1, 2022 to December 31, 2024 as well as the recipients remaining in continuous service with the Company through such period. The MSU vests in four equal annual installments after the end of performance period. The Company estimated the grant date fair values of its MSUs using a Monte-Carlo simulation model. In September 2023, the Company determined it was no longer probable that it would achieve the minimum revenue threshold specified in the awards. Therefore, the Company reversed all of the previously recognized expenses of $6.4 million for these MSUs. In addition, on September 19, 2023, the Compensation Committee of the Board approved a modification of the terms of MSUs to extend the performance period through December 31, 2025, changed the commencement date for the four-year time-based service period to January 1, 2026, and reduced the achievement of specified stock prices and revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model. In June 2024, the Company determined it was no longer probable that the revenue thresholds for the modified MSU would be achieved. Therefore, the Company reversed $2.4 million in the June 2024 quarter that was recorded during fiscal year 2024 related to the modification on September 19, 2023. On August 8, 2024, the Compensation Committee of the Board approved modifications of the terms of MSUs to extend the performance period through December 31, 2026, change the commencement date for the four-year time-based service period to January 1, 2027, and reduce the revenue thresholds. The fair value of these MSUs was revalued to reflect the change using a Monte-Carlo simulation model with the following assumptions: risk-free interest rate of 3.93%, expected term of 2.40 years, expected volatility of 57.81% and dividend yield of 0%. During fiscal year 2026, the Company reassessed the estimated achievement of the performance conditions associated with these MSUs, and concluded that a lower outcome was estimated to be achieved. As a result, the Company reversed $3.9 million of expenses previously recognized in prior periods during the fiscal year ended June 30, 2026. The Company recorded approximately $(0.3) million, $5.0 million, and $(6.4) million of expenses for these MSUs during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. On August 13, 2026, the Compensation Committee of the Board approved a modification to the terms of the MSUs to reduce the minimum revenue threshold. The modification did not change the stock price targets, performance period, service condition, or other material terms of the awards. There was no impact to the estimated achievement of the performance condition as of June 30, 2026, and no impact to the financial statements for the year ended June 30, 2026, as a result of the modification.

During the quarter ended September 30, 2018, the Company granted 1.3 million MSUs to certain personnel. The number of shares to be earned at the end of the performance period is determined based on the Company’s achievement of specified stock prices and revenue thresholds during the performance period as well as the recipients remaining in continuous service with the Company through such period. The Company recorded approximately $0.3 million, $0.6 million, and $1.0 million of expense for these MSUs during the years ended June 30, 2026, 2025 and 2024, respectively. The total fair value of MSUs vested during the years ended June 30, 2026, 2025 and 2024 was $1.4 million, $1.4 million, and $1.4 million, respectively.

The following table summarizes the Company’s MSUs activities:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2023	2,108,000	$25.86		$69,142,400
Vested	(275,000)	$5.17
Forfeited	(106,000)	$42.32
Nonvested at June 30, 2024	1,727,000	$28.15		$64,537,990
Vested	(270,000)	$5.17
Forfeited	(21,000)	$38.14
Nonvested at June 30, 2025	1,436,000	$32.32		$36,847,760
Vested	(267,500)	$5.17
Forfeited	(131,500)	$44.33
Nonvested at June 30, 2026	1,037,000	$37.80	2.39	$49,081,210
Stock Option
The following table summarizes the Company's stock option activities:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	Per Share	Term (in years)	Intrinsic Value

Outstanding at June 30, 2023	319,375	$7.53
Exercised	(309,375)	$7.48		$5,588,750
Outstanding at June 30, 2024	10,000	$9.07
Exercised	(10,000)	$9.07		$265,267
Outstanding at June 30, 2025	—	$0.00
Exercised	—	$0.00		$0
Outstanding at June 30, 2026	—	$0.00	0.00	$0
Options vested and expected to vest	—	$0.00	0.00	$0
Exercisable at June 30, 2026	—	$0.00	0.00	$0
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
The ESPP is compensatory and results in compensation expense. The fair values of common shares to be issued under the ESPP were determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
	2026	2025	2024
Volatility rate	76.0% - 81.0%	54.1% - 71.0%	53.0% - 64.3%
Risk-free interest rate	3.7% - 3.9%	4.1% - 4.4%	5.0% - 5.2%
Expected term	1.3 years	1.3 years	1.3 years
Dividend yield	—%	—%	—%

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the ESPP during the fiscal years ended June 30, 2026, 2025 and 2024 was $8.74, $12.07 and $10.16 per share, respectively.
Share-based Compensation Expenses
The total share-based compensation expense related to TRSU, PRSUs, MSUs, and ESPP described above, recognized in the consolidated statements of operations for the years presented was as follows:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Cost of goods sold	$4,469	$4,224	$3,434
Research and development	7,071	8,123	5,210
Selling, general and administrative	15,138	17,222	12,997

	$26,678	$29,569	$21,641
Total unrecognized share-based compensation expense as of June 30, 2026 was $41.9 million including estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.8 years.

11. Employee Benefit Plans

The Company maintains a 401(k) retirement plan for the benefit of qualified employees in the U.S. Employees who participate may elect to make salary deferral contributions to the plan up to 100% of the employees' eligible salary subject to annual Internal Revenue Code maximum limitations. The employer’s contribution is discretionary. Effective from April 1, 2022, the Company began to match 50% of employee contribution up to 4% of eligible compensation for a 2% maximum match. During the fiscal years ended June 30, 2026, 2025 and 2024, the Company made employer match contributions of $1.9 million, $1.8 million and $1.8 million, respectively.
The Company makes mandatory contributions for its employees to the respective local governments in terms of retirement, medical insurance and unemployment insurance, where applicable, according to labor and social security laws and regulations of the countries and areas in which the Company operates. The retirement contribution rate is 7.7% in the U.S., 16.0% to 17.0% in China, 6.0% in Taiwan, 12.0% in India, 9.3% in Germany, 3% in UK and 10% in Serbia. The Company has no obligations for the payment of such social benefits beyond the required contributions as set out above.

12. Income Taxes
    The domestic and foreign components of income before taxes are:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
U.S. operations	$11,311	$8,229	$9,079
Non-U.S. operations	(46,942)	(36,025)	(11,722)
Net loss before income taxes	$(35,631)	$(27,796)	$(2,643)

    The provision (benefit) for income taxes is comprised of:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
U.S. federal taxes:
Current	$1,002	$721	$485
Deferred	(445)	190	1,652
Non-U.S. taxes:
Current	17,702	3,972	3,187
Deferred	(10,793)	(13,502)	(1,669)
State taxes, net of federal benefit:
Current	2	(6)	(6)
Total provision (benefit) for income taxes	$7,468	$(8,625)	$3,649

The table below provides the income tax rate reconciliation for the years ended June 30, 2025 and June 30, 2024, prepared in accordance with the disclosure requirements in effect prior to the Company's adoption of ASU 2023-09. As the Company adopted ASU 2023-09 on a prospective basis, the rate reconciliation for periods prior to the year ended June 30, 2026 has not been recast to reflect the updated categories and disaggregation requirements of ASU 2023-09. See Note 1 Summary of Significant Accounting Policies—Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09.

The reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended June 30, 2025 and June 30, 2024 is as follows (in percentage):

	Year Ended June 30,
	2025	2024
United States statutory rate	21.0%	21.0%
Stock-based compensation	(0.3)	(3.7)
Foreign taxes, net	(38.9)	(186.9)
Outside basis difference on equity method investment	45.1	27.4
Tax credits	7.7	86.2
Non-deductible expenses	(1.0)	(6.9)
Tax exempt income	—	2.8
Non-deductible executive compensation	(6.0)	(78.6)
Foreign derived intangible income deduction	2.0	—
Other	1.4	0.6
	31.0%	(138.1)%

The Company adopted ASU 2023-09 guidance for the year ended June 30, 2026 on a prospective basis. The following table presents a reconciliation of income taxes computed at the statutory federal income tax rate to the effective tax rate implied by the accompanying Consolidated Statements of Operations for the year ended June 30, 2026 in accordance with ASU 2023-09. In preparing the rate reconciliation, the Company is using the United States federal tax rate of 21% as the starting point in the rate reconciliation. While the Company is incorporated in Bermuda with a zero percent statutory tax rate, the Company has significant operations in the United States. Furthermore, using the 21% United States federal tax rate is consistent with prior period rate reconciliation reporting.

The reconciliation of the effective tax rate for income taxes from the federal statutory rate were as follows (in thousands, except percentages):

	Year Ended June 30, 2026
	Amount (in thousands)	Percentages
Tax at federal statutory rate	$(7,482)	21.00%
State and local income tax, net of federal (national) income tax effect *	2	(0.01)%
Foreign tax effects:
Cayman - foreign rate differential between Cayman and U.S.	12,925	(36.28)%
China
Withholding tax	2,639	(7.41)%
Outside basis difference on equity method investment	930	(2.61)%
Other	193	(0.54)%
Hong Kong
Hong Kong - Foreign rate differential between Hong Kong and U.S.	(460)	1.29%
Other	405	(1.14)%
India
Withholding tax	395	(1.11)%
Other	(2)	0.01%
Other foreign jurisdictions	(140)	0.39%
Effect of cross-border tax laws
FDII	(610)	1.73%
Tax credits
Federal research and development credit	(2,324)	6.52%
Nontaxable or nondeductible items
Non-deductible compensation	972	(2.73)%
Other	203	(0.57)%
Changes in unrecognized tax benefits (report all jurisdictions)	(178)	0.50%
Provision for income taxes	$7,468	(20.96)%

*California and Oregon make up the majority of state tax expense in this category

Analysis of Effective Tax Rate Between Fiscal Years

As shown in the above effective tax rate analysis, the Company’s effective tax rate was (21.0)% , 31.0%, and (138.1)% for fiscal years 2026, 2025 and 2024, respectively, a 52% difference between fiscal years 2026 and 2025. The primary reason for the large percentage differences in the overall effective tax rate reconciliation between fiscal year 2026 and fiscal year 2025 was a result of fiscal year 2025 reporting a tax benefit of $12.5 million (a 45.1% effective tax rate impact in fiscal year 2025) vs. a fiscal year 2026 tax expense of $0.9 million (a negative 2.6% effective tax rate impact) on the outside basis difference on the equity method investment, for a total 47.7% effective tax rate impact between the two years. A secondary reason for the difference in the effective tax rate difference between fiscal year 2026 and fiscal year 2025 is that the Company incurred

$3.0 million (a negative 8.5% effective tax rate impact) of withholding taxes in fiscal year 2026 vs $0 withholding taxes in fiscal year 2025.

The primary reason for the large percentage differences in the overall effective tax rate reconciliation between fiscal year 2024 and fiscal year 2026 as well as between the fiscal year 2024 and fiscal year 2025 is mainly due to the smaller amount of pretax book loss of $2.6 million as the denominator in the calculation of effective tax rate reconciliation in fiscal year 2024, as compared to the larger amount of pretax book loss of $35.6 million in fiscal year 2026 as the denominator as well as the pretax book loss of $27.8 million in fiscal year 2025 as the denominator in calculating the effective tax rates for these years. When comparing the effective tax rate impact on the differences in pretax book loss between fiscal year 2026 versus fiscal year 2024, the net value of fiscal year 2026 loss is approximately 13.5 times higher than the pretax book loss in fiscal year 2024. Therefore, the percentage impact on the effective tax rate in fiscal year 2026 is approximately 13.5 times higher than in fiscal year 2024, simply due to the large variance in pretax book loss between the two years. The impact of the pretax book loss denominator effect also largely explains the differences in the effective tax rate differences between fiscal years 2026 and 2024 for tax credits and non-deductible executive compensation expense. The differences between “Foreign Taxes, net” is a result of changes in the mix of earnings in various geographic jurisdictions between fiscal year 2026 and fiscal year 2024.

Similarly, when comparing the effective tax rate impact on the differences in pretax book loss between fiscal year 2025 versus fiscal year 2024, the net value of fiscal year 2025 loss is approximately 10.5 times higher than the pretax book loss in fiscal year 2024. Therefore, the percentage impact on the effective tax rate in fiscal year 2025 is approximately 10.5 times higher than in fiscal year 2024, simply due to the large variance in pretax book loss between the two years. The impact of the pretax book loss denominator effect also fully explains the differences in the effective tax rate differences between fiscal years 2025 and 2024 for tax credits and non-deductible executive compensation expense. The differences between “Foreign Taxes, net” is a result of changes in the mix of earnings in various geographic jurisdictions between fiscal year 2025 and fiscal year 2024. The differences concerning “Outside Basis Differences on Equity Method Investment” between the two years is a result of the larger amount of equity method loss in fiscal year 2025 in comparison with that of fiscal year 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30,
	2026	2025
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,715	$2,327
Net operating loss carryforwards	—	—
Depreciation	8,002	7,210
Tax credits	17,355	16,957
Operating lease liabilities	3,299	3,953
Capitalized R&D costs	1,016	1,302
Accruals and reserves	495	434
Total deferred tax assets	32,882	32,183
Valuation allowance	(10,071)	(8,751)
Total deferred tax assets, net of valuation allowance	22,811	23,432
Deferred tax liabilities:
Depreciation and amortization	(17,275)	(18,538)
Right of use assets	(3,090)	(3,724)
Investments	(5,752)	(13,763)
Total deferred tax liabilities	(26,117)	(36,025)
Net deferred tax liabilities	$(3,306)	$(12,593)
The breakdown between deferred tax assets and liabilities is as follows:

	June 30,
	2026	2025
	(in thousands)
Deferred tax assets	$8,630	$599
Deferred tax liabilities	(11,936)	(13,192)
Net deferred tax liabilities	$(3,306)	$(12,593)

The Company’s valuation allowance related to deferred income taxes as reflected in the consolidated balance sheets was $10.1 million and $8.8 million as of June 30, 2026 and 2025, respectively. The change in valuation allowance for June 30, 2026 and 2025 was an increase of $1.3 million and an increase of $1.5 million, respectively.

At June 30, 2026 and 2025, the Company provided a valuation allowance for its state research and development credit carryforward deferred tax assets of $10.1 million and $8.8 million, respectively, as it generated more state tax credits each year than it can utilize. The Company intends to maintain a valuation allowance equal to the state research and development credit carryforwards in excess of the state net deferred tax liabilities on all other state book and tax differences and net operating loss carryforward.

At June 30, 2026, the Company had federal research and development tax credit carryforwards of approximately $7.2 million. The federal tax credits begin to expire in 2043, if not utilized. At June 30, 2026, the Company had state tax credit carryforwards of approximately $12.7 million, of which $11.3 million carryforward indefinitely, $1.1 million have a 10 to 15 years life (beginning to expire in 2033) and $0.3 million with a 20 years life, (beginning to expire in 2038).

The Company intends to reinvest the undistributed earnings of its foreign subsidiaries indefinitely, except for Alpha and Omega Semiconductor (Cayman) Ltd. and AOS International LP. Should the Company decide to remit this income to its Bermuda parent company in a future period, its provision for income taxes may increase materially in that period. The determination of the unrecognized deferred tax liability on these earnings is not practicable due to the complexity and variety of assumptions necessary to estimate the tax. As of June 30, 2026, the Company has recorded a deferred tax liability of $7.2 million for the basis difference related to our investment in the JV Company.

The following table presents the net cash paid by the Company for income taxes during the year ended June 30, 2026.

Dollars (in thousands)
Domestic
U.S. Federal	$1,220
U.S. State	—

Foreign
China	14,959
Other	1,306
$17,485
A reconciliation of the beginning and ending amount of unrecognized tax benefits from July 1, 2023 to June 30, 2026 is as follows:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Balance at beginning of year	$10,742	$10,088	$9,335
Additions based on tax positions related to the current year	825	826	764
Reductions based on tax positions related to prior years	(2)	(5)	(11)
Reductions due to lapse of applicable statute of limitations	(178)	(167)	—

Balance at end of year	$11,387	$10,742	$10,088
At June 30, 2026, the total unrecognized tax benefits of $11.4 million included $7.6 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $3.8 million of unrecognized tax benefits was recorded within long-term income tax payable on the Company's consolidated balance sheet as of June 30, 2026.

The total unrecognized tax benefits of $11.4 million at June 30, 2026 included $7.9 million that, if recognized, would reduce the effective income tax rate in future periods.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at June 30, 2026 was $1.0 million, of which $0.2 million was recognized in the year ended June 30, 2026. The amount of interest and penalties accrued at June 30, 2025 was $0.8 million, of which $0.2 million was recognized in the year ended June 30, 2025.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2009 to 2026 remain open to examination by U.S. federal tax authorities due to tax attribute carryovers. The tax years 2006 to 2026 remain open to examination by U.S. state tax authorities due to tax attribute carryovers. The tax years 2020 to 2026 remain open to examination by foreign tax authorities.

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

One Big Beautiful Bill Act, Enacted July 4, 2025

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. The key provisions include allowing immediate expensing of domestic research and experimental expenditures, new limitations on interest expense deductibility, reinstatement of 100% bonus depreciation for qualified assets placed in service in the United States after January 19, 2025 as well as changes to the calculation of taxable income resulting from the foreign derived intangible income deduction. The Company has concluded that the impact of OBBB for the current year is immaterial.

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
The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Hong Kong	$649,268	$617,574	$524,788
China	16,417	58,514	95,417
South Korea	1,905	1,691	9,956
United States	7,275	4,093	4,938
Other countries	4,062	14,290	22,175
	$678,927	$696,162	$657,274

The following is a summary of revenue by product type:

	Year Ended June 30,
	2026	2025	2024
	(in thousands)
Power discrete	$437,787	$449,507	$426,146
Power IC	233,870	229,926	205,778
Packaging and testing services and other	7,270	2,888	4,119
License and development services	—	13,841	21,231
	$678,927	$696,162	$657,274
Long-lived assets, net consisting of property, plant and equipment and land use rights, net, as well as operating lease right-of-use assets, net by geographical area are as follows:

	June 30,
	2026	2025
	(in thousands)
China	$103,037	$99,389
United States	226,629	230,518
Other countries	7,276	5,478
	$336,942	$335,385

14. Restricted Net Assets
Laws and regulations in China permit payments of dividends by the Company's subsidiaries in China only out of their retained earnings, if any, as determined in accordance with China accounting standards and regulations. Each China subsidiary is also required to set aside at least 10% of its after-tax profit, if any, based on China accounting standards each year to its statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. As a result of these China laws and regulations, the Company's subsidiaries in China are restricted in their abilities to transfer a portion of their net assets to the Company. As of June 30, 2026 and 2025, such restricted portion amounted to approximately $94.0 million and $93.9 million, or 11.8% and 11.4%, of our total consolidated net assets attributable to the Company, respectively. As the Company's subsidiaries in China are not revenue generating operating units, the Company does not expect to repatriate funds in the form of dividends, loans or advances from its subsidiaries in China for working capital and other funding purposes.

15. Commitments and Contingencies
Purchase commitments
As of June 30, 2026 and 2025, the Company had approximately $63.6 million and $85.9 million, respectively, of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others.
As of June 30, 2026 and 2025, the Company had approximately $8.6 million, and $14.1 million, respectively, of commitments for the purchase of property and equipment.
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

The Company is a party to a variety of agreements that it has contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at June 30, 2026 and 2025.

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

SCHEDULE II
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Allowance	Allowance	Valuation Allowance
	for Doubtful	for Price	for Deferred
	Accounts	Adjustments	Tax Assets
June 30, 2023	$30	$39,976	$6,686
Additions	—	204,153	580
Reductions	—	(202,440)	—

June 30, 2024	$30	$41,689	$7,266
Additions	—	204,555	1,485
Reductions	—	(205,442)	—

June 30, 2025	$30	$40,802	$8,751
Additions	—	179,183	1,320
Reductions	—	(181,286)	—
June 30, 2026	$30	$38,699	$10,071

(b) Index to Exhibits:

Number	Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
3.2	Amended and Restated Bye-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 12, 2015)
3.3	Amendment No. 1 to Amended and Restated Bye-Laws of Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 14, 2017)
4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.2 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)
4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 on to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 29, 2023)
10.1††
Foundry Agreement dated as of January 10, 2002 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.16 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.2††
First Addendum to Foundry Agreement dated as of July 28, 2005 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.17 from Registration Statement on Form F-1 (File No. 333-165823) initially filed with the Commission on March 31, 2010)

10.3††
Second Addendum to Foundry Agreement dated as of April 11, 2007 between the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.18 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.4††
Foundry Service Agreement dated as of November 2, 2009 between Alpha & Omega Semiconductor (Macau), Ltd. and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.6 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.5
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.17 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.6††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 4.18 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.7††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation(incorporated by reference to Exhibit 10.15 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.8
Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.19 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.9††
Supplement to Non-Exclusive Distributor Agreement dated as of July 27, 2010 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 4.20 from Annual Report on Form 20-F (File No. 001-34717) filed with the Commission on September 2, 2010)

10.10††
First Amendment of Supplement to Distribution Agreement dated as of April 21, 2011 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.18 from Annual Report Form 10-K (File No. 001-34717) filed with the Commission on September 9, 2011)

10.11
Supplement to Distribution Agreement dated as of July 27, 2010 between the Registrant and Promate Electronic Co., Ltd (incorporated by reference to Exhibit 10.2 from Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2015)

10.12
Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.19 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.13
Guarantee dated as of January 5, 2010 between the Registrant and OA Oakmead II, LLC (incorporated by reference to Exhibit 10.20 from Registration Statement on Form F-1 (File No. 333-165823) filed with the Commission on March 31, 2010)

10.14
Third Addendum to Foundry Agreement dated as of March 6, 2012 by and among the Registrant and Shanghai Hua Hong NEC Electronics Company, Limited (incorporated by reference to Exhibit 10.34 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 31, 2012)

10.15 (+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 9, 2017)
10.16
First Amendment to Lease dated as of December 23, 2009 between Alpha and Omega Semiconductor Incorporated and ECI Five Oakmead, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 11, 2020)

10.17
Amended and Restated Alpha & Omega Semiconductor Limited 2018 Omnibus Incentive Plan (as amended and restated effective as of November 11, 2025) (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2025)

10.18
Amendment to Market Performance Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on November 6, 2020)

10.19
Alpha & Omega Semiconductor Limited 2018 Employee Purchase Plan (as amended and restated effective as of November 7, 2024) (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A (File No. 001-34717) filed with the Commission on September 25, 2024)

10.20(+)
2021 Officer Form Retention Agreement for Executive Officers of Alpha and Omega Semiconductor Limited (incorporated by reference to Exhibit 10.45 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)

10.21(+)	Second Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.47 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.22(+)	Third Amendment To Lease US Sunnyvale Office (incorporated by reference to Exhibit 10.48 from Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 30, 2021)
10.23*	Amended and Restated Director Compensation Policy
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

10.26(+)	Executive Chairman Employment Agreement (Mike Chang) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on May 8, 2023)
10.27(+)
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
10.29
The Fourth Supplement to Non-Exclusive Distributor Agreement dated as of January 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation, (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.30
Fifth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Frontek Technology Corporation (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.31
Fourth Supplement to Distribution Agreement dated as of July 1, 2024 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 6, 2025)

10.32
Fifth Supplement to Distribution Agreement dated as of October 1, 2025 between Alpha & Omega Semiconductor (Hong Kong) Limited and Promate Electronic Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34717) filed with the Commission on February 5, 2026)

10.33	Calendar Year 2026 Executive Incentive Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10Q (File No. 001-34717) filed with the Commission on May 6, 2026
10.34*(+)	Amendment to Employment Agreement, dated as of November 6, 2025, by and between the registrant and Dr. Mike Chang
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

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
23.2*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer required by Rule 13(a)-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13(a)-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
97	Compensation of Recoupment Policy dated October 2, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 001-34717) filed with the Commission on August 23, 2024)
99.1*	Chongqing SIMIC Semiconductor Limited Unaudited Financial Statements as of and for the year ended December 31, 2025
99.2*	Chongqing Alpha and Omega Semiconductor Limited Report of Independent Auditor as of and for the years ended December 31, 2024 and December 31, 2023
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

August 27, 2026

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

Signature	Title	Date
/s/ STEPHEN C. CHANG	Chief Executive Officer and Director	August 27, 2026
Stephen C. Chang	(Principal Executive Officer)

/s/ YIFAN LIANG	Chief Financial Officer and Corporate Secretary	August 27, 2026
Yifan Liang	(Principal Financial Officer and Principal Accounting Officer)

/s/ MIKE F. CHANG	Chairman of the Board and Executive Vice President of Strategic Initiatives	August 27, 2026
Mike F. Chang, Ph.D.

/s/ CLAUDIA CHEN	Director	August 27, 2026
Claudia Chen

/s/ JOSHUA CHIEN	Director	August 27, 2026
Joshua Chien

/s/ SO-YEON JEONG	Director	August 27, 2026
So-Yeon Jeong

/s/ HANQING (HELEN) LI	Director	August 27, 2026
Hanqing (Helen) Li

/s/ KING OWYANG	Director	August 27, 2026
King Owyang

/s/ MICHAEL L. PFEIFFER	Director	August 27, 2026
Michael L. Pfeiffer

/s/ MICHAEL J. SALAMEH	Director	August 27, 2026
Michael J. Salameh