Form 10-Q
period 2026-09-30
ALPHA & OMEGA SEMICONDUCTOR Ltd
filed 2026-11-06
CIK 1387467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of October 30, 2026: 30,314,400

Alpha and Omega Semiconductor Limited
Form 10-Q
Fiscal First Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except par value per share)
	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$175,215	$180,771
Restricted cash	437	654
Accounts receivable, net	53,250	42,798
Inventories	196,265	201,384
Other current assets	12,679	12,311
Total current assets	437,846	437,918
Property, plant and equipment, net	307,237	314,671
Operating lease right-of-use assets, net	20,957	22,271
Intangible assets, net	1,360	1,347
Equity method investment	148,496	142,658
Deferred income tax assets	8,824	8,630
Other long-term assets	36,056	36,060
Total assets	$960,776	$963,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,670	$46,951
Accrued liabilities	60,093	57,677
Payable related to equity investee, net	9,322	8,694
Income taxes payable	3,537	2,849
Short-term debt	2,879	3,094
Deferred revenue	—	726
Finance lease liabilities	1,011	1,085
Operating lease liabilities	6,351	6,290
Total current liabilities	124,863	127,366
Long-term debt	—	537
Income taxes payable - long-term	4,861	4,776
Deferred income tax liabilities	12,540	11,936
Finance lease liabilities - long-term	—	189
Operating lease liabilities - long-term	15,428	16,787
Other long-term liabilities	2,744	4,063
Total liabilities	160,436	165,654
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred shares, par value $0.002 per share:
Authorized: 10,000 shares; issued and outstanding: none at September 30, 2026 and June 30, 2026	—	—
Common shares, par value $0.002 per share:
Authorized: 100,000 shares; issued and outstanding: 38,346 shares and 30,305 shares, respectively at September 30, 2026 and 38,294 shares and 30,253 shares, respectively at June 30, 2026	77	77
Treasury shares at cost: 8,041 shares at September 30, 2026 and 8,041 shares at June 30, 2026	(97,097)	(97,097)
Additional paid-in capital	413,586	406,933
Accumulated other comprehensive loss	(1,596)	(3,526)
Retained earnings	485,370	491,514
Total shareholders' equity	800,340	797,901
Total liabilities and shareholders' equity	$960,776	$963,555

See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,
	2026	2025
Revenue	$177,756	$182,501
Cost of goods sold [1]	134,258	139,656
Gross profit	43,498	42,845
Operating expenses
Research and development	28,436	24,145
Selling, general and administrative	24,070	23,284
Total operating expenses	52,506	47,429
Operating loss	(9,008)	(4,584)

Other income (loss), net [1]	(548)	2,468
Interest income	899	892
Interest expenses	(101)	(360)
Net loss before income taxes and equity method investment income	(8,758)	(1,584)

Income tax expense	1,536	1,927
Net loss before equity method investment income	(10,294)	(3,511)
Equity method investment income	4,150	1,389
Net loss	$(6,144)	$(2,122)

Net loss per common share
Basic	$(0.20)	$(0.07)
Diluted	$(0.20)	$(0.07)

Weighted average number of common shares used to compute net loss per share
Basic	30,286	30,036
Diluted	30,286	30,036
(1) Amounts include related party transactions. Refer to Note 3, Related Party Transaction.

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,
	2026	2025
Net loss	$(6,144)	$(2,122)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of $(178) and $(1,685) tax in the three months ended September 30, 2026 and 2025, respectively	1,930	7,203
Comprehensive income (loss)	$(4,214)	$5,081
See accompanying notes to these condensed consolidated financial statements.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Preferred Shares		Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2025	—	$—	37,127	$74	(7,118)	$(79,058)	$379,779	$(12,390)	$533,927	$822,332
Release of restricted stock units	—	—	60	—	—	—	—	—	—	—
Withholding tax on restricted stock units	—	—	(16)	—	—	—	(441)	—	—	(441)
Share-based compensation	—	—	—	—	—	—	7,132	—	—	7,132
Net loss	—	—	—	—	—	—	—	—	(2,122)	(2,122)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	7,203	—	7,203
Balance, September 30, 2025	—	$—	37,171	$74	(7,118)	$(79,058)	$386,470	$(5,187)	$531,805	$834,104

	Preferred Shares		Common Shares		Treasury Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2026	—	$—	38,294	$77	(8,041)	$(97,097)	$406,933	$(3,526)	$491,514	$797,901
Release of restricted stock units	—	—	67	—	—	—	—	—	—	—
Withholding tax on restricted stock units	—	—	(15)	—	—	—	(443)	—	—	(443)
Share-based compensation	—	—	—	—	—	—	7,096	—	—	7,096
Net loss	—	—	—	—	—	—	—	—	(6,144)	(6,144)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	1,930	—	1,930
Balance, September 30, 2026	—	$—	38,346	$77	(8,041)	$(97,097)	$413,586	$(1,596)	$485,370	$800,340

See accompanying notes to these condensed consolidated financial statements.

Table of Contents
ALPHA AND OMEGA SEMICONDUCTOR LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(6,144)	$(2,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,635	14,341
Equity method investment income	(4,150)	(1,389)
Share-based compensation expense	7,096	7,132
Deferred income taxes, net	232	(8,265)
Loss on disposal of property and equipment	382	—
Impairment of property and equipment	581	7
Changes in operating assets and liabilities
Accounts receivable	(10,452)	(2,327)
Inventories	5,119	(6,480)
Other current and long-term assets	434	840
Accounts payable	(3,142)	(9,182)
Net payable, equity investee	628	5,348
Income taxes payable	773	11,400
Deferred revenue	(726)	—
Accrued and other liabilities	319	884
Net cash provided by operating activities	5,585	10,187
Cash flows from investing activities
Proceeds from sale of equity interest in the JV Company	—	92,100
Purchases of property and equipment	(9,174)	(9,767)
Purchase of intangible assets	(498)	(388)
Proceeds from sale of property and equipment	2	—
Government grant related to equipment	74	—
Loan receivable from supplier	(359)	—
Net cash provided by (used in) investing activities	(9,955)	81,945
Cash flows from financing activities
Withholding tax on restricted stock units	(443)	(441)
Repayments of borrowings	(752)	(20,948)
Principal payments on finance leases	(264)	(245)
Net cash used in financing activities	(1,459)	(21,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,773)	70,432
Cash, cash equivalents and restricted cash at beginning of period	181,425	153,498
Cash, cash equivalents and restricted cash at end of period	$175,652	$223,930

Supplemental disclosures of non-cash investing and financing information:
Property and equipment purchased but not yet paid	$3,873	$4,738

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$175,215	$223,509
Restricted cash	437	421
Total cash, cash equivalents, and restricted cash	$175,652	$223,930
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
Basis of Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission Regulation S-X, as amended. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”). For a complete discussion of the Company's accounting policies, refer to Part II, Item 8, Note 1 — Significant Accounting Policies in our 2026 Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027 or any other interim period. The consolidated balance sheet at June 30, 2026 is derived from the audited financial statements included in our 2026 Form 10-K.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. The guidance was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU on July 1, 2026 and there was not a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements not yet adopted

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

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Equity Method Investment in Equity Investee

The Company has accounted for its investment in the JV Company using the equity method of accounting. For details of its equity method investment, please refer to Part II, Item 8, Note 2 — Equity Method Investment in Equity Investee in its 2026 Form 10-K.

In the first quarter of fiscal year 2027, an existing investor of the JV Company paid RMB 2.3 billion, or approximately $343.7 million based on the currency exchange rate between RMB and U.S. Dollar on August 31, 2026, to increase its share of ownership in the JV Company. As a result, the Company’s equity interest in the JV Company decreased to approximately 15.1%. In connection with this transaction, the Company evaluated whether it continued to have the ability to exercise significant influence over the operating and financial policies of the JV Company, considering, among other factors, its representation on the board of directors, material transactions between the Company and the JV Company, and its participation in the policy-making process. Based on this evaluation, the Company concluded that it continues to have the ability to exercise significant influence over the JV Company and, accordingly, continues to account for its investment in the JV Company under the equity method of accounting.

The Company accounts for its share of the JV Company’s earnings or losses on a three-month lag basis because it is unable to obtain the JV Company’s financial information on a timely basis. During the three months ended September 30, 2026, the Company recognized income of $4.2 million related to its investment in the JV Company, including a $4.0 million gain resulting from the dilution of the Company’s ownership interest in the JV Company in connection with the foregoing transaction. During the three months ended September 30, 2025, the Company recorded income of $1.4 million from its equity share of the JV Company, using lag reporting.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Related Party Transactions

As of September 30, 2026, the Company owned approximately 15.1% equity interest in the JV Company, which, by definition, is a related party to the Company. The JV Company supplies 12-inch wafers and provides assembly and testing services to AOS. The JV Company reimbursed AOS for purchases made on its behalf of $0.0 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The purchases by AOS for the three months ended September 30, 2026 and 2025 were $23.7 million and $30.4 million, respectively. Due to the right of offset of receivables and payables with the JV Company, as of September 30, 2026 and June 30, 2026, AOS recorded the net amount of $9.3 million and $8.7 million, respectively, as a payable related to equity investee, net, on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025, the Company also recorded approximately $1.9 million other income for certain services the Company provided to the JV Company.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Net Loss Per Common Share
The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders:

	Three Months Ended September 30,
	2026	2025
	(in thousands, except per share data)
Numerator:
Net loss	$(6,144)	$(2,122)

Denominator:
Basic:
Weighted average number of common shares used to compute basic net loss per share	30,286	30,036
Diluted:
Weighted average number of common shares used to compute diluted net loss per share	30,286	30,036
Net loss per common share:
Basic	$(0.20)	$(0.07)
Diluted	$(0.20)	$(0.07)
The following potential dilutive securities were excluded from the computation of diluted net loss per common share as their effect would have been anti-dilutive:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
RSUs	2,317	2,420
ESPP	917	327
Total potential dilutive securities	3,234	2,747

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
Summarized below are individual customers whose revenue or accounts receivable balances were 10% or higher than the respective total consolidated amounts:

	Three Months Ended September 30,
Percentage of revenue	2026	2025
Customer A	15.3%	21.8%
Customer B	56.8%	53.8%

	September 30, 2026	June 30, 2026
Percentage of accounts receivable
Customer B	70.3%	62.4%

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Balance Sheet Components

Accounts receivable, net:

	September 30, 2026	June 30, 2026
	(in thousands)
Accounts receivable	$89,138	$81,527
Less: Allowance for price adjustments	(35,858)	(38,699)
Less: Allowance for credit losses	(30)	(30)
Accounts receivable, net	$53,250	$42,798

Inventories:

	September 30, 2026	June 30, 2026
	(in thousands)
Raw materials	$76,281	$75,764
Work-in-process	96,051	95,528
Finished goods	23,933	30,092
	$196,265	$201,384

Other current assets:

	September 30, 2026	June 30, 2026
	(in thousands)
Value-added tax receivable	$425	$397
Other prepaid expenses	1,943	1,820
Prepaid insurance	3,788	4,301
Prepaid maintenance	1,793	1,636
Deposit with supplier	1,107	786
Prepaid income tax	1,050	780
Interest receivable	213	195
Short term deposit	573	356
Other receivables	1,787	2,040
	$12,679	$12,311

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, plant and equipment, net:

	September 30, 2026	June 30, 2026
	(in thousands)
Land	$4,877	$4,877
Building and building improvements	73,773	73,292
Manufacturing machinery and equipment	486,174	472,841
Equipment and tooling	42,086	40,960
Computer equipment and software	54,957	54,238
Office furniture and equipment	3,678	3,642
Leasehold improvements	44,740	43,967
	710,285	693,817
Less: Accumulated depreciation and amortization	(434,553)	(421,809)
	275,732	272,008
Equipment and construction in progress	31,505	42,663
Property, plant and equipment, net	$307,237	$314,671

Intangible assets, net:

	September 30, 2026	June 30, 2026
	(in thousands)
Patents and technology rights	$18,037	$18,037
Software license	1,634	1,485
Trade name	268	268
Customer relationships	1,150	1,150
	21,089	20,940
Less: Accumulated amortization	(19,998)	(19,862)
	1,091	1,078
Goodwill	269	269
Intangible assets, net	$1,360	$1,347

Future amortization expense of intangible assets is as follows (in thousands):

Year ending June 30,
2027 (Remaining)	$422
2028	563
2029	101
2030	5
$1,091

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other long-term assets:

	September 30, 2026	June 30, 2026
	(in thousands)
Prepayments for property and equipment	$815	$440
Customs deposit	696	703
Deposit with supplier	22,355	22,857
Long-term loan receivable	10,035	9,677
Office leases deposits	1,387	1,161
Other	768	1,222
	$36,056	$36,060
Accrued liabilities:

	September 30, 2026	June 30, 2026
	(in thousands)
Accrued compensation and benefits	$27,738	$20,925
Warranty accrual	2,831	2,090
Stock rotation accrual	6,932	6,937
Accrued professional fees	2,349	3,219
Accrued inventory	1,014	2,071
Accrued facilities related expenses	2,648	2,419
Accrued property, plant and equipment	2,450	2,598
Other accrued expenses	6,173	6,093
Customer deposits	4,089	9,769
ESPP payable	3,869	1,556
	$60,093	$57,677
Short-term customer deposits are payments received from customers for securing future product shipments. As of September 30, 2026, $1.0 million for such deposits were from Customer A, and $3.1 million were from other customers. As of June 30, 2026, $5.0 million were from Customer A and $5.0 million were from other customers.
The activities in the warranty accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$2,090	$2,118
Additions	1,855	163
Utilization	(1,114)	(199)
Ending balance	$2,831	$2,082

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The activities in the stock rotation accrual, included in accrued liabilities, are as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$6,937	$6,184
Additions	4,262	3,598
Utilization	(4,267)	(4,123)
Ending balance	$6,932	$5,659
Other long-term liabilities:

	September 30, 2026	June 30, 2026
	(in thousands)
Customer deposits	$2,457	$3,457
Other	287	606
	$2,744	$4,063

Customer deposits in other long-term liabilities are payments received from customers for securing future product shipments. As of September 30, 2026 and June 30, 2026, there were $2.5 million and $3.5 million of customer deposits from other customers, respectively.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Debt

In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.1 million as of September 30, 2026. As of September 30, 2026, the outstanding balance of this debt financing was $2.9 million.

As of September 30, 2026, the future maturities of short-term debt were as follows (in thousands):

Year ending June 30,
2027	$2,342
2028	537
Total principal	$2,879

8. Leases

The Company evaluates contracts for lease accounting at contract inception and assesses lease classification at the lease commencement date. The finance lease is related to the $5.1 million of a machinery lease financing with a vendor. The Company does not record leases on the Condensed Consolidated Balance Sheets with a term of one year or less.
The components of the Company’s operating and finance lease expenses are as follows for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating leases:
Fixed rent expense	$1,768	$1,629
Variable rent expense	283	270
Finance lease:
Amortization of equipment	128	128
Interest	22	41
Short-term leases
Short-term lease expenses	23	46
Total lease expenses	$2,224	$2,114

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2026	June 30, 2026
Operating Leases:
Right-of-use assets associated with operating leases	$20,957	$22,271
Finance Lease:
Property, plant and equipment, gross	$5,133	$5,133
Accumulated depreciation	(2,326)	(2,197)
Property, plant and equipment, net	$2,807	$2,936

Weighted average remaining lease term (in years)
Operating leases	3.83	4.03
Finance lease	1.00	1.25

Weighted average discount rate
Operating leases	5.13%	4.97%
Finance lease	7.51%	7.51%

Supplemental cash flow information related to the Company’s operating and finance leases is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,851	$1,557
Operating cash flows from finance lease	$22	$41
Financing cash flows from finance lease	$264	$245

Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for lease obligations	$123	$4,430

Future minimum lease payments are as follows as of September 30, 2026 (in thousands):

Year ending June 30,	Operating Leases	Finance Leases
The remainder of fiscal 2027	$5,583	$858
2028	6,977	191
2029	5,245	—
2030	4,063	—
2031	1,043	—
Thereafter	1,171	—
Total minimum lease payments	24,082	1,049
Less: Amounts representing interest	(2,303)	(38)
Total lease liabilities	$21,779	$1,011

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Shareholders’ Equity and Share-based Compensation

Share Repurchase

In November 2025, the Board of Directors of the Company approved a share repurchase program (the “Repurchase Program”) that authorizes the Company to repurchase its common shares from the open market pursuant to a pre-established Rule 10b5-1 trading plan or through privately negotiated transactions up to an aggregate of $30.0 million. The amount and timing of any repurchases under the Repurchase Program depend on a number of factors, including but not limited to, the trading price, volume and availability of the Company’s common shares. Shares repurchased under this program are accounted for as treasury shares and the total cost of shares repurchased is recorded as a reduction of shareholders' equity. From time to time, treasury shares may be reissued as part of the Company’s share-based compensation programs. Gains on the reissuance of treasury stock are credited to additional paid-in capital; losses are charged to additional paid-in capital to offset the net gains, if any, from previous sales or reissuance of treasury stock. Any remaining balance of the losses is charged to retained earnings.

During the three months ended September 30, 2026, the Company had no shares repurchased from the open market. As of September 30, 2026, approximately $11.9 million remained available under the Repurchase Program.

Time-based Restricted Stock Units (“TRSUs”)

The following table summarizes the Company’s TRSU activities for three months ended September 30, 2026:

	Number of Time-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2026	1,628,969	$25.86	1.71	$77,099,103
Granted	49,868	$32.58
Vested	(66,765)	$31.40
Forfeited	(33,425)	$27.65
Nonvested at September 30, 2026	1,578,647	$25.80	1.54	$43,412,793

Market-based Restricted Stock Units (“MSUs”)

During the quarters ended of December 31, 2021 and September 30, 2018, the Company granted 1.0 million and 1.3 million of MSUs to certain personnel, respectively. For additional information, refer to “Note 10 — Share-based Compensation” in the Notes to the Consolidated Financial Statements within Item 8 of the Company’s 2026 Form 10-K. On August 13, 2026, the Compensation Committee of the Board approved a modification to the terms of the 2021 MSUs to reduce the minimum revenue threshold. The modification did not change the stock price targets, performance period, service condition, or other material terms of the awards. The Company recorded $0.4 million of MSUs expenses for the three months ended September 30, 2026, and $1.5 million of expenses during the three months ended September 30, 2025, respectively.

The following table summarizes the Company’s MSUs activities for the three months ended September 30, 2026:

	Number of Market-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2026	1,037,000	$37.80	2.39	$49,081,210
Forfeited	(27,000)	$48.44
Nonvested at September 30, 2026	1,010,000	$37.52	2.12	$27,775,000

Performance-based Restricted Stock Units (“PRSUs”)

In March of each year since year 2017, the Company granted PRSUs to certain personnel. The number of shares to be earned under the PRSUs is determined based on the level of attainment of predetermined financial goals. The PRSUs vest in

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
four equal annual installments from the first anniversary date after the grant date if certain predetermined financial goals were met. The Company recorded approximately $1.0 million of expenses, using the accelerated attribution method, for these PRSUs during the three months ended September 30, 2026, and $1.2 million for the three months ended September 30, 2025.

The following table summarizes the Company’s PRSUs activities for three months ended September 30, 2026:

	Number of Performance-based Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Nonvested at June 30, 2026	448,438	$23.57	1.82	$21,224,571
Nonvested at September 30, 2026	448,438	$23.57	1.56	$12,332,045
Employee Share Purchase Plan (“ESPP”)
The assumptions used to estimate the fair values of common shares issued under the ESPP were as follows:

Three Months Ended September 30,
2026
Volatility rate	81.0%
Risk-free interest rate	3.9%
Expected term	1.3 years
Dividend yield	—%
Share-based Compensation Expense
The total share-based compensation expense recognized in the Condensed Consolidated Statements of Loss for the periods presented was as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Cost of goods sold	$1,034	$1,065
Research and development	2,129	1,859
Selling, general and administrative	3,933	4,208
	$7,096	$7,132

As of September 30, 2026, total unrecognized compensation cost under the Company’s share-based compensation plans was $34.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Income Taxes

The Company recognized income tax expense of approximately $1.5 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. The income tax expense of $1.5 million for the three months ended September 30, 2026 included a $0.1 million discrete tax expense. The income tax expense of $1.9 million for the three months ended September 30, 2025 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2026 and 2025 was $1.4 million and $1.9 million, respectively, and the effective tax rate for the three months ended September 30, 2026 and 2025 was (31.7)% and (952.4)%, respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2026, the gross amount of unrecognized tax benefits was approximately $11.4 million, of which $7.9 million, if recognized, would reduce the effective income tax rate in future periods. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment and Geographic Information

The Company is organized as, and operates in, one operating segment: the design, development and supply of power semiconductor products for computing, consumer electronics, communication and industrial applications. The chief operating decision-maker is the Chief Executive Officer. The financial information presented to the Company’s Chief Executive Officer is on a consolidated basis, accompanied by information about revenue by customer and geographic region, for purposes of evaluating financial performance and allocating resources. The Chief Executive Officer assesses performance of the Company, monitors budget versus actual results and determines how to allocate resources based on the consolidated net loss as reported on the Company’s Condensed Consolidated Statements of Loss. There are no other expense categories regularly provided to the Chief Executive Officer that are not already included in the Condensed Consolidated Statements of Loss. The Company has one business segment, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

The Company sells its products primarily to distributors in the Asia Pacific region, who in turn sell these products to end customers. Because the Company’s distributors sell their products to end customers which may have a global presence, revenue by geographical location is not necessarily representative of the geographical distribution of sales to end user markets.

The revenue by geographical location in the following tables is based on the country or region in which the products were shipped to:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Hong Kong	$171,053	$178,411
China	4,448	2,357
South Korea	374	479
United States	1,150	1,125
India	726	—
Other countries	5	129
	$177,756	$182,501

The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Power discrete	$137,194	$108,506
Power IC	38,703	72,708
Packaging and testing services and other	1,859	1,287
	$177,756	$182,501

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-lived assets, net consisting of property, plant and equipment and operating lease right-of-use assets, net by geographical area are as follows:

	September 30, 2026	June 30, 2026
	(in thousands)
China	$99,323	$103,037
United States	221,480	226,629
Other countries	7,391	7,276
	$328,194	$336,942

ALPHA AND OMEGA SEMICONDUCTOR LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2026, the Company had approximately $67.0 million of outstanding purchase commitments primarily for purchases of semiconductor raw materials, wafers, spare parts, packaging and testing services and others, as well as $9.7 million of capital commitments for the purchase of property and equipment. Purchase commitments are generally restricted to a purchase forecast as mutually agreed between the parties. This purchase forecast can vary among different suppliers.
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

The Company is a party to a variety of agreements contracted with various third parties. Pursuant to these agreements, the Company may be obligated to indemnify another party to such an agreement with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claim. Further, the Company's obligations under these agreements may be limited in time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. The Company has not historically paid or recorded any material indemnifications, and no accrual was made at September 30, 2026 and June 30, 2026.
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

Management’s discussion should be read in conjunction with management’s discussion included in the Company’s 2026 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2026.
Overview
We are a designer, developer, and global supplier of a broad range of discrete power devices, wide band gap power devices, power management ICs and modules, including a wide portfolio of Power MOSFET, SiC, IGBT, IPM, TVS, HV Gate Drivers, Power IC, and Digital Power products. Our portfolio of power semiconductors includes approximately 2,900 products, and has grown with the introduction of over 70 new products in the fiscal year ended June 30, 2026, and over 100 new products in each of the fiscal years ended June 30, 2025 and 2024. During the three months ended September 30, 2026, we introduced 14 new products. Our teams of scientists and engineers have developed extensive intellectual properties and technical knowledge that encompass major aspects of power semiconductors, which we believe enables us to introduce and develop innovative products to address the increasingly complex power requirements of advanced electronics. We have an extensive patent portfolio that consists of 968 patents and 74 patent applications in the United States as of September 30, 2026. We also have a total of 1,097 foreign patents, which primarily were based on our research and development efforts through September 30, 2026. We differentiate ourselves by integrating our expertise in technology, design and advanced manufacturing and packaging to optimize product performance and cost. Our portfolio of products targets high-volume applications, including personal computers, graphic cards, game consoles, home appliances, power tools, smart phones, battery packs, consumer and industrial motor controls and power supplies for computers, servers and telecommunications equipment.

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

During the fiscal quarter ended September 30, 2026, we continued our product diversification program by developing new silicon and packaging platforms to expand our serviceable available market, or SAM, and offer higher performance products. Our metal-oxide-semiconductor field-effect transistors, or MOSFET, and power IC product portfolio also expanded.

On March 29, 2016, we formed a joint venture (the “JV Company”) with two investment funds owned by the Municipality of Chongqing (the “Chongqing Funds”), for the purpose of constructing and operating a power semiconductor packaging, testing and 12-inch wafer fabrication facility (“Fab”) in the LiangJiang New Area of Chongqing, China in which we initially owned 50.9%, and the Chongqing Funds owned 49.1% of the equity interest in the JV Company. From December 2021 to June 2026, we reduced our ownership of the JV Company by completing several transactions to sell additional equity interests of the JV Company to third-party investors, while the JV Company also issued additional equity interests to new investors that diluted our ownership interest. Accordingly, as of June 30, 2026, the percentage of outstanding JV equity interest beneficially owned by us was further reduced to 18.9%.

In the first quarter of fiscal year 2027, an existing investor of the JV Company paid RMB 2.3 billion, or approximately $343.7 million based on the currency exchange rate between RMB and U.S. Dollar on August 31, 2026, to increase its share of ownership in the JV Company. As a result, the Company’s equity interest in the JV Company decreased to approximately 15.1%.

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

In 2024, the semiconductor industry was impacted by a global memory chip shortage, which has intensified through the first three calendar quarters of 2026, and such shortages have materially affected the market for power semiconductor products we sell. Driven by the concentration of manufacturing capacity — particularly for high-bandwidth memory used in AI applications — among a limited number of manufacturers, DRAM prices increased significantly. These cost increases have elevated the retail prices of personal computers, laptops, and related devices, reducing consumer affordability and contributing to an expected decline in the worldwide PC market.

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
Results of Operations
The following tables set forth statements of loss, also expressed as a percentage of revenue, for three months ended September 30, 2026 and 2025, respectively. Our historical results of operations are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(% of revenue)
Revenue	$177,756	$182,501	100.0%	100.0%
Cost of goods sold	134,258	139,656	75.5%	76.5%
Gross profit	43,498	42,845	24.5%	23.5%
Operating expenses
Research and development	28,436	24,145	16.0%	13.2%
Selling, general and administrative	24,070	23,284	13.5%	12.8%
Total operating expenses	52,506	47,429	29.5%	26.0%
Operating loss	(9,008)	(4,584)	(5.0)%	(2.5)%

Other income (loss), net	(548)	2,468	(0.3)%	1.3%
Interest income	899	892	0.5%	0.5%
Interest expenses	(101)	(360)	(0.1)%	(0.2)%
Net loss before income taxes and equity method investment income	(8,758)	(1,584)	(4.9)%	(0.9)%
Income tax expense	1,536	1,927	0.9%	1.1%
Net loss before equity method investment income	(10,294)	(3,511)	(5.8)%	(2.0)%
Equity method investment income	4,150	1,389	2.3%	0.8%
Net loss	$(6,144)	$(2,122)	(3.5)%	(1.2)%

Share-based compensation expense was recorded as follows:

	Three Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(% of revenue)
Cost of goods sold	$1,034	$1,065	0.6%	0.6%
Research and development	2,129	1,859	1.2%	1.0%
Selling, general and administrative	3,933	4,208	2.2%	2.3%
Total	$7,096	$7,132	4.0%	3.9%

Three Months Ended September 30, 2026 and 2025
Revenue
The following is a summary of revenue by product type:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Power discrete	$137,194	$108,506	$28,688	26.4%
Power IC	38,703	72,708	(34,005)	(46.8)%
Packaging and testing services and other	1,859	1,287	572	44.4%
	$177,756	$182,501	$(4,745)	(2.6)%
The following is a summary of revenue by end market:

	Three Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(% of revenue)
Computing	$83,207	$97,131	46.8%	53.2%
Consumer	16,130	23,514	9.1%	12.9%
Communication	37,842	32,667	21.3%	17.9%
Power supply and industrial	38,718	27,902	21.8%	15.3%
Packaging and testing services and other	1,859	1,287	1.0%	0.7%
	$177,756	$182,501	100.0%	100.0%

Total revenue was $177.8 million for the three months ended September 30, 2026, a decrease of $4.7 million, or 2.6% as compared to $182.5 million for the same quarter last year. The decrease was primarily due to a decrease of $34.0 million in sales of power IC products, partially offset by an increase of $28.7 million in sales of power discrete products and an increase of $0.6 million in packaging and testing services and other. The net decrease in power discrete products and power IC products sales was primarily due to a 19.4% decrease in unit shipment, partially offset by a 20.4% increase in average selling price as compared to same quarter last year due to a shift in product mix. Such net decrease in revenues was primarily driven by a decrease in computing markets, particularly in notebooks, and a decrease in consumer markets, particularly in gaming products, offset by an increase in communication markets, particularly in battery products, and an increase in power supply and industrial markets, particularly in power tools products. The increase in revenue of packaging and testing services and other for the three months ended September 30, 2026, as compared to same quarter last year, was primarily due to increased demand.

Cost of goods sold and gross profit

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Cost of goods sold	$134,258	$139,656	$(5,398)	(3.9)%
Percentage of revenue	75.5%	76.5%
Gross profit	$43,498	$42,845	$653	1.5%
Percentage of revenue	24.5%	23.5%

Cost of goods sold was $134.3 million for the three months ended September 30, 2026, a decrease of $5.4 million or 3.9%, as compared to $139.7 million for the same quarter last year. The decrease was primarily due to 2.6% decrease in sales. Gross margin increased by 1.0 percentage points to 24.5% for the three months ended September 30, 2026, as compared to 23.5% for the same quarter last year. The increase in gross margin was primarily due to better product mix during the three months ended September 30, 2026.

Research and development expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Research and development expenses	$28,436	$24,145	$4,291	17.8%

Research and development expenses were $28.4 million for the three months ended September 30, 2026, an increase of $4.3 million, or 17.8%, as compared to $24.1 million for the same quarter last year. The increase was primarily attributable to a $2.9 million increase in employee compensation and personnel related expenses mainly due to higher bonus expense, increased headcount and merit salary increases, a $0.7 million increase in product prototyping engineering expense as a result of increased engineering activities, a $0.3 million increase in share-based compensation expense as a result of more participants in the stock plan programs, and $0.4 million increase in allocation.
Selling, general and administrative expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Selling, general and administrative	$24,070	$23,284	$786	3.4%

Selling, general and administrative expenses were $24.1 million for the three months ended September 30, 2026, an increase of $0.8 million, or 3.4%, as compared to $23.3 million for the same quarter last year. The increase was primarily due to a $0.4 million increase in employee compensation and personnel related expenses primarily due to higher bonus expense, increased headcount and merit salary increase, a $0.6 million increase in a fixed asset impairment, and a $0.4 million increase on loss of fixed asset disposals, offset by a $0.2 million decrease in audit and tax professional service fees, a $0.1 million decrease in consulting fees, and $0.3 million decrease in share-based compensation expense as a result of the change in estimated achievement of the performance conditions associated with the MSUs granted in December 2021.

Other income (loss), net

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Other income (loss), net	$(548)	$2,468	$(3,016)	(122.2)%
Other income (loss), net decreased by $3.0 million in the three months ended September 30, 2026 as compared to the same quarter last year primarily due to a decrease in foreign currency exchange gain as a result of the appreciation of RMB and South Korean Won against USD, as well as income of $1.9 million from certain services provided by the Company to the JV Company during the three months ended September 30, 2025.
Interest income

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Interest income	$899	$892	$7	0.8%
Interest income in the three months ended September 30, 2026, as compared to the same quarter last year remained flat.
Interest expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Interest expenses	$(101)	$(360)	$259	(71.9)%
Interest expenses decreased in the three months ended September 30, 2026 as compared to the same period last year primarily due to lower outstanding loan balance in the current quarter.
Equity method investment income

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Equity method investment income	$4,150	$1,389	$2,761	198.8%

Equity method investment income increased in the three months ended September 30, 2026, as compared to the same quarter last year. During the three months ended September 30, 2026, we recognized income of $4.2 million related to our investment in the JV Company, including a $4.0 million gain resulting from the dilution of our ownership interest in the JV Company. During the three months ended September 30, 2025, we recorded income of $1.4 million, including $1.1 million on the sale of a portion of our interest in the equity method investment.
Income tax expense

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)		(in thousands)	(in percentage)
Income tax expense	$1,536	$1,927	$(391)	(20.3)%

We recognized income tax expense of approximately $1.5 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. The income tax expense of $1.5 million for the three months ended September 30, 2026 included a $0.1 million discrete tax expense. The income tax expense of $1.9 million for the three months ended September 30, 2025 included a $0.1 million discrete tax expense. Excluding the discrete income tax items, the income tax expense for the three months ended September 30, 2026 and 2025 was $1.4 million and $1.9 million, respectively, and the effective tax rate for the three months ended September 30, 2026 and 2025 was (31.7)% and (952.4%), respectively. The changes in the tax expense and effective tax rate between the periods resulted primarily from changes in the mix of earnings in various geographic jurisdictions between the current period and the same period of last year.

The Company files its income tax returns in the United States and in various foreign jurisdictions. The tax years 2004 to 2025 remain open to examination by U.S. federal and state tax authorities. The tax years 2019 to 2025 remain open to examination by foreign tax authorities.

In accordance with the guidance on the accounting for uncertainty in income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. These assessments can require considerable estimates and judgments. As of September 30, 2026, the gross amount of unrecognized tax benefits was approximately $11.4 million, of which $7.9 million, if recognized, would reduce the effective income tax rate in future periods. If the Company's estimate of income tax liabilities proves to be less than the ultimate assessment, then a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determine the liabilities are no longer necessary.

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
In September 2021, Jireh Semiconductor Incorporated (“Jireh”), one of the Company’s wholly-owned subsidiaries, entered into a financing arrangement agreement with a company (“Lender”) for the lease and purchase of a machinery equipment manufactured by a supplier. This agreement includes a payment term of five (5) years, pursuant to which Jireh commenced payments of interest and principal to the Lender in September 2022 when the final installation and acceptance of the equipment were completed. After the end of such payment term, Jireh has the option to purchase the equipment for $1. The implied interest rate was 4.75% per annum which was adjustable based on every five basis point increase in 60-month U.S. Treasury Notes. The total purchase price of this equipment was euro 12.0 million. In April 2021, Jireh made a down payment of euro 6.0 million, representing 50% of the total purchase price of the equipment, to the supplier. In June 2022, the equipment was delivered to Jireh after Lender paid 40% of the total purchase price, for euro 4.8 million, to the supplier on behalf of Jireh. In September 2022, Lender paid the remaining 10% payment for the total purchase price and reimbursed Jireh for the 50% down payment, after the installation and configuration of the equipment. The title of the equipment was transferred to Lender following such payment. The agreement was amended with fixed implied interest rate of 7.51% and monthly payment of principal and interest effective in October 2022. Other terms remain the same. In addition, Jireh purchased hardware for the machine under this financing arrangement. The purchase price of this hardware was $0.2 million. The financing arrangement is secured by this equipment and other equipment at Jireh, which had a net book value of $10.1 million as of September 30, 2026. As of September 30, 2026, the outstanding balance of this debt financing was $2.9 million.

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

Cash, cash equivalents and restricted cash
As of September 30, 2026 and June 30, 2026, we had $175.7 million and $181.4 million of cash, cash equivalents and restricted cash, respectively. Our cash, cash equivalents and restricted cash primarily consist of cash on hand, restricted cash, and short-term bank deposits with original maturities of three months or less. Of the $175.7 million and $181.4 million cash, cash equivalents and restricted cash, $76.8 million and $60.7 million, respectively, are deposited with financial institutions outside the United States.
The following table shows our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$5,585	$10,187
Net cash provided by (used in) investing activities	(9,955)	81,945
Net cash used in financing activities	(1,459)	(21,634)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,773)	$70,432

Cash flows from operating activities
For three months ended September 30, 2026, the $4.6 million decrease in cash provided by operating activities compared to the same period last year was primarily due to an increase of net loss of $4.0 million, an increase of $8.1 million in accounts receivable, an increase of $0.4 million in other current and long term assets, a decrease of $4.7 million in net payable, equity investee, a decrease of $10.6 million in income tax payable, a $0.7 million decrease in deferred revenue, and a decrease of $0.6 million in accrued and other liabilities. These sources of cash were offset by an increase of non-cash expenses of $7.0 million, which includes an increase of $8.5 million in deferred income tax, net, an increase of $0.3 million in depreciation and amortization, an increase of $0.4 million in loss on disposal of property and equipment, an increase of $0.6 million on impairment of property and equipment, offset by an increase of $2.8 million in equity method investment gain, a decrease of $11.6 million in inventory purchase, as well as an increase of accounts payable of $6.0 million primarily due to timing of payment.
Cash flows from investing activities

For three months ended September 30, 2026, the $91.9 million increase in cash used in investing activities compared to the same period last year was primarily due to $92.1 million of proceeds from the sale of equity interest in the JV Company during the three months ended September 30, 2025, as well as $0.1 million of more purchase of intangible assets, a $0.4 million increase in a loan issued to a supplier, partially offset by $0.6 million of less purchases of property and equipment in three months ended September 30, 2026 compared to the same period last year.
Cash flows from financing activities
For three months ended September 30, 2026, the $20.2 million decrease in cash used in financing activities compared to the same period last year was primarily due to less repayments of borrowings due to less loan borrowings.
Commitments
See Note 12 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of commitments.
Contractual Obligations
There were no material changes outside of our ordinary course of business in our contractual obligations from those disclosed in our 2026 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2026 Form 10-K, filed with the SEC on August 27, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were effective and provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

Item 1A of Part I of our 2026 Form 10-K, filed with the SEC on August 27, 2026, contains risk factors identified by the Company. There have been no material changes to the risk factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plans or Rule 10b5-1 Trading Plans

The table below summarizes the material terms of trading arrangements adopted by any of our executive officers and directors during the three months ended September 30, 2026. All of the trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date of Adoption	End Date (1)	Aggregate number of common shares to be sold pursuant to 10b5-1 trading agreements
Bing Xue	VP Sales and Business Development	August 18, 2026	December 31, 2027	46,903
Mike Salameh	Director	August 17, 2026	November 10, 2027	16,212
1. Each plan will expire on the earlier of the end date and the completion of all transactions under the trading agreements.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2026

ALPHA AND OMEGA SEMICONDUCTOR LIMITED

By:	/s/ YIFAN LIANG
Yifan Liang
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)